Form 10-Q
period 1996-09-30
FORTRESS GROUP INC
filed 1996-11-14
CIK 1010607

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

        [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

             For the Quarterly Period Ended:  September 30, 1996
                                              ------------------

                                      OR

        [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

             For the Transition Period from ____________ to ____________.


                        Commission file number:  0-28024


                            THE FORTRESS GROUP, INC.
             (Exact name of registrant as specified in its charter)


             DELAWARE                                     54-1774997
  (State or other jurisdiction               (IRS Employer Identification No.)
of incorporation or organization)


              1921 GALLOWS ROAD, SUITE 730, VIENNA, VIRGINIA 22182
             (Address of principal executive offices and zip code)


      Registrant's telephone number, including area code:  (703) 442-4545


          INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.  YES   X     NO
                                               -----      -----
          AS OF NOVEMBER 12, 1996, THERE WERE OUTSTANDING 11,764,375 SHARES OF COMMON STOCK, PAR VALUE $.01, OF THE REGISTRANT.

                            THE FORTRESS GROUP, INC.

                        QUARTER ENDED SEPTEMBER 30, 1996


                                     INDEX
                                                                            PAGE
                                                                            ----

PART I -- FINANCIAL INFORMATION

Item 1.   Pro Forma Financial Statements
            Pro Forma Financial Statements Introduction                       1
            Pro Forma Combined Statement of Operations for
              the Nine Months Ended September 30, 1996 (unaudited)            2
            Pro Forma Combined Statement of Operations for
              the Three Months Ended September 30, 1996 (unaudited)           3
            Pro Forma Combined Statement of Operations for
              the Nine Months Ended September 30, 1995 (unaudited)            4
            Pro Forma Combined Statement of Operations for
              the Three Months Ended September 30, 1995 (unaudited)           5
            Notes to Pro Forma Combined Financial Statements                  6

          The Fortress Group, Inc.
            Consolidated Balance Sheet (unaudited)                            9
            Consolidated Statement of Operations (unaudited)                 10
            Consolidated Statement of Changes in Stockholders'
              Equity (unaudited)                                             11
            Consolidated Statement of Cash Flows (unaudited)                 12
            Notes to Consolidated Financial Statements (unaudited)           13

          Combined Predecessor Companies
            Combined Balance Sheet                                           16
            Combined Statement of Operations (unaudited)                     17
            Combined Statement of Changes of Stockholders'
              Equity (unaudited)                                             18
            Combined Statement of Cash Flows (unaudited)                     19
            Notes to Combined Financial Statements (unaudited)               20

          The Fortress Group, Inc.
            Balance Sheet as of December 31, 1995                            22
            Notes to Balance Sheet (unaudited)                               23

          Buffington Homes, Inc.
            Combined Balance Sheet                                           24
            Combined Statement of Operations (unaudited)                     25
            Combined Statement of Changes in Stockholders'
              Equity (unaudited)                                             26
            Combined Statement of Cash Flows (unaudited)                     27
            Notes to Combined Financial Statements (unaudited)               28

                                      (i)

                                                                            PAGE
                                                                            ----
          Christopher Homes, Inc. and Affiliates
            Combined Balance Sheet                                           30
            Combined Statement of Operations (unaudited)                     31
            Combined Statement of Changes in Stockholders'
              Equity (unaudited)                                             32
            Combined Statement of Cash Flows (unaudited)                     33
            Notes to Combined Financial Statements (unaudited)               34

          The Genesee Company and Related Entities
            Combined Balance Sheet                                           36
            Combined Statement of Operations (unaudited)                     37
            Combined Statement of Changes in Stockholders'
              Equity (unaudited)                                             38
            Combined Statement of Cash Flows (unaudited)                     39
            Notes to Combined Financial Statements (unaudited)               40

          Solaris Development Corporation
            Consolidated Balance Sheet                                       42
            Consolidated Statement of Operations (unaudited)                 43
            Consolidated Statement of Changes in Stockholders'
              Equity (unaudited)                                             44
            Consolidated Statement of Cash Flows (unaudited)                 45
            Notes to Consolidated Financial Statements (unaudited)           46

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations.                                       48


PART II -- OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K.
            (a)   Exhibits.                                                  54
            (b)   Reports on Form 8-K.                                       54

SIGNATURES                                                                   55

EXHIBIT INDEX                                                                56

                                      (ii)

                                    PART I
                             FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                           THE FORTRESS GROUP, INC.
                        PRO FORMA FINANCIAL STATEMENTS
                                  (UNAUDITED)

INTRODUCTION

          The Fortress Group, Inc. ("Fortress" or the "Company") was formed in June, 1995 and completed its initial public equity and senior note offerings (the "Offerings") in May, 1996. Simultaneously with the closing of the Offerings, the Company acquired, in a series of transactions, four home-buildings companies (collectively the "Founding Builders" or "Combined Predecessor Companies") which have operations in seven separate markets (the "Acquisitions"). In August 1996, the Company sold the Custom Home Division of the Predecessor Company, The Genesee Company (the "Sale"), and purchased Landmark Homes, Inc. (the "Purchase").

          The unaudited Pro Forma Statements of Operations present the Company's results of operations as if the offerings, the Acquisitions, the Sale and the Purchase had occurred at the beginning of the periods presented.

          The unaudited Pro Forma adjustments are based upon historical information, preliminary estimates and certain assumptions management deems appropriate. The unaudited Pro Forma adjustments are not necessarily indicative of the results Fortress would have attained had such events occurred at the beginning of the periods presented.

                           THE FORTRESS GROUP, INC.
                  PRO FORMA COMBINED STATEMENT OF OPERATIONS
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
              (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                   COMBINED            THE FORTRESS
                                                 PREDECESSOR           GROUP, INC.
                                                  COMPANIES          MAY 21, 1996 -
                                               JANUARY 1, 1996 -       SEPTEMBER 30,      PRO FORMA
                                                 MAY 20, 1996             1996           ADJUSTMENTS       PRO FORMA
                                               -----------------     ---------------     -----------      ----------
Revenue
 Residential sales..........................       $65,482                $115,225        $(4,964)(e)    $   193,805
                                                                                           18,062 (i)
 Lot sales..................................         1,036                   2,652                             3,688
 Other revenue..............................            80                     589                               669
                                                   -------                --------        -------        -----------
  Total Revenue.............................        66,598                 118,466         13,098            198,162
Cost of sales...............................        56,688                  99,669         (1,982)(b)        164,755
                                                                                           (4,928)(e)
                                                                                           15,308 (i)
                                                   -------                --------        -------        -----------
Gross profit................................         9,910                  18,797          4,700             33,407
Operating expenses
 Selling expenses...........................         4,700                   6,315           (163)(e)         11,020
                                                                                              168 (i)
 General and administrative expenses........         3,997                   5,215           (121)(e)         10,920
                                                                                              644 (a)
                                                                                            1,185 (i)
                                                   -------                --------        -------        -----------
  Net Operating Income......................         1,213                   7,267          2,987             11,467
Other expense (income)
 Interest...................................            63                     131            (71)(b)            165
                                                                                               42 (i)
 Minority interests.........................            89                      17            (98)(d)              8
 Other, net.................................          (339)                   (361)            (7)(i)           (707)
                                                   -------                --------        -------        -----------

Income before provision for income taxes....         1,400                   7,480          3,121             12,001
Provision for income taxes..................                                 2,853          1,214 (f)          4,588
                                                                                              521 (c)
                                                   -------                --------        -------        -----------
  Net Income................................       $ 1,400                $  4,627          1,386        $     7,413
                                                   =======                ========        =======        ===========
Net income per share........................                                                             $       .70(h)
                                                                                                         ===========
Weighted average shares outstanding.........                                                              10,513,943(g)
                                                                                                         ===========


             See Notes to Pro Forma Combined Financial Statements

                           THE FORTRESS GROUP, INC.
                  PRO FORMA COMBINED STATEMENT OF OPERATIONS
                 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996
              (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                  THE FORTRESS
                                                GROUP, INC. JULY
                                                    1, 1996 -
                                                  SEPTEMBER 30,       PRO FORMA
                                                      1996           ADJUSTMENTS      PRO FORMA
                                                ---------------      -----------      ---------
Revenue
 Residential sales........................           $74,827          $5,438 (i)     $   80,265
 Lot sales................................             1,224                              1,224
 Other revenue............................               506                                506
                                                     -------          ------         ----------
  Total Revenue...........................            76,557           5,438             81,995
Cost of sales.............................            64,214            (748)(b)         68,056
                                                                       4,590 (i)
                                                     -------          ------         ----------
Gross profit..............................            12,343           1,596             13,939
Operating expenses
 Selling expenses.........................             4,463             111 (i)          4,574
 General and administrative expenses......             3,489             251 (i)          3,740
                                                     -------          ------         ----------
  Net Operating Income....................             4,391           1,234              5,625
Other expense (income)
 Interest.................................                95              16 (i)            111
 Minority interests.......................                 2                                  2
 Other, net...............................              (329)             12 (i)           (317)
                                                     -------          ------         ----------

Income before provision for income taxes..             4,623           1,206              5,829
Provision for income taxes................             1,776             467 (f)          2,243
                                                     -------          ------         ----------
  Net Income..............................           $ 2,847          $  739         $    3,586
                                                     =======          ======         ==========
Net income per share......................                                           $      .30(h)
                                                                                     ==========
Weighted average shares outstanding.......                                           11,764,375(g)
                                                                                     ==========

             See Notes to Pro Forma Combined Financial Statements

                           THE FORTRESS GROUP, INC.
                  PRO FORMA COMBINED STATEMENT OF OPERATIONS
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995
              (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                COMBINED
                                              PREDECESSOR      PRO FORMA
                                               COMPANIES      ADJUSTMENTS       PRO FORMA
                                              -----------     -----------       ---------
Revenue
 Residential sales........................      $130,820        $(2,604)(e)     $ 141,036
                                                                 12,820 (i)
 Lot sales................................         3,471                            3,471
 Other revenue............................           526                              526
                                                --------        -------         ---------
  Total Revenue...........................       134,817         10,216           145,033
Cost of sales.............................       114,398         (2,211) (b)      120,447
                                                                 (2,693) (e)
                                                                 10,953  (i)
                                                --------        -------         ---------
Gross profit..............................        20,419          4,167            24,586
Operating expenses
 Selling expenses.........................         8,772            (69) (e)        8,804
                                                                    101  (i)
 General and administrative expenses......         8,040           (195) (e)        9,306
                                                                     29  (a)
                                                                  1,432  (i)
                                                --------        -------         ---------
  Net Operating Income....................         3,607          2,869             6,476
Other expense (income)
 Interest.................................            48            (46) (b)            2
 Minority interests.......................           628           (514) (d)          114
 Other, net...............................           (94)                             (94)
                                                --------        -------         ---------
Income before provision for income taxes..         3,025          3,429             6,454
Provision for income taxes................                        1,319  (f)        2,446
                                                                  1,127  (c)
                                                --------        -------         ---------
  Net Income..............................      $  3,025        $   983         $   4,008
                                                ========        =======         =========
Net income per share......................                                      $     .42(h)
                                                                                =========
Weighted average shares outstanding.......                                      9,413,181(g)
                                                                                =========

             See Notes to Pro Forma Combined Financial Statements

                           THE FORTRESS GROUP, INC.
                  PRO FORMA COMBINED STATEMENT OF OPERATIONS
                 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995
              (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                 COMBINED
                                               PREDECESSOR      PRO FORMA
                                                COMPANIES      ADJUSTMENTS     PRO FORMA
                                               -----------     -----------     ---------
Revenue
 Residential sales........................       $50,901         $ (733)(e)   $  52,945
                                                                  2,777 (i)
 Lot sales................................         1,035                          1,035
 Other revenue............................           384                            384
                                                 -------         ------       ---------
  Total Revenue...........................        52,320          2,044          54,364
Cost of sales.............................        44,426           (940)(b)      45,039
                                                                   (776)(e)
                                                                  2,329 (i)
                                                 -------         ------       ---------
Gross profit..............................         7,894          1,431           9,325
Operating expenses
 Selling expenses.........................         3,253            (20)(e)       3,255
                                                                     22 (i)
 General and administrative expenses......         2,724             28 (a)       3,267
                                                                    (63)(e)
                                                                    578 (i)
                                                 -------         ------       ---------
  Net Operating Income....................         1,917            886           2,803
Other (income) expense
 Interest.................................            (9)                            (9)
 Minority interests.......................           182           (130)(d)          52
 Other, net...............................           141                            141
                                                 -------         ------       ---------
Income before provision for income taxes..         1,603          1,016           2,619
Provision for income taxes................                          384 (f)         971
                                                                    587 (c)
                                                 -------         ------       ---------
  Net Income..............................       $ 1,603         $   45       $   1,648
                                                 =======         ======       =========
Net income per share......................                                    $     .17(h)
                                                                              =========
Weighted average shares outstanding.......                                    9,413,181(g)
                                                                              =========

             See Notes to Pro Forma Combined Financial Statements

                           THE FORTRESS GROUP, INC.
               NOTES TO PRO FORMA COMBINED FINANCIAL STATEMENTS
       UNAUDITED PRO FORMA COMBINED STATEMENT OF OPERATIONS ADJUSTMENTS


(a) Adjustments to reflect the reduction in compensation to former owners and employees of Buffington totaling $1,213,000 and $386,000 for the nine and three months ended September 30, 1995 respectively, which relates to the restructuring of executive compensation arrangements. The Pro Forma adjustment is equal to the difference between the actual compensation earned by the executives during 1995 and the amounts that these executives would have earned had the new executive compensation arrangements been in effect during 1995. The executive compensation in 1996 for the former owners and employees of Buffington is consistent with the now existing executive compensation arrangements, therefore no adjustment is necessary for the three and nine month periods ended September 30, 1996. In addition, adjustments of $1,242,000, $414,000, $644,000 and $0 for the nine and three months ended September 30, 1995 and 1996, respectively, reflect increased expenses for corporate operating activities related to the newly formed public entity.

(b) Adjustments to reflect the reduction in interest expense resulting from refinancing of the Company's average debt outstanding of approximately $103.5 million, $90.7 million, $135.5 million and $113.6 million for each of the three and nine month periods ended September 30, 1995 and 1996, respectively. The remaining portion of the Senior Notes of approximately $9.3 million for the nine month period ended September 30, 1995 is not assumed to be outstanding for the relevant period as the Company had not incurred this level of indebtedness. Accordingly, these Pro Forma adjustments do not intend to give effect to the interest expense on that portion of the Senior Notes which exceed the amount that would have been used to refinance existing indebtedness. To the extent the average outstanding debt exceeds the Senior Notes of $95 million (Net Senior Note Proceeds available for refinancing), the Company has refinanced existing mortgage loans allowing such existing indebtedness to remain in place. It is assumed existing loans remain at their respective cost of funds.

     The interest expense adjustments were computed by comparing the actual interest and related fees incurred by the Company with the amount of interest costs related to the amount refinanced by the Senior Notes. In prior years, the individual Predecessor Companies incurred higher cost of capital in the form of stated interest rates and fees. The effective borrowing rate on the Senior Notes is 14.25% which reflects the assumed stated interest rate of 13.75% plus amortization of debt issue costs. In addition, this adjustment considers the effect that a portion of the interest capitalized prior to January 1, 1995, which was incurred at the Company's higher borrowing rates, would have still been in inventory as of December 31, 1995 and September 30, 1996. This results from the fact that certain inventory, primarily land under development and finished lots, was acquired prior to January 1, 1995 and remained in inventory through the periods presented in the accompanying pro forma statements. Interest capitalized on this inventory prior to and during 1995 and in the three and nine months ended September 30, 1996 remains in the ending balance of capitalized interest presented below, since this inventory has not been sold during the periods presented. The resulting interest expense related adjustments are as follows:


                          THREE MONTHS ENDED     NINE MONTHS ENDED      THREE MONTHS ENDED      NINE MONTHS ENDED
                          SEPTEMBER 30, 1996     SEPTEMBER 30, 1996     SEPTEMBER 30, 1995      SEPTEMBER 30, 1995
                          ------------------     ------------------     ------------------      ------------------
Pro Forma
Adjustment.............           $748                 $2,053                  $940                   $2,257
                                  ====                 ======                  ====                   ======
These adjustments
have been applied as
follows................
Cost of sales..........           $748                 $1,982                  $940                    2,211
Interest expense.......                                    71                                             46
                                  ----                 ------                  ----                   ------

     Total.............           $748                 $2,053                  $940                   $2,257
                                  ====                 ======                  ====                   ======

(c) Adjustments to calculate the provision for income taxes on the combined pro forma results at the effective statutory tax rates applicable for each of the Founding Builders as if they had been C corporations for each of the periods presented.

(d) Adjustments to reduce minority interest expense of approximately $130,000, $514,000, $0 and $98,000 for the three and nine months ended September 30, 1995 and 1996, respectively, as a result of the Company's buyout in May 1996 of the minority interest holding in one of its consolidated joint venture partnerships.

(e) Adjustment to remove the results of operations of the Company's Genesee Custom Home Building Division due to the sale of the division with an effective date of July 1, 1996.

(f) Adjustment to reflect the calculation of a provision for income taxes resulting from net pre-tax income of pro forma adjustments at the effective statutory tax rates applicable for each adjustment.

(g) The weighted average number of common shares outstanding used to calculate pro forma net income per share based on the estimated average number of shares of common stock of the pro forma combined company outstanding during the periods presented is as follows:

                                                                          THREE MONTHS    NINE MONTHS   THREE MONTHS    NINE MONTHS
                                                                             ENDED           ENDED          ENDED          ENDED
                                                                          SEPTEMBER 30,  SEPTEMBER 30, SEPTEMBER 30,   SEPTEMBER 30,
                                                                              1996           1996          1995            1995
                                                                          -------------  ------------- -------------   -------------
Shares issued by Fortress prior to the Common Stock Offering............    2,230,500      2,230,500      2,230,500      2,230,500

Shares issued to the stockholders of the Founding Builders..............    6,233,875      6,233,875      6,233,875      6,233,875

Shares issued in the Offering to cover the cash portion of the purchase price to be paid in connection with the acquisition of the
Founding Builders.......................................................      779,708        779,708        779,708        779,708

Shares issued in the Offering to acquire the Minority Interest..........      169,098        169,098        169,098        169,098


Weighted average remaining shares issued to the public in the Offering..    2,051,194        995,653

Weighted average shares issued from the Company's exercise of the
overallotment...........................................................      300,000        105,109
                                                                           ----------     ----------      ---------      ---------
                                                                           11,764,375     10,513,943      9,413,181      9,413,181
                                                                           ==========     ==========      =========      =========

(h) An adjustment to reduce net income to determine earnings per share has been recorded in the amount of $27,500 for each of the three months ended September 30, 1995 and 1996 and $82,500 for each of the nine months ended September 30, 1995 and 1996 to reflect the 11% cumulative preferred dividend based on the net liquidation value of the 11% cumulative preferred, convertible preferred stock issued at $100 per share ($.01 par value). The net liquidation value of $1 million reflects the Company's approval effective July 1, 1996, to redeem 10,000 shares of the originally issued and authorized 20,000 shares in connection with the sale of Genesee's Custom Home Division (see note (e)).

(i) Adjustment to include the results of operations for each of the periods presented for Landmark Homes, Inc., which was acquired by the Company on August 31, 1996. The adjustments for the three and nine month periods ending September 30, 1996 exclude the results of operations for the month of September 1996 as these are included in the Company's actual results of operations. Included in these adjustments is amortization of goodwill totalling $59,000, $177,000, $39,000 and $157,000 for the three months and nine months ended 1995 and 1996, respectively.

                           THE FORTRESS GROUP, INC.
                          CONSOLIDATED BALANCE SHEET
                              SEPTEMBER 30, 1996
              (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                 ASSETS
Cash and cash equivalents................................................................................  $ 14,380
Related party and other receivables......................................................................    12,580
Real estate inventories..................................................................................   150,645
Property and equipment, net..............................................................................     2,507
Prepaid expenses and other assets........................................................................     9,630
Goodwill, net............................................................................................     3,519
                                                                                                           --------
  Total Assets...........................................................................................  $193,261
                                                                                                           ========
                     LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued and construction liabilities................................................  $  8,835
Notes and mortgages payable..............................................................................   139,569
Due to related parties...................................................................................        92
Accrued expenses.........................................................................................     9,745
Customer deposits........................................................................................     4,550
Deferred income taxes....................................................................................       553
                                                                                                           --------
  Total Liabilities......................................................................................   163,344
                                                                                                           --------
Minority interests.......................................................................................       199
                                                                                                           --------
Stockholders' equity
    Preferred stock, $.01 par value, 1 million shares authorized; 10,000 issued and outstanding..........
    Common stock, $.01 par value, 25 million authorized; 11,764,375 issued and outstanding...............       118
    Additional paid-in capital...........................................................................    24,973
    Retained earnings....................................................................................     4,627
                                                                                                           --------
  Total Stockholders' Equity.............................................................................    29,718
                                                                                                           --------
  Total Liabilities and Stockholders' Equity.............................................................  $193,261
                                                                                                           ========

                See Notes to Consolidated Financial Statements

                           THE FORTRESS GROUP, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS
              (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                      FOR THE PERIOD
                                               FOR THE THREE           MAY 21, 1996
                                               MONTHS ENDED              THROUGH
                                             SEPTEMBER 30, 1996     SEPTEMBER 30, 1996
                                             ------------------     ------------------
Revenue
 Residential sales........................         $74,827                $115,225
 Lot sales................................           1,224                   2,652
 Other revenue............................             506                     589
                                                   -------                --------
  Total Revenue...........................          76,557                 118,466
Cost of sales.............................          64,214                  99,669
                                                   -------                --------
Gross profit..............................          12,343                  18,797
Operating expenses
 Selling expenses.........................           4,463                   6,315
 General and administrative expenses......           3,489                   5,215
                                                   -------                --------
  Net Operating Income....................           4,391                   7,267

Other expense (income)
 Interest.................................              95                     131
 Minority interests.......................               2                      17
 Other, net...............................            (329)                   (361)
                                                   -------                --------
Income before provision for income taxes..           4,623                   7,480
Provision for income taxes................           1,776                   2,853
                                                   -------                --------
  Net Income..............................         $ 2,847                $  4,627
                                                   =======                ========

                See Notes to Consolidated Financial Statements

                            THE FORTRESS GROUP, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                           (UNAUDITED, IN THOUSANDS)


                                                             COMMON STOCK        ADDITIONAL                          TOTAL
                                                            --------------        PAID-IN          RETAINED       STOCKHOLDERS'
                                                            SHARES  AMOUNT        CAPITAL          EARNINGS         EQUITY
                                                            ------  ------       ----------        --------       ------------
Balance at May 20, 1996.................................     2,230   $ 600        $ 3,070          $ 5,442          $ 9,112
  Reclassification of
   Founding Builders' Equity............................              (578)         6,020           (5,442)
  Issuance of common stock net of
   associated costs.....................................     9,534      96         21,747                            21,843
  Distributions to Founding Builders....................                           (5,995)                           (5,995)
  Net income............................................                                             1,781            1,781
                                                            ------   -----        -------          -------          -------
Balance at June 30, 1996................................    11,764     118         24,842            1,781           26,741
  Net income............................................                                             2,846            2,846
  Sale of Genesee Custom Division.......................                              258                               258
  Distribution..........................................                             (127)                             (127)
                                                            ------   -----        -------          -------          -------
Balance at September 30, 1996...........................    11,764   $ 118        $24,973          $ 4,627          $29,718
                                                            ======   =====        =======          =======          =======

                See Notes to Consolidated Financial Statements

                            THE FORTRESS GROUP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                           (UNAUDITED, IN THOUSANDS)

                                                                                          FOR THE PERIOD
                                                                                           MAY 21, 1996
                                                                                              THROUGH
                                                                                        SEPTEMBER 30, 1996
                                                                                       --------------------
Cash flows from operating activities
 Net income......................................................................           $   4,627
 Adjustments to reconcile net income to net cash provided by operating activities
  Depreciation and amortization..................................................                 306
  Minority interest..............................................................                  17
     Loss on sale of property and equipment......................................                  21
       Changes in operating assets and liabilities
   Related party and other receivables...........................................              (5,187)
   Real estate inventories.......................................................             (13,645)
   Prepaid expenses and other assets.............................................                (481)
       Accounts payable and accrued construction liabilities.....................                (987)
   Other accrued expenses........................................................               5,583
   Customer deposits.............................................................              (1,599)
   Deferred income taxes.........................................................                 553
                                                                                            ---------
    Net cash used by operating activities........................................             (10,792)

Cash flows from investing activities
  Acquisition of Landmark Homes, Inc.............................................              (4,650)
  Sale of Genesee Custom Division................................................                 253
 Purchase of property and equipment..............................................                (827)
 Proceeds from sale of property and equipment....................................                  10
                                                                                            ---------
    Net cash used in investing activities........................................              (5,214)

Cash flows from financing activities
 Borrowings under notes and mortgages payable....................................             132,478
 Repayments of notes and mortgages payable.......................................            (114,747)
 Repayment of related party borrowings...........................................              (2,853)
 Distributions to minority interest..............................................              (1,274)
 Deferred financing costs........................................................              (1,737)
 Capital distributions...........................................................              (6,122)
 Net proceeds from issuance of common stock......................................              21,843
                                                                                            ---------
  Net cash provided by financing activities......................................              27,588
Net increase in cash and cash equivalents........................................              11,582
Cash and cash equivalents, beginning of period...................................               2,798
                                                                                            ---------
Cash and cash equivalents, end of period.........................................           $  14,380
                                                                                            =========

                 See Notes to Consolidated Financial Statements

                           THE FORTRESS GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 -- BUSINESS AND ORGANIZATION

The Fortress Group, Inc. ("Fortress" or the "Company") was formed in June, 1995 to create a national homebuilding company for the acquisition and development of land or improved lots and the construction of residential for-sale housing.

Four homebuilding companies were acquired by Fortress simultaneous with the closing of its initial public offering on May 21, 1996 ("the Offering") including Buffington Homes, Inc. ("Buffington"), Christopher Homes and Affiliates ("Christopher"), The Genesee Company ("Genesee"), and Solaris Development Corporation ("Sunstar"). The acquired companies as a group are referred to as the Predecessor Companies. On August 31, 1996, the Company acquired Landmark Homes, Inc.; The accompanying results of operations include the results of operations for Landmark Homes, Inc. for September 1 through September 30, 1996.

The accompanying consolidated financial statements of Fortress have been prepared by the Company. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes the disclosures made are adequate to make the information presented not misleading. However, the financial statements should read in conjunction with the financial statements of the Predecessor Companies and notes thereto included in the Fortress Prospectus dated May 16, 1996.

In the opinion of the Company, the accompanying unaudited financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of The Fortress Group, Inc. as of September 30, 1996 and the results of operations and cash flows for the period May 21, 1996 through September 30, 1996 and results of operations for the three month period ended September 30, 1996. Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonable and short-term variations.

NOTE 2 -- BASIS OF PRESENTATION

Simultaneous with the closing of the Offering, Fortress acquired by merger each of the Predecessor Companies. The accompanying consolidated financial statements include Fortress through the date of the Offering, after which these consolidated financial statements reflect the results of Fortress and its Predecessor Companies now referred to as its wholly-owned subsidiaries. Prior to the Offering, Fortress was a nonoperating entity and principally incurred costs associated with the consummation of the Offering. As a result of the substantial continuing interests in the Company of the former stockholders of the Predecessor Companies, the acquisitions have been accounted for on a historical cost basis. The assets and liabilities of the Predecessor Companies are reflected at their historical amounts and include accounts of joint ventures where the Company controls the management activities and holds a significant economic interest. In connection with the acquisition, Sunstar purchased the minority interest position related to its joint ventures for approximately $1.3 million in cash. All inter-company transactions have been eliminated.

INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). The asset and liability approach used in SFAS 109 requires the recognition of deferred tax assets and liabilities for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities.

EARNINGS PER SHARE

Historical earnings per share has not been presented because it is not considered to be meaningful as a result of the acquisitions and the Offering as discussed in Note 1.

NOTE 3 -- REAL ESTATE INVENTORIES


Real estate inventories are summarized as follows (in thousands):

                                                            SEPTEMBER 30, 1996
                                                            ------------------
Work-in-progress

 Sold homes...............................................            $ 53,367

 Speculative homes........................................              41,840
                                                                      --------
                                                                        95,207

Land

 Finished lots............................................              38,393

 Land under development...................................               5,665

 Land and other costs.....................................                 885
                                                                      --------
                                                                        44,943
                                                                      --------

Models....................................................              10,495
                                                                      --------
  Total...................................................            $150,645
                                                                      ========

NOTE 4 -- NOTES AND MORTGAGES PAYABLE

Notes and mortgages payable are summarized as follows (in thousands):

                                                            SEPTEMBER 30, 1996
                                                            ------------------
Project specific land, land development and construction
  loans...................................................            $ 37,616
Other loans...............................................               1,354
Subordinated investor notes and equity participation
  loans...................................................                 599
13.75% Senior Notes Due 2003..............................             100,000
                                                                      --------
                                                                      $139,569
                                                                      ========

SENIOR NOTES

The Company will pay interest on the Senior Notes in arrears on May 15 and November 15 of each year, commencing November 15, 1996 at the rate of 13.75% per annum. The Senior Notes may not be redeemed, at any time prior to maturity. The Senior Notes are unsecured and rank pari passu with, or senior in right of payment to, all other existing and future unsecured indebtedness of the Company. The Senior Notes, however, are effectively subordinated to secured debt of the Company (including indebtedness under the Credit Agreement) to the extent of any collateral, as well as to indebtedness of and guaranties (including guaranties of indebtedness under the Credit Agreement) by the Company's subsidiaries.

COVENANTS

The Indenture between the Bond Trustee and company contains certain restrictive covenants including covenants which will restrict the ability of the Company and its subsidiaries from (i) declaring any dividends or making other distributions on, or redeeming the Company's equity securities, including the Common stock;
(ii) redeeming or otherwise acquiring any subordinated indebtedness of the Company or certain indebtedness of its subsidiaries; (iii) making certain investments; (iv) incurring additional indebtedness; (v) selling or leasing assets or property not in the ordinary course of business; (vi) undergoing certain fundamental changes (such as mergers, consolidations or liquidations);
(vii) creating certain liens; (viii) entering into certain transactions with affiliates; and (ix) imposing additional future restrictions on upstream payments from certain subsidiaries, all as set forth in the Indenture. In addition, the Indenture provides that in the event of defined changes in control or if the consolidated tangible net worth of the Company and its subsidiaries falls below a specified level or, in certain circumstances, upon sales of assets, the Company will be required to make an offer to repurchase certain specified amounts of outstanding Senior Notes.

EVENTS OF DEFAULT

The following events, among others, constitute events of default under the Senior Notes (i) the Company's nonpayment of principal when due or payable or of interest within 30 days of such interest being due or payable; (ii) a breach, following any applicable cure periods, of any covenant of the Company or its subsidiaries contained in the Indenture following notice by the Trustee or holders of 25% of the Senior Notes; (iii) certain cross-accelerations with respect to other indebtedness of the Company or its subsidiaries; (iv) the Company's failure to pay or have discharged certain judgments against the Company or a subsidiary, and (v) certain events of bankruptcy or insolvency.

NOTE 5 -- STOCKHOLDERS' EQUITY

On August 9, 1996, Fortress agreed to redeem 10,000 shares of its Series A 11% Cumulative Convertible Preferred Stock at the liquidation preference of $100 per share (aggregating $1 million); these shares are held by a director of Fortress.

                        COMBINED PREDECESSOR COMPANIES
                            COMBINED BALANCE SHEET
                                (IN THOUSANDS)


                                                             DECEMBER 31, 1995
                                                             -----------------

                            ASSETS

Cash and cash equivalents..................................           $  2,710

Related party and other receivables........................              2,106

Real estate inventories....................................            109,016

Property and equipment, net................................              2,099

Deferred transaction costs.................................              2,121

Prepaid expenses and other assets..........................              3,614
                                                                      --------
  Total assets.............................................           $121,666
                                                                      ========
           LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued and construction liabilities..             10,726

Notes and mortgages payable................................             87,604

Due to related parties.....................................              2,495

Accrued expenses...........................................              4,588

Customer deposits..........................................              5,122
                                                                      --------
  Total liabilities........................................            110,535
                                                                      --------
Minority interests.........................................              1,295
                                                                      --------
Stockholders' equity

 Preferred Stock...........................................

 Common Stock..............................................                599

 Additional paid-in-capital................................              2,606

 Retained earnings.........................................              6,631
                                                                      --------
  Total stockholders' equity...............................              9,836
                                                                      --------
  Total liabilities and stockholders' equity...............           $121,666
                                                                      ========

       See Notes to Combined Predecessor Companies Financial Statements

                         COMBINED PREDECESSOR COMPANIES
                        COMBINED STATEMENT OF OPERATIONS
                           (UNAUDITED, IN THOUSANDS)

                                             FOR THE PERIOD         FOR THE             FOR THE
                                            JANUARY 1, 1996       THREE MONTHS        NINE MONTHS
                                                THROUGH              ENDED               ENDED
                                              MAY 20, 1996      SEPTEMBER 30, 1995  SEPTEMBER 30, 1995
                                            ---------------     ------------------  ------------------
Revenue
 Residential sales....................          $65,482              $50,901             $130,820
 Lot sales............................            1,036                1,035                3,471
 Other revenue........................               80                  322                  464
                                                -------              -------             --------
  Total Revenue.......................           66,598               52,258              134,755
Cost of sales.........................           56,688               44,426              114,398
                                                -------              -------             --------
Gross profit..........................            9,910                7,832               20,357
Operating expenses
 Selling expenses.....................            4,700                3,253                8,772
 General and administrative expenses..            3,997                2,724                8,040
                                                -------              -------             --------
  Net Operating Income................            1,213                1,855                3,545
Other expense (income)
 Interest.............................               63                   (9)                  48
 Minority interests...................               89                  182                  628
 Other, net...........................             (339)                  79                 (156)
                                                -------              -------             --------
  Net Income..........................          $ 1,400              $ 1,603             $  3,025
                                                =======              =======             ========

       See Notes to Combined Predecessor Companies Financial Statements

                        COMBINED PREDECESSOR COMPANIES
                  COMBINED STATEMENT OF STOCKHOLDERS' EQUITY
                           (UNAUDITED, IN THOUSANDS)

                                   COMMON   ADDITIONAL                 TOTAL
                                   STOCK     PAID-IN     RETAINED  STOCKHOLDERS'
                                   AMOUNT    CAPITAL     EARNINGS     EQUITY
                                   ------   ----------   --------  -------------
Balance at December 31, 1995....    $599      $2,606      $ 6,631      $ 9,836
 Capital contributions..........       1         464           82          547
 Distributions to stockholders..                           (2,671)      (2,671)
 Net income.....................                            1,400        1,400
                                    ----      ------      -------      -------
Balance at May 20, 1996.........    $600      $3,070      $ 5,442      $ 9,112
                                    ====      ======      =======      =======

       See Notes to Combined Predecessor Companies Financial Statements

                        COMBINED PREDECESSOR COMPANIES
                       COMBINED STATEMENT OF CASH FLOWS
                           (UNAUDITED, IN THOUSANDS)

                                                                          FOR THE PERIOD      FOR THE NINE
                                                                         JANUARY 1, 1996         MONTHS
                                                                             THROUGH             ENDED
                                                                           MAY 20, 1996     SEPTEMBER 30, 1995
                                                                         ---------------    ------------------
Cash flows from operating activities
  Net income.......................................................         $  1,400             $  3,025
       Adjustments to reconcile net income to net cash
       provided by operating activities
  Depreciation and amortization....................................              258                  434
  Minority interest................................................               89                  628
       Changes in operating assets and liabilities
  Related party and other receivables..............................           (6,074)              (1,562)
  Real estate inventories..........................................          (17,680)             (15,167)
  Prepaid expenses and other assets................................             (837)                (777)
       Accounts payable and accrued construction liabilities.......             (499)                 344
  Accrued expenses.................................................             (643)               1,336
  Customer deposits................................................            1,010                2,594
                                                                            --------             --------
       Net cash used in operating activities.......................          (22,976)              (9,145)
                                                                            --------             --------
Cash flows from investing activities
  Distributions/repayments from investment in partnerships                                             38
  Purchase of property and equipment...............................             (316)                (141)
       Proceeds from sale of property and equipment................               10                   39
                                                                            --------             --------
  Net cash used in investing activities............................             (306)                 (64)
                                                                            --------             --------
Cash flows from financing activities
       Borrowings under notes and mortgages payable................           60,093               90,131
Repayments of notes and mortgages payable..........................          (31,640)             (81,770)
Borrowings on line of credit.......................................              719
Repayments on line of credit.......................................           (1,869)
Repayment of bonds.................................................             (236)
Related party borrowings...........................................              465                1,591
Repayment of related party borrowings..............................           (1,516)              (1,117)
       Transaction costs...........................................             (957)
  Distributions to minority interest...............................                                  (653)
       Capital contributions.......................................              547                  576
       Capital distributions.......................................           (2,671)              (2,868)
                                                                            --------             --------
  Net cash provided by financing activities........................           22,935                5,890
                                                                            --------             --------
Net decrease in cash and cash equivalents..........................             (347)              (3,319)
Cash and cash equivalents, beginning of period.....................            3,145                4,909
                                                                            --------             --------
Cash and cash equivalents, end of period...........................         $  2,798             $  1,590
                                                                            ========             ========

        See Notes to Combined Predecessor Companies Financial Statements

                        COMBINED PREDECESSOR COMPANIES
                    NOTES TO COMBINED FINANCIAL STATEMENTS

NOTE 1 -- BUSINESS AND ORGANIZATION

The Fortress Group ("Fortress" or the "Company") was founded in 1995 to create a national home building company to be engaged in the acquisition and development of land or improved lots and the construction of residential for-sale housing.

Four homebuilding companies which were acquired by Fortress simultaneous with its initial public offering ("the offering") are referred to as the "Predecessor Companies" and consist of Buffington Homes, Inc. ("Buffington"), Christopher Homes and Affiliates ("Christopher"), The Genesee Company ("Genesee"), and Solaris Development Corporation ("Sunstar").

The accompanying combined statements of operations, of stockholders' equity and of cash flows of the Predecessor Companies have been prepared by the Company without audit. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes the disclosures made are adequate to make the information presented not misleading. However, the financial statements should read in conjunction with the financial statements and notes thereto included in the Company's Prospectus dated May 16, 1996.

In the opinion of the Company, the accompanying unaudited combined statement of operations, of stockholders equity and of cash flows reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly with the results of operations of the combined Predecessor Companies period April 1, 1996 through September 30, 1996, and the three months and six months ended September 30, 1995, and the results of operations for the three month periods ended September 30, 1996 and 1995.


NOTE 2 -- BASIS OF PRESENTATION

Simultaneously with the closing of its public offering on May 21, 1996, Fortress acquired by merger each of the homebuilding companies: Buffington, Christopher, Genesee, and Sunstar. The assets and liabilities of the Predecessor Companies are reflected at their historical amounts and include accounts of joint ventures where the Company controls the management activities and holds a significant economic interest. In connection with the acquisition, Sunstar purchased the minority interest position in one of its joint ventures for approximately $1.3 million. All inter-company transactions have been eliminated.

EARNINGS PER SHARE

Historical earnings per share has not been presented because it is not considered to be meaningful as a result of the acquisitions and offering as discussed in Note 1.

NOTE 3 -- REAL ESTATE INVENTORIES

Real estate inventories are summarized as follows (in thousands):

                                                     DECEMBER 31, 1995
                                                     -----------------
  Work-in-progress
    Sold homes..........................................  $ 34,460
    Speculative homes...................................    24,208
                                                          --------
                                                            58,668
  Land
    Finished lots.......................................    28,219
    Land under development..............................    12,819
    Land and other costs................................       456
                                                          --------
                                                            41,494
                                                          --------
  Models................................................     8,854
                                                          --------
    Total...............................................  $109,016
                                                          ========

NOTE 4 -- NOTES AND MORTGAGES PAYABLE

Notes and mortgages payable are summarized as follows (in thousands):

                                                               DECEMBER 31, 1995
                                                               -----------------
  Project specific land, land development and construction loans...  $ 66,629
  Demands for deed on sales-leasebacks.............................       230
  Other loans......................................................     1,149
  Subordinated investor notes and equity participation loans.......    19,596
                                                                     --------
                                                                     $ 87,604
                                                                     ========

                           THE FORTRESS GROUP, INC.
                                 BALANCE SHEET
                                (IN THOUSANDS)

                                                                    DECEMBER 31,
                                                                        1995
                                                                    ------------
                               ASSETS
Cash................................................................   $   25
Deferred transaction costs..........................................    2,121
                                                                       ------
  Total assets......................................................   $2,146
                                                                       ======

               LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable....................................................   $1,007
Due to related parties..............................................    1,139
                                                                       ------
  Total liabilities.................................................   $2,146
                                                                       ------

Stockholders' equity
    Common stock, $.01 par value, 25 million shares authorized,
    2,230,500 shares issued and outstanding.........................   $   22
  Additional paid-in capital........................................      (22)
                                                                       ------
  Total stockholders' equity........................................
                                                                       ------
    Total liabilities and stockholders' equity......................   $2,146
                                                                       ======

              See Notes to The Fortress Group, Inc. Balance Sheet

                           THE FORTRESS GROUP, INC.
                NOTES TO BALANCE SHEET AS OF DECEMBER 31, 1995


NOTE 1 -- BUSINESS AND ORGANIZATION

The Fortress Group, Inc. ("Fortress" or the "Company") was formed in June, 1995 to create a national home-building company. Fortress has entered into definitive merger agreements (the "Mergers") with Buffington Homes, Inc., Christopher Homes, Inc., The Genesee Company, Solaris Development Corporation and Sunstar Mortgage Limited Liability Company (the "Founding Builders"), pursuant to which Fortress has, in separate transactions, merged with each of the Founding Builders. Under the Mergers, all outstanding shares of the Founding Builders' common stock were converted into shares of Fortress's Common Stock and cash concurrently with the closing of an initial public offering on May 21, 1996. All of the Company's activities have been related to the completion of the Mergers and the Offerings. Accordingly, the Company has not presented a statement of operations or a statement of cash flows.

Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes the disclosures made are adequate to make the information presented not misleading. However, the financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's prospectus dated May 16, 1996.

NOTE 2 -- STOCKHOLDERS' EQUITY

In connection with the sale of the Custom Home Division of Genesee to a Company owned by the stockholder of Genesee, effective July 1, 1996, the Company has redeemed 10,000 shares of its Series A 11% Cumulative Preferred, Convertible Preferred Stock at its Liquidation Preference of $100 per share (aggregate $1 million). These shares are currently held by the stockholder of Genesee who is now a stockholder and Director of the Company as a result of the Merger and closing of the initial public offering.

                            BUFFINGTON HOMES, INC.
                            COMBINED BALANCE SHEET
                                (IN THOUSANDS)

                                                              DECEMBER 31, 1995
                                                              -----------------
                        ASSETS
Cash and cash equivalents..............................            $   335
Receivables............................................                382
Real estate inventories................................             16,587
Property and equipment, net............................                425
Prepaid expenses and other assets......................              1,547
                                                                   -------
  Total assets.........................................            $19,276
                                                                   =======

          LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued construction liabilities..            $ 1,677
Notes payable..........................................             14,537
Accrued expenses.......................................                674
Customer deposits......................................                130
                                                                   -------
  Total liabilities....................................             17,018
                                                                   -------
Stockholders' equity
 Common stock..........................................                 24
 Additional paid-in capital............................                855
 Retained earnings.....................................              1,379
                                                                   -------
  Total stockholders' equity...........................              2,258
                                                                   -------
  Total liabilities and stockholders' equity...........            $19,276
                                                                   =======

                  See Notes to Combined Financial Statements

                            BUFFINGTON HOMES, INC.
                       COMBINED STATEMENT OF OPERATIONS
                           (UNAUDITED, IN THOUSANDS)

                                            FOR THE PERIOD         FOR THE             FOR THE
                                           JANUARY 1, 1996       THREE MONTHS        NINE MONTHS
                                               THROUGH              ENDED               ENDED
                                            MAY 20, 1996       SEPTEMBER 30, 1995  SEPTEMBER 30, 1995
                                           ---------------     ------------------  ------------------
Revenue
  Residential sales....................        $22,685              $13,048             $36,717
  Other Revenue........................                                 275                 275
                                               -------              -------             -------
    Total Revenue......................         22,685               13,323              36,992
Cost of sales..........................         18,365               10,689              30,582
                                               -------              -------             -------
Gross profit...........................          4,320                2,634               6,410
Operating expenses
  Selling expenses.....................          1,491                  803               2,389
  General and administrative expenses..          1,520                1,558               3,973
                                               -------              -------             -------
    Net Operating Income...............          1,309                  273                  48
Other (income) expense
  Interest.............................             61                   11                  48
  Interest and other income............           (300)                 208                   1
                                               -------              -------             -------
    Net Income (loss)..................        $ 1,548              $    54             $    (1)
                                               =======              =======             =======

                  See Notes to Combined Financial Statements

                            BUFFINGTON HOMES, INC.
             COMBINED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                           (UNAUDITED, IN THOUSANDS)

                                 COMMON   ADDITIONAL                 TOTAL
                                  STOCK    PAID-IN     RETAINED   STOCKHOLDERS'
                                 AMOUNT    CAPITAL     EARNINGS      EQUITY
                                 ------   ----------   --------   ------------
Balance at December 31, 1995..     $24       $855       $1,379       $2,258
 Capital contributions........       1                                    1
 Capital distributions........                            (606)        (606)
 Net income...................                           1,548        1,548
                                   ---       ----       ------       ------
Balance at May 20, 1996.......     $25       $855       $2,321       $3,201
                                   ===       ====       ======       ======

                  See Notes to Combined Financial Statements

                            BUFFINGTON HOMES, INC.
                       COMBINED STATEMENT OF CASH FLOWS
                           (UNAUDITED, IN THOUSANDS)

                                                                                          FOR THE
                                                                     FOR THE PERIOD     NINE MONTHS
                                                                     JANUARY 1, 1996       ENDED
                                                                         THROUGH        SEPTEMBER 30,
                                                                       MAY 20, 1996         1995
                                                                     ---------------   -------------
Cash flows from operating activities
  Net income (loss).................................................     $  1,548         $    (1)
       Adjustments to reconcile net income to net cash provided by operating activities
  Depreciation and amortization....................................           102             172
       Changes in operating assets and liabilities
       Receivables.................................................           210            (453)
  Real estate inventories..........................................       (10,152)         (3,141)
  Prepaid expenses and other assets................................          (375)            129
       Accounts payable and accrued construction expenses..........           (23)            542
  Other............................................................           397              14
                                                                         --------         -------
       Net cash used in operating activities.......................        (8,293)         (2,738)

Cash flows from investing activities
  Purchase or property and equipment...............................           (80)           (308)
                                                                         --------         -------
       Net cash used in investing activities.......................           (80)           (308)
                                                                         --------         -------
Cash flows from financing activities
       Stock contribution..........................................             1             461
       Net increase in notes payable...............................         8,876           2,645
       Capital distributions.......................................          (606)         (1,554)
                                                                         --------         -------
  Net cash provided by financing activities........................         8,271           1,552
                                                                         --------         -------
Net increase (decrease) in cash and cash equivalents...............          (102)         (1,494)
Cash and cash equivalents, beginning of period.....................           335           1,784
                                                                         --------         -------
Cash and cash equivalents, end of period...........................      $    233         $   290
                                                                         ========         =======

                  See Notes to Combined Financial Statements

                            BUFFINGTON HOMES, INC.
                    NOTES TO COMBINED FINANCIAL STATEMENTS

NOTE 1 -- BUSINESS AND ORGANIZATION

Buffington Homes, Inc. (the "Company") is primarily engaged in the construction of detached single-family homes in the central Texas area. The Company was acquired by The Fortress Group, Inc. ("Fortress") simultaneous with the closing of its public offering on May 21, 1996.

The accompanying statements of operations, of stockholders' equity and of cash flows of Buffington Homes, Inc. have been prepared by the Company without audit. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes the disclosures made are adequate to make the information presented not misleading. However, the financial statements should be read in conjunction with the financial statements and notes thereto included in the Fortress prospectus dated May 16, 1996.

In the opinion of the Company, the accompanying unaudited statements of operations, of stockholders' equity and of cash flows reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations of Buffington Homes, Inc. for the period January 1, 1996 through May 20, 1996, and the three months and nine months ended September 30, 1995.

NOTE 2 -- BASIS OF PRESENTATION

The combined financial statements include the accounts of Buffington Homes, Inc., Buffington San Antonio, Buffington Development, Buffington Central Texas and Elements! which are wholly owned by the stockholders of Buffington Homes, Inc. All significant intercompany accounts and transactions have been eliminated in combination.

Earnings Per Share

Historical earnings per share has not been presented because it is not considered to be meaningful as a result of the acquisitions and offering as discussed in Note 1.

NOTE 3 -- REAL ESTATE INVENTORIES

Real estate inventories are summarized as follows (in thousands):

                                                           December 31, 1995
                                                           -----------------
Work-in-progress
 Sold homes.............................................   $           8,569
 Speculative homes......................................               3,336
                                                           -----------------
                                                                      11,905

 Finished lots..........................................               3,041
 Models.................................................               1,641
                                                           -----------------
  Total.................................................   $          16,587
                                                           =================

NOTE 4 -- NOTES PAYABLE

Notes payable are summarized as follows (in thousands):

                                                           December 31, 1995
                                                           -----------------
Conventional lot acquisition loans.......................  $           2,950
Revolving project specific construction loans............             11,587
                                                           -----------------
                                                           $          14,537
                                                           =================

                    CHRISTOPHER HOMES, INC. AND AFFILIATES
                            COMBINED BALANCE SHEET
                                (IN THOUSANDS)

                                                         December 31, 1995
                                                         -----------------
                         ASSETS

Cash and cash equivalents..............................  $             495
Receivables............................................                710
Real estate inventories................................             28,457
Property and equipment, net............................                517
Prepaid expenses and other assets......................                706
                                                         -----------------
  Total assets.........................................  $          30,885
                                                         =================

          LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued construction liabilities..  $           3,040
Notes and mortgages payable............................             20,665
Special improvement district bonds.....................              1,531
Due to related parties.................................                353
Accrued expenses.......................................                921
Customer deposits......................................              3,660
                                                         -----------------
  Total liabilities....................................             30,170
                                                         -----------------
Stockholders' equity

 Common stock..........................................                549
 Retained earnings.....................................                166
                                                         -----------------
  Total stockholders' equity...........................                715
                                                         -----------------
  Total liabilities and stockholders' equity...........  $          30,885
                                                         =================

                  See Notes to Combined Financial Statements

                    CHRISTOPHER HOMES, INC. AND AFFILIATES
                       COMBINED STATEMENT OF OPERATIONS
                           (UNAUDITED, IN THOUSANDS)

                                         For The Period         For the              For the
                                        January 1, 1996      Three Months          Nine Months
                                            through              Ended                Ended
                                          May 20, 1996    September 30, 1995   September 30, 1995
                                        ---------------   ------------------   ------------------
Revenue
 Residential sales....................  $        15,582   $           11,000   $           19,224
 Lot sales............................              537                  150                1,647
                                        ---------------   ------------------   ------------------
  Total Revenue.......................           16,119               11,150               20,871
Cost of sales.........................           13,730                9,353               17,217
                                        ---------------   ------------------   ------------------
Gross profit..........................            2,389                1,797                3,654
Operating expenses
 Selling expenses.....................              851                  683                1,311
 General and administrative expenses..              788                  472                1,251
                                        ---------------   ------------------   ------------------
  Net Operating Income................              750                  642                1,092
Other (income) expense
 Interest.............................                2                    0
 Minority interests...................
 Other, net...........................              (13)                (140)                (157)
                                        ---------------   ------------------   ------------------
  Net Income..........................  $           761   $              782   $            1,249
                                        ===============   ==================   ==================

                  See Notes to Combined Financial Statements

                    CHRISTOPHER HOMES, INC. AND AFFILIATES
             COMBINED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                           (UNAUDITED, IN THOUSANDS)


                                 Common                Total
                                 Stock   Retained   Stockholders'
                                 Amount  Earnings     Equity
                                 ------  --------   -------------
Balance at December 31, 1995...  $  549  $    166   $         715
 Capital contributions.........                82              82
 Distributions to stockholder..            (1,043)         (1,043)
 Net income....................               761             761
                                 ------  --------   -------------
Balance at May 20, 1996........  $  549  $    (34)  $         515
                                 ======  ========   =============

                  See Notes to Combined Financial Statements

                    CHRISTOPHER HOMES, INC. AND AFFILIATES
                       COMBINED STATEMENT OF CASH FLOWS
                           (UNAUDITED, IN THOUSANDS)

                                                                                                            FOR THE
                                                                                        FOR THE PERIOD    NINE MONTHS
                                                                                       JANUARY 1, 1996       ENDED
                                                                                            THROUGH      SEPTEMBER 30,
                                                                                         MAY 20, 1996        1995
                                                                                        --------------   -------------


Cash flows from operating activities
 Net income...........................................................................  $          761    $      1,249
 Adjustments to reconcile net income to net cash provided by operating activities
   Depreciation and amortization......................................................              77              68
   Basis of property and equipment included in cost of sales..........................                              44
   Changes in operating assets and liabilities
     Receivables......................................................................             232            (323)
     Real estate inventories..........................................................          (1,592)         (7,979)
     Prepaid expenses and other assets................................................             189              40
     Accounts payable and accrued construction liabilities............................            (708)            463
     Accrued expenses.................................................................            (723)             59
     Customer deposits................................................................             174           2,629
                                                                                        --------------   -------------
        Net cash used in operating activities.........................................          (1,590)         (3,750)

Cash flows from investing activities
 Purchase of property and equipment...................................................            (182)           (171)

        Net cash used in investing activities.........................................            (182)           (171)
                                                                                        --------------   -------------

Cash flows from financing activities
 Borrowings under notes and mortgages payable.........................................          15,254          30,166
 Repayments of notes and mortgage payable.............................................         (12,007)        (25,717)
 Repayment of special improvement district bonds......................................            (236)           (159)
 Net repayments to related parties....................................................            (698)           (229)
 Capital distributions................................................................          (1,043)           (242)
 Capital contributions................................................................              82
                                                                                        --------------   -------------
     Net cash provided by financing activities........................................           1,352           3,819
                                                                                        --------------   -------------
Net increase in cash and cash equivalents.............................................            (420)           (102)
Cash and cash equivalents, at beginning of period.....................................             494             380
                                                                                        --------------   -------------
Cash and cash equivalents, at end of period...........................................  $           74   $         278
                                                                                        ==============   =============


                  See Notes to Combined Financial Statements

                    CHRISTOPHER HOMES, INC. AND AFFILIATES
                    NOTES TO COMBINED FINANCIAL STATEMENTS


NOTE 1 -- BUSINESS AND ORGANIZATION

Christopher Homes, Inc. and Affiliates (the "Company") is a group of entities owned or controlled by J. Christopher Stuhmer primarily engaged in the construction of attached and detached single-family homes in the Las Vegas metropolitan area. The Company was acquired by The Fortress Group, Inc. ("Fortress") simultaneous with the closing of its public offering on May 21, 1996.

The accompanying statements of operations, of stockholders' equity and of cash flows of Christopher Homes, Inc. and Affiliates have been prepared by the Company without audit. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes the disclosures made are adequate to make the information presented not misleading. However, the financial statements should be read in conjunction with the financial statements and notes thereto included in the Fortress prospectus dated May 16, 1996.

In the opinion of the Company, the accompanying unaudited statement of operations, of stockholders' equity and of cash flows reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations of Christopher Homes, Inc. and Affiliates for the period April 1, 1996 through May 20, 1996, the period January 1, 1996 through May 20, 1996, and the three months and nine months ended September 30, 1995.

NOTE 2 -- BASIS OF PRESENTATION

The combined financial statements include the accounts of Christopher Homes, Inc. ("CHI"), J. Christopher Stuhmer, Inc. ("JCS"), Christopher Homes -- Custom Home Division, Inc. ("CHD"), all of which are Nevada corporations, and Country Club Hills Limited Partnership ("CCH"), a Nevada Limited Partnership. CH, JCS and CHD are wholly owned by J. Christopher Stuhmer. CHD is the general partner of CCH. All significant intercompany accounts and transactions have been eliminated in combination.

EARNINGS PER SHARE

Historical earnings per share has not been presented because it is not considered to be meaningful as a result of the acquisitions and the offering as discussed in Note 1.

NOTE 3 -- REAL ESTATE INVENTORIES

Real estate inventories are summarized as follows (in thousands):

                                                                                 DECEMBER 31, 1995
                                                                                 -----------------
          Work-in-progress
           Sold homes........................................................    $          14,027
           Speculative homes.................................................                4,068
                                                                                 -----------------
                                                                                            18,095
                                                                                 -----------------
          Land
           Finished lots.....................................................                7,743
           Land under development............................................                  916
                                                                                 -----------------
                                                                                             8,659
                                                                                 -----------------
          Models.............................................................                1,703
                                                                                 -----------------
            Total............................................................    $          28,457
                                                                                 =================

NOTE 4 -- NOTES AND MORTGAGES PAYABLE

Notes and mortgages payable are summarized as follows (in thousands):

                                                                                 DECEMBER 31, 1995
                                                                                 -----------------
          Conventional land acquisition and development loans................    $          11,082

          Subordinated investor notes........................................                9,180

          Demands for deed on sales-leaseback................................                  230

          General revolving lines of credit..................................                  120

          Other..............................................................                   53
                                                                                 -----------------
                                                                                 $          20,665
                                                                                 =================

                   THE GENESEE COMPANY AND RELATED ENTITIES
                            COMBINED BALANCE SHEET
                                (IN THOUSANDS)

                                                         DECEMBER 31, 1995
                                                         -----------------
                        ASSETS

Cash and cash equivalents..............................            $   978

Related party and other receivables....................                850

Real estate inventories................................             49,673

Property and equipment, net............................                241

Prepaid expenses and other assets......................              1,178
                                                                   -------
  Total assets.........................................            $52,920
                                                                   =======

        LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued construction liabilities..            $ 3,409

Notes payable..........................................             41,393

Due to related party...................................              1,003

Accrued expenses.......................................              1,462

Customer deposits......................................                872
                                                                   -------
  Total liabilities....................................             48,139
                                                                   -------

Stockholders' equity

 Common stock..........................................                  3

 Additional paid-in capital............................              1,770

 Retained earnings.....................................              3,008
                                                                   -------
   Total stockholders' equity..........................              4,781
                                                                   -------
   Total liabilities and stockholders' equity..........            $52,920
                                                                   =======

                  See Notes to Combined Financial Statements

                   THE GENESEE COMPANY AND RELATED ENTITIES
                       COMBINED STATEMENT OF OPERATIONS
                           (UNAUDITED, IN THOUSANDS)


                                         For the Period        For the             For the
                                        January 1, 1996      Three Months        Nine Months
                                            through             Ended               Ended
                                          May 20, 1996    September 30, 1995  September 30, 1995
                                        ---------------   ------------------  ------------------
Revenue
 Residential sales....................  $        15,323   $           14,896  $           41,670
 Lot sales............................              499                  885               1,824
 Other revenue........................               56                   41                 168
                                        ---------------   ------------------  ------------------
  Total Revenue.......................           15,878               15,822              43,662
Cost of sales.........................           14,867               13,987              38,815
                                        ---------------   ------------------  ------------------
Gross profit..........................            1,011                1,835               4,847
Operating expenses
 Selling expenses.....................            1,281                1,045               2,875
 General and administrative expenses..              925                  430               1,552
                                        ---------------   ------------------  ------------------
  Net Operating (Loss) Income.........           (1,195)                 360                 420
Other expense (income)
 Interest.............................
 Minority interests...................
 Other, net...........................              (26)                  11
                                        ---------------   ------------------  ------------------
  Net Income (loss)...................  $        (1,169)  $              349  $              420
                                        ===============   ==================  ==================

                  See Notes to Combined Financial Statements

                   THE GENESEE COMPANY AND RELATED ENTITIES
                  COMBINED STATEMENT OF STOCKHOLDERS' EQUITY
                           (UNAUDITED, IN THOUSANDS)


                                  Common   Additional               Total
                                  Stock     Paid-in    Retained  Stockholders'
                                  Amount    Capital    Earnings     Equity
                                  ------   ----------  --------  -------------
Balance at December 31, 1995....  $    3   $    1,770  $  3,008  $       4,781

 Capital contributions..........                  464                      464
 Distributions to stockholders..                           (379)          (379)

 Net loss.......................                         (1,169)        (1,169)
                                  ------   ----------  --------  -------------
Balance at May 20, 1996.........  $    3   $    2,234  $  1,460  $       3,697
                                  ======   ==========  ========  =============

                  See Notes to Combined Financial Statements

                   THE GENESEE COMPANY AND RELATED ENTITIES
                       COMBINED STATEMENT OF CASH FLOWS
                           (UNAUDITED, IN THOUSANDS)

                                                                                                                 For the
                                                                                             For the Period    Nine Months
                                                                                            January 1, 1996       Ended
                                                                                                through       September 30,
                                                                                              May 20, 1996        1995
                                                                                            ---------------   -------------
Cash flows from operating activities
  Net income..............................................................................   $       (1,169)  $         420
  Adjustments to reconcile net income to net cash provided by operating activities
    Depreciation and amortization.........................................................               15              46
    Changes in operating assets and liabilities
      Receivables.........................................................................           (6,559)           (676)
      Real estate inventories.............................................................             (789)         (5,280)
      Prepaid expenses and other assets...................................................             (282)            441
      Accounts payable and accrued construction liabilities...............................             (451)          1,674
      Accrued expenses....................................................................               80             425
      Customer deposits...................................................................              439             (86)
                                                                                            ---------------   -------------
        Net cash used in operating activities.............................................           (8,716)         (3,036)
                                                                                            ---------------   -------------
Cash flows from investing activities
  Purchase of property and equipment......................................................               (3)            (19)
  Proceeds from sale of property and equipment............................................
                                                                                            ---------------   -------------
        Net cash used in investing activities.............................................               (3)            (19)
                                                                                            ---------------   -------------
Cash flows from financing activities
  Borrowings under notes and mortgages payable............................................           14,167          31,283
  Repayments of notes and mortgage payable................................................           (4,238)        (29,014)
  Related party borrowings................................................................                              837
  Repayments to related parties...........................................................             (818)           (940)
  Capital distributions...................................................................             (379)           (100)
  Capital contributions...................................................................              464             115
                                                                                            ---------------   -------------
    Net cash provided by financing activities.............................................            9,196           2,181
                                                                                            ---------------   -------------
Net increase (decrease) in cash and cash equivalents......................................              477            (874)
Cash and cash equivalents, at beginning of period.........................................              978           1,364
                                                                                            ---------------   -------------
Cash and cash equivalents, at end of period...............................................  $         1,455   $         490
                                                                                            ===============   =============


                  See Notes to Combined Financial Statements

                              THE GENESEE COMPANY
                    NOTES TO COMBINED FINANCIAL STATEMENTS


NOTE 1 -- BUSINESS AND ORGANIZATION

The Genesee Company ("Genesee" or the "Company") is engaged primarily in the construction and sale of single-family residential property in Colorado and Arizona. The Company designs, builds, and sells single-family houses on finished lots, which it purchases ready for home construction or which it develops. The Company also purchases undeveloped land to develop finished lots for future construction of single-family houses and for sale to others. The Company was acquired by The Fortress Group, Inc. (Fortress) simultaneous with the closing of its public offering on May 21, 1996.

The accompanying statements of operations, of stockholders' equity and of cash flows of The Genesee Company have been prepared by the Company without audit. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes the disclosures made are adequate to make the information presented not misleading. However, the financial statements should read in conjunction with the financial statements and notes thereto included in the Fortress Prospectus dated May 16, 1996.

In the opinion of the Company, the accompanying statement of operations, of stockholders' equity and of cash flows reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of The Genesee Company, the results of operations for the period January 1, 1996 through May 20, 1996 and the three months and nine months ended September 30, 1995.

NOTE 2 -- BASIS OF PRESENTATION

The combined financial statements consist of the accounts of The Genesee Company combined with those of The Genesee Company/Castle Pines, Ltd., The Genesee Company of Michigan, Ltd., Genesee Venture Corporation (dba The Genesee Company Building Group, Inc.), those of Genesee Communities I, Inc., Genesee Communities II Inc. Genesee Development Company (collectively referred to as related entities). These entities are related through common ownership and management.

EARNINGS PER SHARE

Historical Earnings per share has not been presented because it has not considered to be meaningful as a result of the acquisitions and offering as discussed in Note 1.

NOTE 3 -- REAL ESTATE INVENTORIES

Real estate investments are summarized as follows (in thousands):

                                                           DECEMBER 31, 1995
                                                           -----------------

      Work-in-progress

        Sold homes...........................................        $ 7,507

        Speculative homes....................................         15,627
                                                                     -------
                                                                      23,134
                                                                     -------

      Land

        Finished lots........................................         17,436

        Land under development...............................          5,487
                                                                     -------
                                                                      22,923
                                                                     -------
      Models.................................................          3,616
                                                                     -------

          Total..............................................        $49,673
                                                                     =======

NOTE 4 -- NOTES PAYABLE

Notes payable are summarized as follows (in thousands):

                                                           DECEMBER 31, 1995
                                                           -----------------
      Project specific construction loans..................          $16,685

      Conventional land acquisition and development loans..           13,746

      Subordinated notes and equity participation loans....           10,416

      Unsecured lines of credit............................              546
                                                                     -------
                                                                     $41,393
                                                                     =======

                        SOLARIS DEVELOPMENT CORPORATION
                          CONSOLIDATED BALANCE SHEET
                                (IN THOUSANDS)

                                                         DECEMBER 31, 1995
                                                         -----------------
                        ASSETS

Cash and cash equivalents..............................            $ 1,313

Related party and other receivables....................                164

Real estate inventories................................             14,299

Property and equipment, net............................                485

Other assets...........................................                172
                                                                   -------

  Total assets.........................................            $16,433
                                                                   =======

        LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued construction liabilities..            $ 1,591

Line of credit.........................................              2,864

Notes payable..........................................              8,145

Customer deposits......................................                457
                                                                   -------
  Total liabilities....................................             13,057
                                                                   -------
Minority interest......................................              1,294
                                                                   -------


Stockholders' equity

 Common stock..........................................                  1

 Retained Earnings.....................................              2,081
                                                                   -------
   Total stockholders' equity..........................              2,082
                                                                   -------
   Total liabilities and stockholders' equity..........            $16,433
                                                                   =======

                See Notes to Consolidated Financial Statements

                        SOLARIS DEVELOPMENT CORPORATION
                     CONSOLIDATED STATEMENT OF OPERATIONS
                           (UNAUDITED, IN THOUSANDS)

                                        For the Period         For the             For the
                                        January 1, 1996     Three Months         Nine Months
                                            through             Ended               Ended
                                         May 20, 1996    September 30, 1995   September 30, 1995
                                        ---------------  ------------------   ------------------
Revenue
 Residential sales....................  $        11,892  $           11,957   $           33,209

 Lot sales............................
 Other revenue........................               24                   6                   21
                                        ---------------  ------------------   ------------------
  Total Revenue.......................           11,916              11,963               33,230
Cost of sales.........................            9,726              10,397               27,784
                                        ---------------  ------------------   ------------------
Gross profit..........................            2,190               1,566                5,446
Operating expenses
 Selling expenses.....................            1,077                 722                2,197
 General and administrative expenses..              764                 264                1,264
                                        ---------------  ------------------   ------------------
  Net Operating Income................              349                 580                1,985
Other (income) expense
 Interest.............................                                  (20)
 Minority interests...................               89                 182                  628
 Other, net...........................
                                        ---------------  ------------------   ------------------
  Net Income .........................  $           260  $              418   $            1,357
                                        ===============  ==================   ==================

                See Notes to Consolidated Financial Statements

                        SOLARIS DEVELOPMENT CORPORATION
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                           (UNAUDITED, IN THOUSANDS)

                                  Common                 Total
                                  Stock   Retained   Stockholders'
                                  Amount  Earnings      Equity
                                  ------  --------   -------------
Balance at December 31, 1995....  $    1  $  2,081   $       2,082
 Net income.....................               260             260
 Distributions to stockholders..              (643)           (643)
                                  ------  --------   -------------
Balance at May 20, 1996.........  $    1  $  1,698   $       1,699
                                  ======  ========   =============

                See Notes to Consolidated Financial Statements

                        SOLARIS DEVELOPMENT CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                           (UNAUDITED, IN THOUSANDS)

                                                                     FOR THE PERIOD         FOR THE
                                                                    JANUARY 1, 1996       NINE MONTHS
                                                                        THROUGH              ENDED
                                                                      MAY 20, 1996    SEPTEMBER 30, 1995
                                                                   ----------------   ------------------
Cash flows from operating activities
 Net income........................................................        $    260             $  1,357
 Adjustments to reconcile net income to net cash (used in)
   provided by operating activities
  Depreciation and amortization....................................              64                   86
  Minority interest................................................              89                  628
  Gain on sales of assets..........................................
  Changes in operating assets and liabilities
   Real estate inventories.........................................          (5,147)               1,774
   Related party and other receivables.............................              60)                (110)
   Prepaid expenses and other assets...............................            (155)                  (7)
   Accounts payable and accrued construction liabilities...........             683               (1,751)
                                                                            --------             --------
    Net cash (used in) provided by operating activities............          (4,146)               1,975
                                                                            --------             --------
Cash flows from investing activities
  Change in restricted cash........................................                                   (6)
  Purchase of property and equipment...............................             (51)                (253)
  Proceeds from sale of property and equipment.....................              10                   39
                                                                            --------             --------
      Net cash used in investing activities........................             (41)                (220)
                                                                            --------             --------
Cash flows from financing activities
  Borrowings under notes payable...................................          21,083               24,214
  Repayments of notes payable......................................         (15,395)             (24,963)
  Borrowings on line of credit.....................................             719                1,683
  Repayments on line of credit.....................................          (1,869)              (1,776)
  Distributions to minority interest...............................                                 (791)
  Capital distributions............................................            (643)                (971)
                                                                            --------             --------
    Net cash provided by (used in) financing activities............           3,895               (2,604)
                                                                            --------             --------
Net (decrease) in cash and cash equivalents........................            (292)                (849)
Cash and cash equivalents, beginning of period.....................           1,313                1,381
                                                                            --------             --------
Cash and cash equivalents, end of period...........................         $ 1,021              $   532
                                                                            ========             ========

                See Notes to Consolidated Financial Statements

                        SOLARIS DEVELOPMENT CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -- BUSINESS AND ORGANIZATION

Solaris Development Corporation ("Sunstar" or the "Company") is engaged in developing land and building subdivisions featuring affordable custom built homes in the Raleigh, Durham, Chapel Hill region of North Carolina. The Company was acquired by The Fortress Group, Inc. ("Fortress") simultaneous with the closing of its public offering on May 21, 1996.

The accompanying statements of operations, of stockholders' equity and of cash flows of Solaris Development Corporation have been prepared by the Company without audit. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes the disclosures made are adequate to make the information presented not misleading. However, the financial statements should read in conjunction with the financial statements and notes thereto included in the Fortress Prospectus dated May 16, 1996.

In the opinion of the Company, the accompanying unaudited statement of operations of stockholders' equity and of cash flows reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations of Solaris Development Corporation for the period January 1, 1996 through May 20, 1996 and the three months and nine months ended September 30, 1995.

NOTE 2 -- BASIS OF PRESENTATION

The consolidated financial statements include the accounts of the Company and joint venture in which it was involved. The Company owns a 50% interest in the Village Lakes joint venture and a 66% interest in the Park Village joint venture. All significant intercompany balances and transactions have been eliminated in consolidation. The Company consolidates its 50% interest in the Village Lakes joint venture since it is the managing partner of the venture. Solaris has fully responsibility and complete discretion in the management and control of the business of the venture, and makes all decisions regarding the management and affairs of the venture. Minority interest as of December 31, 1995 includes the 50% interest in the Village Lakes joint venture and the 34% interest in the Park Village joint venture owned by various other parties. In connection with the acquisition by Fortress (See Note 1), the Company purchased the minority interest position in Park Village for approximately $1.3 million in cash.

EARNINGS PER SHARE

Historical earnings per share has not been presented because it is not considered to be meaningful as a result of the acquisitions and offering as discussed in Note 1.

NOTE 3 -- REAL ESTATE INVENTORIES

Real estate inventories are summaries as follows (in thousands):

                                                           DECEMBER 31, 1995
                                                           -----------------
Work-in-progress
  Sold homes...............................................          $ 4,357
  Speculative homes........................................            1,177
                                                                     -------
                                                                       5,534
                                                                     -------
Land
  Land under development...................................            6,416
  Land and other costs.....................................              456
                                                                     -------
                                                                       6,872
                                                                     -------
Models.....................................................            1,893
                                                                     -------
    Total..................................................          $14,299
                                                                     =======

NOTE 4 -- NOTES PAYABLE

Notes payable and construction and development loans consist of the following (in thousands):

                                                           DECEMBER 31, 1995
                                                           -----------------
Construction and development loans payable Notes payable
to financial institution collateralized by a deed of
trust on real property with interest at prime plus 1%
(8.65% at December 31, 1995).  Interest and principle
are due on demand...........................................         $ 1,514

Notes payable to bank, collateralized by a deed of trust on
real property and personal guarantees by the stockholders
of the Company with interest at prime plus 1/2% (8.65% at
December 31, 1995).  Interest and principal are due on
demand......................................................           2,068

Notes payable to bank, collateralized by a deed of trust on
real property and personal guarantee by the stockholders of
the Company with interest at prime plus 1% (8.65% at
December 31, 1995).  Interest and principal are due on
demand......................................................           3,910

Notes payable to bank, collateralized by a deed of trust
on real property and personal guarantees by the stockholders of the Company with interest a prime plus 1/2% (8.65% at
December 31, 1995).  Interest and principal are due on
demand......................................................             224

Other notes payable
Note payable to former stockholder, collateralized by a 25%
equity interest at 6%, due in quarterly installments of
$22,496 through January 1999................................             245
Other notes payable.........................................             184
                                                                     -------
                                                                     $ 8,145
                                                                     =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The Fortress Group was formed in June, 1995 and completed its initial public equity and senior note offerings on May 16, 1996. Simultaneously with the closing of the offerings on May 21, 1996, the Company acquired, in a series of transactions, four home-building companies (collectively the "Founding Builders" or "Combined Predecessor Companies") which have operations in seven separate markets. During the period prior to May 16, 1996, the Combined Predecessor Companies were not under common control or management. On August 31, 1996, the Company acquired Landmark Homes which has operations in Wilmington, North Carolina and Myrtle Beach, South Carolina. The Pro Forma results of operations includes the operations of Landmark for all periods presented.

     As a result of the substantial continuing interests in the Company of the former stockholders of the Founding Builders and Fortress, the Combined Financial Statements of the Company include, for all periods presented, the accounts of the Founding Builders on a historical cost basis, as if the Founding Builders had always been members of the same operating group. Accordingly, no goodwill has been recorded in combining these businesses. In the future, as other companies are acquired, the Company may be required to record goodwill to account for the amount of the purchase price of acquired businesses which exceeds the tangible book value of businesses which it acquires. Goodwill of $3,539,000 has been recorded in connection with the acquisition of Landmark Homes, Inc.

     Pro Forma data reflects adjustments for the initial Acquisitions including:
(i) reduction in the Company's interest costs due to the refinancing of existing indebtedness with proceeds from the Offerings; (ii) compensation differentials to former owners and employees of the Combined Predecessor Companies; (iii) incremental selling, general and administrative expenses associated with Fortress' corporate activities; (iv) income taxes as if the entities were combined and subject to the effective federal and state statutory rates throughout the periods discussed; (v) elimination of operations of an operating division which was sold; and (vi) reduction of net income due to a cumulative preferred dividend in order to calculate net income per share. In addition, to the extent the company acquires new homebuilding organizations (see discussion regarding Landmark above) subsequent to the closing of the offering, the impact of these acquisitions has been reflected as a Pro Forma adjustment for the periods presented.

     The Company's revenues are derived primarily from the sale of residential homes. Revenue is recognized when construction of the home is complete and title transfers from the Company to the buyer. Cost of sales includes all direct and indirect construction costs including construction supervision, land costs, including the purchase price of land and land development costs, interest expense on related land acquisitions, land development and construction loans, real estate taxes, and an accrual for anticipated warranty and service costs. All of these costs incurred prior to title transfer are capitalized into inventory and relieved from inventory at time of title transfer and revenue is recognized. Sales and marketing costs such as advertising and promotion expenses, as well as general and administrative costs are recognized as expense when incurred.

                                PRO FORMA AS                 PRO FORMA AS                 PRO FORMA AS                PRO FORMA AS
                                ADJUSTED FOR                 ADJUSTED FOR                 ADJUSTED FOR                ADJUSTED FOR
                                THREE MONTHS                 THREE MONTHS                  NINE MONTHS                 NINE MONTHS
                                   ENDED                        ENDED                        ENDED                        ENDED
                                SEPTEMBER 30,                SEPTEMBER 30,                SEPTEMBER 30,               SEPTEMBER 30,
                                   1995                         1996                         1995                         1996
                               ----------------            ----------------             ----------------           ----------------
Revenue....................    $54,364    100.0%           $81,995    100.0%            $145,033   100.0%          $198,162   100.0%
 Cost of sales.............    $45,039     82.8%           $68,056     83.0%            $120,447    83.0%          $164,755    83.1%
  Gross profit.............    $ 9,325     17.2%           $13,939     17.0%            $ 24,586    17.0%          $ 33,407    16.9%

Operating Expenses
 Selling expenses..........    $ 3,255      6.0%           $ 4,574      5.6%            $  8,804     6.1%          $ 11,020     5.6%
 General &
  Administrative
  expenses.................    $ 3,267      6.0%           $ 3,740      4.6%            $  9,306     6.4%          $ 10,920     5.5%
 Operating income..........    $ 2,803      5.2%           $ 5,625      6.9%            $  6,476     4.5%          $ 11,467     5.8%

Other non-operating
 (Income) expense
 Interest expense..........    $    (9)     0.0%           $   111      0.1%            $      2     0.0%          $    165     0.1%
 Interest and other
  income...................    $   193      0.4%           $  (315)    -0.4%            $     20     0.0%          $   (699)   -0.4%
     Income before taxes...    $ 2,619      4.8%           $ 5,829      7.1%            $  6,454     4.5%          $ 12,001     6.1%

Provision for taxes........    $   971      1.8%           $ 2,243      2.7%            $  2,446     1.7%           $ 4,588     2.3%
Pro forma net income.......    $ 1,648      3.0%           $ 3,586      4.4%            $  4,008     2.8%           $ 7,413     3.7%

PRO FORMA COMBINED RESULTS OF OPERATIONS

     Pro Forma for the Three Months Ended September 30, 1996 Compared to Pro Forma for the Three Months Ended September 30, 1996.

ACQUISITION OF LANDMARK HOMES, INC.

     On August 31, 1996 the Company successfully consummated the acquisition of Landmark Homes, Inc. ("Landmark"), which is consistent with the Company's strategy to increase operations through strategic acquisitions. Landmark is the largest production homebuilder in the Wilmington, North Carolina market and also has operations in Myrtle Beach, South Carolina. The addition of Landmark has resulted in increasing the Company's diversification to nine markets, nationally. The Pro Forma results of operations reflect the adjustments assuming that Landmark was owned by the Company for all periods presented. The following discussion and analysis of operations includes the operating results for Landmark for all periods presented.

     In addition, in early September, 1996, Wilmington, North Carolina experienced a severe hurricane. Although the hurricane had some effect on the overall Wilmington market area, the damage to Landmark's work in process inventory was minimal. However, as discussed below, the hurricane has had a negative effect on sales in this market in the third quarter and is expected to negatively effect such sales in the fourth quarter.

GENERAL

     The Founding Builders and the Company, including Landmark, (the "Combined Companies") achieved new orders of 271 units for the three months ended September 30, 1996 as compared to 318 units in the three months ended
September 30, 1995. The 14.8% decrease is attributable to lower market demand and increased competition in the Texas and Raleigh, North Carolina markets. In addition, new orders were lower for the three months ended September 30, 1996 in the Wilmington, North Carolina market due to hurricane conditions that effected prospective buyer traffic. These three markets accounted for a reduction of 58 units for the three months ended September 30, 1996 as compared to the same period in 1995. The reduction in new orders in these markets was offset by an increase in Denver, Colorado market of 10 units, while Las Vegas was constant with an increase of 1 unit.

REVENUE

     Pro Forma revenue for the Combined Companies was $82.0 million for the three months ended September 30, 1996 as compared to $54.4 million for the three months ended September 30, 1995. The 50.8% increase in Pro Forma revenue was primarily due to an increase of 59.9% increase in the number of unit closings to 438 units for the three months ended September 30, 1996 from 274 units for the same period in 1995. All of the Company's markets experienced a significant increase in unit closings for the three months ended September 30, 1996 ranging from an increase of 6 units in the Las Vegas market to an additional 91 units in the Company's Texas markets. The increase in unit closings is the result of improved market demand in all of the Company's markets for the last two calendar quarters of 1995 and continued into the first two calendar quarters of 1996, particularly in the Texas and Denver, Colorado markets.

     The increase in Pro Forma revenues was partially offset by a reduction in the Company's average selling price for units closed to $183,300 for the three months ended September 30, 1996 from $193,200 for the same period in 1995. The decrease in the Company's average selling price is due to the lower percentage of unit closings in relation to the Company's total unit closings in the Las Vegas market coupled with the increase in unit closing in the Texas markets. The Texas and Las Vegas markets represent the Company's lowest and highest average selling price per unit, respectively.

GROSS PROFIT

     Pro Forma combined gross profit for the three months ended September 30, 1996 was $13.9 million compared to $9.3 million for the same period in 1995, representing an increase of 49.5%. This increase is consistent with the increase in Pro Forma revenue of 50.8%. As a percentage of Pro Forma revenues, Pro Forma gross profit for the three months ended September 30, 1996 was relatively constant at 17.0% as compared to 17.2% for the same period in 1995.

OPERATING EXPENSES

     The Pro Forma combined Company selling, general and administrative expenses ("SG&A") for the three months ended September 30, 1996 were $8.3 million as compared to $6.5 million for the same period in 1995, representing an increase of 27.5%. As a percentage of revenue, Pro Forma SG&A was 10.1% for the three months ended September 30, 1996 as compared to 12.0% for the same period in 1995. Components of SG&A expenses are fixed in nature; therefore, SG&A costs as a percentage of Pro Forma revenue have decreased due to the 50.8% increase in revenue for the three months ended September 30, 1996.

TAXES

     The Pro Forma provision for income taxes for the three months ended September 30, 1996 was $2.2 million as compared to $1.0 million for the same period in 1995. The Pro Forma effective tax rate was 38.4% for the three months ended September 30, 1996 as compared to 37.0% for the same period in 1995. The increase in the Pro Forma effective tax rate was attributable to a lower percentage of the pre-tax net income being generated from the Company's Las Vegas market which has the lowest effective tax rate since there are no state income taxes assessed.

NET INCOME

     The Pro Forma combined net income for the three months ended September 30, 1996 was $3.6 million as compared to $1.6 million for the three months ended September 30, 1995, representing an increase of 117.6%. This increase is consistent with the significant increase in the Company's combined Pro Forma revenue.

     Pro Forma for the Nine Months ended September 30, 1996 Compared to Pro Forma for the Nine Months Ended September 30, 1995

GENERAL

     The Combined Companies achieved new orders of 1,230 units for the nine months ended September 30, 1996 as compared to 941 units for the nine months ended September 30, 1995. The 30.7% increase in the 1996 new orders over 1995 was due to an increase in customer demand particularly in the Denver, Colorado; Raleigh, North Carolina; and Austin and San Antonio, Texas markets. The Company has experienced a reduction in new orders in the Las Vegas, Nevada and Wilmington, North Carolina markets of 59 units, which represents a 25.3% decline when comparing the nine months ended September 30, 1996 results to the nine months ended September 30, 1995. The decline in new orders in the Wilmington, North Carolina market is somewhat attributable to the hurricane, as traffic declined significantly for several weeks after the hurricane had occurred. In Las Vegas, Nevada, the decline in new orders is the result of the time lag between the close out of existing subdivisions and the opening of new subdivisions.

     The Combined Companies' backlog as of September 30, 1996 was 671 units as compared to 533 as of September 30, 1995. The 25.9% increase in the backlog as of September 30, 1996 as compared to the same period in 1995 is due to the increase in new orders experienced during the first nine months of 1996. The value of the backlog was $125.9 million as of September 30, 1996 as compared to $112.9 million as of September 30, 1995, an increase of 11.6%. The average selling price of a unit in backlog was $187,600 as of September 30, 1996 as compared to $211,800 as of September 30, 1995. This 11.4% decrease in the average selling price of a new unit order in backlog is attributable to new lower priced product introduced in 1996 in the Las Vegas, Nevada and Denver, Colorado markets.

REVENUE

     Pro Forma revenue for the Combined Companies was $198.2 million for the nine months ended September 30, 1996 as compared to $145.0 million for the nine months ended September 30, 1995. The 36.6% increase in 1996 revenues over 1995 was primarily due to an increase of 37.1% in the number of homes closed to 1,076 in 1996 from 785 homes in 1995. The average selling price of homes closed remained constant as the amount as of September 30, 1996 was $180,100 as compared to $179,700 as of September 30, 1995.

     The significant revenue growth is primarily attributable to the Company's Texas, Las Vegas, Nevada and Wilmington, North Carolina markets which when combined accounted for $51.4 million of the Company's $53.1 million increase in revenues for the nine month period ended September 31, 1996 as compared to the nine months ended September 30, 1995. This Pro Forma revenue increase is attributable to the increased backlog brought into 1996 due to improved demand in these markets in the last two quarters of 1995, which continued into the first two quarters of 1996, particularly for the Company's Texas markets and, to a lesser extent, for the Denver, Colorado and Raleigh, North Carolina markets.

GROSS PROFIT

     The Pro Forma gross profit for the nine months ended September 30, 1996 was $33.4 million as compared to $24.6 million during the same period in 1995, representing an increase of 35.9%. The increases in Pro Forma gross profit is consistent with the increase in revenue of 36.6%. As a percentage of Pro Forma revenue, Pro Forma gross profit was constant as the nine months ended September 30, 1996 was 16.9% as compared to 17.0% for the same period in 1995.

OPERATING EXPENSES

     The Pro Forma combined SG&A expenses for the nine months ended September 30, 1996 were $21.9 million as compared to $18.1 million during the same period in 1995, representing an increase of 21.1%. As a percentage of revenue, Pro Forma SG&A was 11.1% for the nine months ended September 30, 1996 as compared to 12.5% for the same period in 1995. Components of SG&A expenses are fixed in nature; therefore, SG&A costs as a percentage of Pro Forma revenue have decreased due to the 36.6% increase in revenue for the nine months ended September 30, 1996.

TAXES

     The Pro Forma provision for income taxes for the nine months ended September 30, 1996 was $4.6 million as compared to $2.4 million for the same period in 1995, representing an increase of 87.6%. The Pro Forma effective tax rate was approximately 38% for each of the nine month periods ended September 30, 1996 and September 30, 1995, respectively.

NET INCOME

     The Pro Forma combined net income for the nine months ended September 30, 1996 was $7.4 million as compared to $4.0 million for the same period in 1995, representing an increase of 85.0%. This increase is consistent with the significant increase in the Company's combined Pro Forma revenue.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1996 the Company had cash and cash equivalents on hand of $14.4 million.

     Prior to the offerings, the Company had secured a commitment from Bankers Trust Company and Bank One, Arizona, N.A. (collectively, the "Banks") as Co-Agents pursuant to which and subject to terms and conditions, Bankers Trust Company had expressed its willingness to arrange a full recourse senior secured revolving credit facility to the Company in the maximum amount of $50 million. The Company has elected to allow this commitment to expire. The Company believes it is in its best interest to refinance the credit facilities which existed as of the offering date at the Company's operating subsidiaries.

     As of the offering date, the Company had existing facilities on which the Company had outstanding borrowings of approximately $114 million. The Company has or is in the process of re-negotiating the terms of these existing credit facilities to provide more flexible terms and improved pricing.

     The Company believes that funds available through the existing and newly negotiated credit facilities, coupled with the cash on hand and cash generated through operations will be adequate for its anticipated cash needs for the foreseeable future.

     The Company has and will continue to pursue its strategy to increase operations through strategic acquisitions. Such acquisitions may be funded through a combination of cash, stock and notes issued by the Company, and any cash portion may be financed by cash on hand, credit facilities (existing or newly negotiated) or capital markets (or any combination thereof.)

                          PART II -- OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)   Exhibits.    Exhibit 27.  Financial Data Schedule

         (b)   Reports on Form 8-K:

               Form 8-K filed September 16, 1996 (Date of event: August 31,
               1996) relating to the acquisition of Landmark Homes, Inc.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   THE FORTRESS GROUP, INC.


Date: November 14, 1996            By:  /s/ JAMES J. MARTELL, JR.
                                        -------------------------------------
                                        James J. Martell, Jr.,
                                        President and Chief Executive Officer


Date: November 14, 1996            By:  /s/ JAMIE M. PIRRELLO
                                        --------------------------------------
                                        Jamie M. Pirrello,
                                        Chief Financial and Accounting Officer

                                 EXHIBIT INDEX



     27   Financial Data Schedule