Form 10-K
period 1996-12-31
FORTRESS GROUP INC
filed 1997-03-31
CIK 1010607

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 1996  Commission file number 0-28024

                            THE FORTRESS GROUP, INC.
             (Exact name of registrant as specified in its charter)

                                   -----------

             Delaware                                         54-1774977
  (State or other jurisdiction of                          (I.R.S. Employer
   incorporation or organization)                         Identification No.)

  1921 Gallows Road, Suite 730, Vienna, Virginia                 22182
    (Address of principal executive offices)                   (Zip Code)

            Registrant's telephone number, including area code: (703) 442-4545

Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, par value $.01

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES X No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

         Aggregate market value of the voting stock held by non-affiliates of the registrant as of March 10, 1997 was $21,364,488.

         As of March 10, 1997, 11,746,075 shares of the Registrant's Common Stock, $.01 par value per share, were outstanding.

                       Documents Incorporated By Reference

         Certain information required by Items 10, 11, 12 and 13 of Form 10-K is incorporated by reference into Part III hereof, from the registrant's proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this Form 10-K, and certain documents are incorporated by reference into Part IV hereof.

                                     PART I

Item 1.  Business

Introduction

     The Fortress Group, Inc. (the "Company" or "Fortress") is a national homebuilding company engaged in designing, building and selling single family homes in the metropolitan areas surrounding a diversified group of cities in the United States. The Company offers high-quality, innovative homes, targeting a diverse range of market segments including the first-time, entry-level buyer, move-up buyer and executive/luxury home buyer. The Company markets a wide range of single family detached and attached homes ranging in size from 1,000 square feet to 5,500 square feet at prices ranging generally from $70,000 to $800,000.

     The Company was formed in June 1995 to create a national homebuilding company through the simultaneous acquisition of four homebuilding companies and an initial public offering of the Company's equity and debt securities (the "Offerings"). The acquisitions and the Offerings were completed in May 1996. The acquired companies became wholly-owned subsidiaries of Fortress and as a group are referred to as the Combined Predecessor Companies or the Founding Builders. Substantially all of the former owners of the Founding Builders remain as senior managers of the Company. Each of the Founding Builders continues to be operated locally under its original name. In 1996, subsequent to closing on the acquisitions and the Offerings, the Company acquired two additional homebuilding companies; a third company was acquired in February 1997.

     The Company's homebuilding operations are currently conducted in the following market areas:

STATES                                            MARKET AREAS

Arizona                                           Tucson
Colorado                                          Denver, Fort Collins
Florida                                           Jacksonville
Nevada                                            Las Vegas
North Carolina                                    Raleigh-Durham, Wilmington
South Carolina                                    Myrtle Beach
Texas                                             Austin, San Antonio
Wisconsin                                         Janesville, Madison, Milwaukee


Operating Strategy

     The Company believes it is positioned for continued success in the homebuilding industry because of (i) its established operations in attractive housing markets; (ii) its ability to enhance profitability through an improved capital structure and certain operating synergies; (iii) its management expertise both in homebuilding generally and its specific target and geographic markets; (iv) diversification of its geographic markets and products; (v) its conservative land acquisition policies; and (vii) its ability to expand both within its existing markets and through acquiring other local homebuilding companies located in other strong housing markets.

     Strong Market Positions in Attractive Housing Markets. The Company believes that it operates in some of the most attractive housing markets in the nation. Generally, the metropolitan areas where the Company conducts operations have experienced unemployment rates below the national average and population growth rates in excess of the national average for the past five years. Additionally, the Company believes that population and employment growth, as well as housing starts, will continue at levels above the national average through the year 1999. The Company believes that each of its local operations has developed a reputation within its respective market as a quality homebuilder with desirable products. Each local operation has targeted one or more specific niches within its market and has developed products which specifically target its customers.

As a result, the Company believes that each of its local operations has established strong positions within its market.

     Reducing the Risk of Cyclicality Through Geographic and Product Diversification. In addition to focusing on growth markets, the Company's overall strategy also relies on the geographic diversification of its existing markets. Since local housing markets are cyclical and cycles depend, in part, on local and regional conditions, the Company believes that by operating in 11 distinct geographic markets it is less subject to the effects of local and regional economic cycles than homebuilders that operate in a single geographic market. Additionally, the Company believes that its product diversification (which generally range in sales price from $70,000 to $800,000) and diversity of niche markets (which range from young families to "empty-nesters") also reduce risk in the event that existing national factors, such as interest rates, inflation, the general state of the economy or tax legislation, detrimentally affect particular income levels or demographic groups.

     Enhancing Profitability Through Improved Capital Structure and Operating Synergies. Management expects that the reduced cost of capital provided by the Offerings and future financing will directly contribute to the Company's profitability by reducing its subsidiaries' average financing cost. The Company believes that the financial strength of its local operations, coupled with the application of the proceeds from the Offerings and future financing, has enhanced the Company's competitive position, substantially reduced its overall costs associated with land acquisition and project construction, and provided the necessary capital to employ its strategies for expansion.

     Although the Company's most significant services and commodities are obtained on a local level, management believes that the Company's overall size and strength of operations will enable it to secure favorable terms from certain suppliers by purchasing in volume such items as appliances, plumbing fixtures and floor coverings. The Company also believes by integrating the administrative functions of each local operation, the Company will realize both cost savings and enhanced efficiency through the centralized management of insurance policies, employee benefits and certain other administrative functions. Additionally, the Company believes that each of its local operations can significantly benefit by understanding and employing those practices, policies and strategies, such as a market analysis, costing procedures and quality control, that have contributed to the success of the Company's other local operations.

     Combining Decentralized Operations with Experienced Management. The Company was founded on the belief that the homebuilding industry is localized and therefore homebuilders are most successful when managed by experienced and cycle-tested local managers who have developed in-depth market knowledge and strong local relationships. The Company believes that the senior management of each of its local operations has in-depth knowledge of the local markets where operations are conducted, thereby enabling the Company to better serve its customers and maximize each local operation's profitability. The senior management overseeing the Company's centralized corporate operations has over 100 years of combined experience in the national homebuilding industry and is responsible for formulating and implementing the Company's policies and procedures designed to make the operating subsidiaries achieve profitability and growth goals. The Company has implemented centralized financial controls and cash management policies as well as comprehensive planning and reporting systems that require approval by the corporate senior management team of, among other items, all projects and material capital commitments.

     Limiting the Company's Exposure to Real Estate-Related Risks. Management attempts to minimize risks associated with land ownership and to maximize return on invested capital by deferring, to the extent practical, substantial investment in land until the later phases of the land development and construction process. The Company attempts to control a two- to four-year supply of lots based on its expected absorption rates. In some markets, the Company generally acquires fully developed lots pursuant to options or purchase contracts in quantities sufficient to satisfy near-term demands. In other markets, the Company strives to control undeveloped land (through options or contingent purchase contracts) through most of the zoning and land development process, closing on such land as close as possible to the start of home construction. See "Business--Land Acquisition and Development." These acquisitions are generally limited to smaller tracts of entitled land that will yield 25 to 100 lots when developed. By limiting its land acquisitions and development activities generally to smaller parcels of land, the Company reduces the financial and market risks associated with owning land during the development period.

     Increase Market Share in Existing Markets. One of the Company's goals, subject to existing market conditions, such as the availability and cost of developable land, is to accelerate growth in the Company's current markets through the improved access to capital provided by the financial strength of the Company. The Company believes that each of its current markets has a strong economy and will provide certain opportunities for expansion. Most of the Company's existing markets encompass broad metropolitan areas surrounding major cities which have an extremely fragmented homebuilding industry. The Company believes that its improved access to capital will directly enable each local operation to pursue additional land acquisitions, have more communities under development and increase its backlog for future home sales. The Company believes that such internal expansion can be done conservatively while improving the Company's financial performance.

     Growth by New Markets and Acquisitions. Depending on existing market conditions, the Company intends to enter into one or more new markets each year. Recognizing the highly fragmented nature of the homebuilding industry, the Company intends to utilize an acquisition program whereby it will acquire established, local homebuilding companies that operate in new markets. The Company believes that it will be an attractive acquirer of other local homebuilding companies due to (i) the benefits afforded by being a part of a national, public homebuilding company, including an enhanced ability to compete in the local market through the Company's financial strength and improved access to capital; (ii) the Company's decentralized management strategy, which will enable existing local management to continue to oversee their local operations; and (iii) a team of senior executives with over 100 years of combined experience in the homebuilding industry who are responsible for all centralized Company operations and will be available to provide operational support and advice on an as-needed basis. In most instances, the Company expects to retain the management, employees and name of the acquired company while seeking to improve the acquired company's profitability by implementing the Company's business strategies and providing improved access to capital.

     In the event such new markets are in close proximity to one or more of the Company's existing markets, the expanded operations may be conducted under the management of the Company's existing operations currently operating in that area. Management believes that such expansion will provide the Company with valuable synergies and economies of scale which will increase the profitability of the local operation overseeing operations within the new market. The Company intends to reduce its risk when entering such new markets by thoroughly developing a marketing and overall strategy prior to commencing operations, acquiring land in a conservative manner and upon favorable terms and hiring local management who has developed an expertise in the marketplace.

     While the Company intends to make acquisitions which are accretive to earnings, there can be no assurance that any companies acquired in the future will be beneficial to the successful implementation of the Company's overall business strategy, or that such companies will ultimately produce returns that justify the investment therein. In addition, there can be no assurance that the Company will be able to profitably manage additional companies or successfully integrate such additional companies into the Company.

     The Company currently intends to finance future acquisitions by using available cash resources and shares of the Company's stock. The potential target companies' willingness to accept the Company's stock as part of the purchase price, as well as the availability of cash resources, will impact the Company's ability to continue its acquisition program. The Company's growth through acquisitions could be limited unless it can obtain the necessary funds through additional equity or debt financing.

Markets and Products

   Overview

     The Company's operations serve the metropolitan areas surrounding the following cities: Raleigh-Durham and Wilmington, North Carolina; Myrtle Beach, South Carolina; Austin and San Antonio, Texas; Las Vegas, Nevada; Denver and Fort Collins, Colorado; Tucson, Arizona; Janesville, Madison and Milwaukee Wisconsin, and Jacksonville Florida. The Company believes that each of these areas represents an attractive homebuilding market with significant opportunity for growth. The Company also believes that each of its local operations is well established in its market and has developed a reputation for building quality homes at competitive prices. The Company maintains the flexibility to tailor its product mix within a given market depending upon market conditions including demographic trends, demand for a particular type of product, margins, timing and the economic strength of the market.

Raleigh-Durham, North Carolina

     Raleigh is the state capital of North Carolina. The state government and the three major universities located in the area provide stable employment throughout the region. Employment growth in the region has been fueled by the high technology industry operating in and around the area's "Research Triangle." The Company believes that it is well positioned in the Raleigh-Durham market as the third largest homebuilder in the area based on number of units sold and among the top three homebuilders in the area based on total dollar volume of sales. The Company's North Carolina operation builds high quality, innovative, single-family detached and attached homes that range in sales prices from approximately $115,000 to approximately $350,000 and targets entry-level and first- and second-time move-up buyers and retirees. Depending on the opportunity available within each community, the Company will either develop land which it controls under option or contract or purchase developed lots from developers or other homebuilders. As of December 31, 1996, the Company controlled approximately 1,900 optioned lots (including land anticipated to be subdivided into lots) in the Raleigh-Durham area for new home construction. The Company's Raleigh operation was named the fastest growing company in the Research Triangle Area in November 1995 and the Triangle Sales and Marketing Council's 1990 and 1994 "Builder of the Year." The Company's North Carolina operation was also selected as the Raleigh-Wake County Homebuilder's Association's "Builder of the Year" in 1992 and 1995.

Austin, Texas

     Austin is the state capital of Texas. The state government and the University of Texas provide stability to the region's employment base. Many of the trends in employment growth in the region have been fueled by the significant growth in the high technology industry operating in the Austin area. The Company has offices located in Austin and San Antonio, Texas and conducts operations in both of these metropolitan areas. As of December 31, 1995, the Company's Texas operation was the third largest homebuilder in Austin based on total number of permits issued. Since its inception, the Company's Texas operation has closed the sale of over 2,500 homes in the Austin area. This local operation offers primarily single family detached homes to entry-level and first- and second-time move-up home buyers that generally range in sales price from $75,000 to approximately $250,000. This operation generally controls a significant number of lots, which it purchases after the lots are developed and available for the commencement of home construction. As of December 31, 1996, the Company controlled, through options, a supply of optioned lots for the construction of 815 homes in the Austin area. The Company's Texas operation has recently been recognized by the National Association of Home Builders, Professional Builder magazine, and the Texas Capitol Area Builders Association for outstanding performance in product design and construction, interior merchandising, management, and marketing. The Company's Texas operation was recently awarded the Diamond Builder Award by Home Buyers Warranty for excellence in residential construction and customer satisfaction.

San Antonio, Texas

     The Company entered the San Antonio market in September 1993 after extensive market and demographic research and offers primarily the same type of product as is sold in Austin. The Company's office in Austin handles the administrative functions for its San Antonio operation. The Company believes that it is well positioned to take advantage of the dynamic growth in the San Antonio area housing market in the near and long term. As of December 31, 1996, the Company controlled, through options, a supply of optioned lots for the construction of 160 homes in the San Antonio area.

Las Vegas, Nevada

     Las Vegas has experienced strong growth in employment and in-migration due to the growth in the tourism and entertainment industries fueled by the gaming industry. The Las Vegas economy also benefits by the growth in retirement living due to the lower cost of living, including lower housing costs and state taxes. Based on total dollar volume of homes sold, the Company is one of the largest homebuilders in the Las Vegas area competing in the luxury homebuilding market. The Company's Las Vegas operation specializes in the construction of homes in masterplanned communities which are self-contained, pre-planned communities consisting of governmental, commercial and residential areas, schools, parks and various other amenities such as swimming pools and golf courses. The Company believes that such masterplanned communities will continue to gain market share. Specifically, the Company's Las Vegas operation constructs single family detached and attached homes (with many of its communities located on golf courses) that range in sales price from approximately $180,000 to approximately $800,000, and targets luxury second- and third-time (or higher) move-up and second home buyers. The Company generally controls partially developed land which, as part of the masterplanned community, is fully entitled, and develops the land into finished lots ready for home construction. As of December 31, 1996, the Company controlled approximately 58 optioned lots in the Las Vegas area for new home construction and lot sales. The Company's Las Vegas operation has received a number of awards for excellence in the homebuilding industry including the "Builders Spotlight Business Excellence Award" in 1993 from Builder magazine (January 1993 issue) as one of "America's Best Builders" and a number of national and local design awards.

Denver, Colorado

     The Denver economy is diversified and fueled by a wide range of industries including financial services, telecommunications and technology services. The Company believes it is well positioned in this market as one of the top fifteen homebuilders in the Denver area based on the total dollar volume of homes built. The Company's Colorado operation offers a wide range of affordably priced, single family detached custom and semi-custom homes and single-family attached homes that range in sales price from approximately $130,000 to $350,000 and targets all move-up and custom home buyers. The Company's Colorado operation has successfully established its reputation as a "custom builder," offering move-up buyers an opportunity to acquire homes with features that meet their lifestyle expectations by either customizing their home or selecting from a wide variety of upgrades and options. The Company's Colorado operation currently conducts homebuilding operations in the Denver area, Fort Collins, Colorado and Tucson, Arizona and has a land development project in Oakland County, Michigan. Although the Company generally develops land in the Denver area, it has, from time to time, acquired developed lots in Tucson if a favorable price was obtained. As of December 31, 1996, the Company controlled approximately optioned 121 lots in the Denver area for new home construction and lot sales. In January 1995, the Colorado operation was selected as the winner of the "Gold Medal" by Builder magazine as the country's "Best Builder," constructing 100 to 500 homes. In 1996, Bob Short, President of the Company's Colorado operation, was awarded "Builder of the Year" by the Metropolitan Denver Home Builders Association.

Fort Collins, Colorado

     Fort Collins is the home of Colorado State University. The University and the related service business provides the local economy significant stability in employment. The Company's Fort Collins division is ranked as the number one builder in the area based on the dollar volume of sales. This division offers products comparable to those offered in the Denver area, selling single-family detached homes targeting move-up and custom home buyers that range in sales price from approximately $130,000 to approximately $350,000. As of December 31, 1996, the Company controlled approximately 107 optioned lots in the Fort Collins area for new home construction and lot sales.

Tucson, Arizona

     This division has been recently recognized by the local Homebuilders Association as "Custom Builder of the Year." This division also offers a wide range of products architecturally designed in the southwestern style targeted at all move-up and custom home buyers that range in sales price from approximately $170,000 to approximately $350,000.

Wilmington, North Carolina

     The Wilmington economy is driven by a wide range of industry including manufacturing, tourism, retirement living, and the University of North Carolina at Wilmington. The Company entered the Wilmington market in August 1996 by virtue of its acquisition of the largest homebuilding company in southeastern North Carolina. This operating subsidiary, founded in 1988, builds single family and attached homes, and targets entry, move-up, and luxury homebuyers. Sales prices range from approximately $98,000 to $200,000. As of December 31, 1996, the Company controlled approximately 549 optioned lots in the Wilmington area for new home construction.

Myrtle Beach, South Carolina

     The Company's Wilmington-based subsidiary has recently entered the Myrtle Beach market. The Company is currently building its first community. Myrtle Beach has traditionally been a tourism destination due to the proximity to the beaches along the Atlantic Ocean and numerous recreational activities including golf, tennis, and boating. These recreational activities have also made Myrtle Beach a desirable retirement destination. The recent growth in the entertainment industry in Myrtle Beach, coupled with the overall growth in tourism continues to drive the growth in employment in the area.

     New Markets for the Company:

     Janesville/Madison/Milwaukee Wisconsin subsidiary acquired December 31,
       1996.

     Jacksonville, Florida subsidiary acquired February 28, 1997.

     The following table presents information relating to the Company's new orders, closings, and backlog at year-end for the years ending December 31, 1995 and 1996. The Wilmington market was entered into on August 31, 1996, however the results below include activity for the entire year for the Wilmington market.




Market                              New Orders         Closings         Backlog
------                              ----------         --------         -------
                                   1995    1996     1995     1996     1995    1996
                                   ----    ----     ----     ----     ----    ----
Raleigh-Durham, NC                   244      274      251      268     103     109
Austin, TX                           487      567      407      596     170     141
San Antonio, TX                       40       87       32       79      14      22
Las Vegas, NE                        109       80       89      121      62      21
Denver, CO                           134      225      130      198      88     111
Fort Collins, CO                      60       63       64       60      17      20
Tucson, AZ                            26       32       25       22       5      15
Wilmington, NC                       N/A      174      N/A      181     N/A      55
Janesville/Madison/Milwaukee, WI     N/A      N/A      N/A      N/A     N/A      18
                                   -----    -----      ---    -----     ---     ---
         Total                     1,100    1,502      998    1,525     459     512
                                   =====    =====      ===    =====     ===     ===


Land Acquisition and Development

     The Company's policies and strategies regarding land acquisition and development vary and are dictated by the specific market conditions where the Company conducts its operations. Overall, the Company's land acquisition and development practices include (i) acquiring and exercising options to purchase finished lots; (ii) purchasing finished lots; (iii) controlling (by option or conditional sales contract) fully entitled land; (iv) securing options to purchase land, which options are subject to the seller obtaining required entitlements; and (v) in some instances, controlling raw land and assuming the cost of obtaining the necessary entitlements. Generally, the Company seeks to minimize its overall land costs and the risks associated with developing unentitled land by, whenever possible, using options and other financing arrangements that allow the Company to control land through the entitlement process but defer the payment for such land until the entitlement process has been completed and the Company is prepared to commence construction. In these situations, the Company strives to negotiate land purchase contracts that allow the Company to purchase portions of a parcel as close as possible to the commencement of construction.

     Typically, the Company purchases land only after necessary entitlements have been obtained so that the Company has certain rights to begin development or construction as market conditions dictate. In some instances, however, the Company controls unentitled land where the Company perceives an opportunity to build on such property in a manner consistent with the Company's overall strategy. The term "entitlements" refers to development agreements, preliminary maps or recorded plats, depending upon the jurisdiction within which the land is located. Entitlements generally give the developer the right to obtain building permits upon compliance with conditions that are usually within the developer's control. Even after entitlements are obtained, the Company is still required to obtain a variety of other governmental approvals and permits during the development process.

     The Company selects land for development based upon a variety of factors, including (i) internal and external demographic and marketing studies; (ii) financial review as to the feasibility of the proposed project, including projected profit margins, return on capital employed and the capital payback period; (iii) competition for the proposed project; (iv) the ability to secure governmental approvals and entitlements; (v) results of environmental and legal due diligence; (vi) proximity to concentrated job markets, quality school districts and local traffic corridors; (vii) infrastructure requirements for grading, drainage, utilities and streets; and (viii) management's judgment as to the real estate market, economic trends and the Company's experience in a particular market.

     To control its investment in land and land acquisition costs, the Company utilizes option arrangements or conditional purchase contracts as often as possible. These arrangements generally provide the Company with either the right to pursue the entitlement process directly or the right to direct the seller in its pursuit of entitlement and obligate the Company to take title to the land only when specified conditions relating to entitlements (such as a minimum density) have been obtained. Once the entitled land is purchased (or entitlements are obtained on previously unentitled land), the Company undertakes, where required, the development activities that include site planning and engineering, as well as constructing road, sewer, water, utilities, drainage and recreational facilities and other amenities.

     Due to the ready supply of finished lots in the Austin, San Antonio, and Wilmington markets, the Company's home building operation purchases finished lots from land developers using rolling options which typically require that a specified number of lots are purchased each quarter. Failure to purchase the specified number of lots can result in the loss of the options scheduled for subsequent quarters. Although the Company's operations in Denver, Raleigh-Durham, and Milwaukee-Madison also utilize rolling options on finished land where appropriate, each of these markets also provide the Company with significant opportunities to purchase undeveloped land and invest the time and resources into obtaining all necessary entitlements and developing the land itself. In these situations, the Company (i) realizes greater returns on its investment in land due to the significant value that is added once entitlements are obtained and the land is fully developed; (ii) is provided with a greater degree of involvement and control over the design and development process; and
(iii) continues to minimize risk and capital investment since the purchase is not consummated until all necessary entitlements are obtained.

     Unlike the markets that exist in Austin, San Antonio, Raleigh-Durham and Denver, the Company's strategy in Las Vegas is to build in masterplanned communities with homesites that are along, or close in proximity to, the major amenity which is generally a golf course. These masterplanned communities are designed and developed by a major land developer who develops groups of lots, commonly referred to as "super pads," which are sold to a single homebuilder. The Company typically purchases super pads containing between 60 and 100 fully entitled lots which are roughly graded and have all utilities and paving brought up to the boundaries of the super pad. The Company completes the development of each super pad by completing paving, final grading and installing all utilities. Similar to when the Company purchases raw land, the Company achieves enhanced profitability while minimizing the risk of holding excess land inventory.

     The Company (through its local operations) has occasionally used partnerships or joint ventures to purchase and develop land where such arrangements were necessary to acquire the land or appeared to be otherwise economically advantageous to the Company. The Company will continue to consider such partnership, joint venture and other financing arrangements with landowners where management perceives an opportunity to acquire land upon favorable terms, minimize risk and exploit opportunities presented through seller financing.

     The Company strives to develop a design and marketing concept for each of its communities based on the specific geographic and target market, which includes determination of size, style, price range of homes, layout of streets, size and layout of individual lots and overall community design. The development and construction of each project are managed by the Company's local operations. At the development stage, a project manager (who may be assigned to several ongoing projects) supervises the development of buildable lots. In addition, project superintendents are often utilized depending on the size of the development, and each local operation has one or more customer service and marketing representatives assigned to its communities.

     At December 31, 1996, the Company owned 1,173 finished lots and undeveloped, or partially developed, land which the Company expects will be developed into an estimated 178 additional finished lots. As of December 31, 1996, the Company also had under contract or option, subject to the satisfaction of the Company's purchase contingencies, 4,262 finished, undeveloped or partially developed lots. The determination of the number of lots to be available from undeveloped land are estimates based on management's experience within the relevant jurisdiction and the status of the entitlement process as of December 31, 1996. The actual number of lots ultimately available may vary materially based on a variety of factors. The following table sets forth, by state, the Company's inventory of owned and controlled land as of December 31, 1996.

                                December 31, 1996
                                -----------------

                           Land Owned
                      ---------------------
                               Undeveloped  Land Under
                     Finished      Lots      Contract/
                       Lots     (estimated)   Option     Total
                       ----     -----------   ------     -----
Wisconsin               227          0           552       779
Texas                   164          0           975     1,139
Nevada                  257          0            58       315
Arizona/Colorado        449         77           228       754
North Carolina           76        101         2,449     2,626
                      -----        ---         -----     -----
                      1,173        178         4,262     5,613
                      =====        ===         =====     =====

Construction

         The Company's subsidiaries act as the general contractor for the construction of its homes and development of finished lots. The Company's project development operations are also controlled by its local operations, whose employees oversee the construction of each community, including coordinating activities of subcontractors and suppliers and insuring that all work is subject to quality and cost controls and complies with zoning and building codes. Subcontractors typically are retained on a subdivision-by-subdivision basis to complete construction at a fixed price. Agreements with the Company's subcontractors and materials suppliers are generally entered into after competitive bidding on an individual basis.

         The Company specifies that quality, durable materials be used in constructing the Company's homes. The Company does not maintain significant inventory of construction materials. Each of the Company's local operations maintains close contact with its respective subcontractors and suppliers and the Company believes that its relationship with its suppliers and subcontractors are good. When possible, the Company negotiates price and volume discounts with manufacturers and suppliers on behalf of subcontractors to take advantage of its volume of production. Although the Company generally has made no long-term purchase commitments to materials suppliers in the past, and although certain key materials and supplies are, and will continue to be, purchased at local/regional levels, the Company negotiates contractual terms with certain of its vendors to provide additional cost savings on a national basis. Generally, access to the Company's principal subcontracting trades, materials and supplies continue to be readily available in each of its markets; however, prices for these goods and services may fluctuate due to various factors, including supply and demand shortages which may be beyond the control of the Company or its vendors.

     Although policies may differ within each local operation and by project, the Company generally provides a one-year limited warranty of workmanship and materials with each of its homes. The Company's subcontractors generally provide the Company with an indemnity and a certificate of insurance prior to receiving payments for their work and therefore, claims relating to workmanship and materials are usually the primary responsibility of the Company's subcontractors. Historically, the Combined Predecessor Companies have not incurred any material costs relating to any warranty claims or defects in construction.

Sales and Marketing

     Each of the Company's subsidiaries are directly responsible for the sales and marketing activities relating to each of their completed and planned communities. The Company makes extensive use of advertising and other promotional activities, including newspaper advertisements, brochures, direct mail and the placement of strategically located sign boards in the immediate areas of its developments. The Company believes that each of its local operations has an established reputation for developing high quality homes in the markets they serve, which helps generate interest in each new project.

     The Company believes that the effective use of model homes plays an integral part in demonstrating the competitive advantages of its home designs and features to prospective home buyers. The Company generally builds between one and six model homes for each active community, depending upon the number of homes to be built within each community and the products to be offered. Each of the Company's local operations generally employs, or contracts with, interior designers who are responsible for creating an attractive model home for each product line within a project designed to appeal to the preferences of potential home buyers.

     The Company's objective is to enter into sales contracts for all of its homes in advance of construction, thereby reducing the risk of unsold inventory upon completion of a project. From time to time, depending on market conditions and the specific project, the Company may build speculative homes in each of its entry-level and move-up subdivisions. Speculative homes are homes which are under construction or completed but for which the Company does not yet have sales contracts. These homes are often sold while under construction or soon after completion. The Company carefully reviews local market factors, such as new employment opportunities, significant job relocations and growing housing demand in determining how many speculative homes to build and keep in inventory. The construction of such homes is often necessary to supply homes to individuals who are relocating or to satisfy the requirements of independent brokers, who often represent customers who require a completed home within a short time period. The Company's sales contract for its homes generally provide for mortgage approval within a specified period. The Company attempts to minimize cancellations by requiring a nonrefundable cash deposit of on average 5% to 10% of the purchase price for buyers using conventional financing and by training its sales force to assess the qualification of potential home buyers.

Backlog

     The Company's homes are generally offered for sale in advance of their construction. The majority of the Company's homes sold in 1996 were sold pursuant to standard sales contracts entered into prior to commencement of construction. Such sales contracts are usually subject to certain contingencies such as the buyer's ability to qualify for financing. Homes covered by such sales contracts are considered by the Company as its "backlog." As of December 31, 1996, the Company had backlog of $96 million (512 homes) and as of December 31, 1995, the Founding Builders had backlog of $97 million (459 homes). The Company does not recognize revenue on homes covered by such contracts until the sales are closed and the risk of ownership has been legally transferred to the buyer.

Customer Financing

     Prior to 1997, the Company did not provide customer financing to its home buyers. Rather, at each on-site office, sales employees provided prospective home buyers with information as to the qualifying criteria for mortgage financing. Either a mortgage lender was typically made available at the sales offices to assist prospective buyers in applying for mortgage financing or the Company acted as a mortgage broker and received a brokerage fee once the loan was originated.

     In January 1997, the Company created a wholly-owned subsidiary, Fortress Mortgage, Inc., for the purpose of providing decentralized mortgage origination and centralized underwriting to the buyers of homes sold by the Company's subsidiaries. Fortress Mortgage, Inc. is approved by the Federal Housing Administration ("FHA") and Veterans Administration ("VA") as a qualified mortgage lender. The Company facilitates the sale of the Company's homes through the origination of first mortgage loans utilizing programs established by FHA, VA, GNMA (Government National Mortgage Association) and FHLMC (Federal Home Loan Mortgage Corporation). As a mortgage banker, this operation will complete the processing of loan applications, perform credit checks, process applications to underwrite loans and originate and thereafter sell the mortgage loans

     Due to the sales prices of homes, the Colorado, Arizona and Las Vegas operations do not rely on home buyers who seek FHA and VA mortgage financing. However, the majority of the homes sold by the Company's Texas and Wisconsin operations and a significant number of the homes sold by the Company's North Carolina operation met the dollar limits published in FHA and VA guidelines. FHA and VA financing generally enables home buyers to purchase homes with lower down payments than the down payments required by conventional mortgage lenders, allowing a purchaser to borrow up to 90% to 95% of the value of the home. The Company believes that, when conventional lending rates are higher, the availability of FHA and VA financing broadens the group of potential purchasers for the Company's homes. Substantially all home buyers utilize long-term mortgage financing to purchase a home, and lenders generally make loans only to borrowers who earn three to four times the total amount of the monthly mortgage payment plus insurance and property taxes. As a result, economic conditions, increases in unemployment and high mortgage interest rates can eliminate a number of potential home buyers from the market.

Corporate Operations

     The Company's centralized corporate operations generally oversee all of the Company's local operations. The holding company's senior management has over 100 years of combined national homebuilding experience. This senior management is primarily responsible for formulating and implementing the Company's policies and procedures to ensure the cohesiveness and direction of its local operations.

     Specifically, the Company's senior management (i) reviews and approves subsidiary capital requirements and requests, short and long range plans, project acquisition activity, and monitors all operational and financial performance as it relates to established objectives; (ii) evaluates and selects geographic markets; (iii) maintains relationships with various institutional lenders; (iv) performs accounting functions, establishes financial policies and regularly completes financial analyses both on a consolidated and subsidiary-by-subsidiary basis; (v) reviews and approves subsidiary capital requirements, short- and long-range plans, and land acquisition activity and monitors performance in regard to these activities; and (vi) secures and obtains capital resources. The corporate operations also provide for and encourage the flow of technical information and ideas among the senior management of its local operations.

     In fulfilling the duties set forth above, the senior management developed a Comprehensive Planning System whereby each local operation is required, among other things, to prepare an annual plan for the upcoming fiscal year, a three-year plan which is updated and revised each year and a project feasibility analysis for all land acquisitions. The annual plan includes a thorough review and analysis of the previous fiscal year, monthly detailed projections of all revenue and expenses, financial ratio projections such as return on assets and inventory turnover and operational changes to be instituted in the coming year. The three-year plan insures that the local managers continue to (i) plan for potential changes in their respective geographic and target markets; (ii) evaluate the present and future competition; and (iii) seek opportunities to further improve their operations. The project feasibility analysis, which is prepared by the local managers, is reviewed and approved before any land or lot acquisition is consummated. This pre-designed analysis requires the local managers to provide senior management with a myriad of information and projections such as a subdivision plan, product type, projected absorption rates, completion time, market analysis and rate of return ratios. The senior management ensures that the information presented in the project feasibility analysis satisfies the Company's established minimum criteria before a capital investment is approved.

     The Company allocates the necessary capital resources for new communities consistent with its overall strategy and utilizes anticipated return on capital, return of capital and profit margins as criteria for allocating capital. In addition to establishing certain pre-determined targets, the Company establishes its capital allocation policies based on the existing market, results of operations and other factors. All capital commitments are determined by the Finance Committee and the Project and Feasibility Review Committee of the Board of Directors.

     Structurally, the Company operates through separate subsidiaries, which are located within the areas in which they operate. Each subsidiary is managed by executives with substantial experience in the subsidiary's markets. Although formal approval of new communities are determined by committees of the Board, each subsidiary is fully equipped with the skills and resources to oversee all local operations including land acquisition, map processing, land development, construction, marketing, sales and product service.

     The Company's corporate office handles all cash management functions for both corporate and subsidiary funds. Each operating subsidiary provides the corporate office with a three month cash flow projection by week updated monthly which allows the Company to efficiently manage its cash position. The Company utilizes a Comprehensive Reporting System (CRS) in order to ensure the timely and accurate flow of critical information between each operating subsidiary and the corporate office. The CRS requires preparation of periodic reports by each operating subsidiary including weekly sales, closing, traffic and backlog reports by subdivision. Each operating subsidiary also prepares detailed financial statements which includes a narrative discussing trends, monthly performance and budgets.

Customer Relations and Quality Control

     Management believes that strong customer relations and an adherence to tough quality control standards are fundamental to the Company's continued success. The Company believes that its commitment to customer relations and quality control has significantly contributed to its reputation as a quality builder in each of its local markets.

     Generally, for each development, Company representatives, who may be a project manager or project superintendent, and a customer relations representative, oversee compliance with the Company's quality control standards. These representatives allocate responsibility for (i) overseeing the entire project from land development through construction; (ii) overseeing performance by the Company's subcontractors and suppliers; (iii) reviewing the progress of each home and conducting formal inspections as specific stages of construction are completed; and (iv) regularly updating each buyer on the progress of their home.

Competition and Market Factors

     The development and sale of residential property is highly competitive and fragmented. The Company competes for residential sales with national, regional and local developers and homebuilders, resales of existing homes and, to a lesser extent, condominiums and available rental housing. The Company's competitors include a number of large national and regional homebuilding companies and small local homebuilding companies, some of which may have greater financial resources, easier access to capital markets and/or lower costs than the Company. Competition among both small and large residential homebuilders is based on a number of interrelated factors, including location, reputation, amenities, design, quality and price. The Company believes it compares favorably to other homebuilders in the markets in which it operates due primarily to (i) its experience within its specific geographic markets which allows it to develop and offer new products to potential home buyers which reflect, and adapt to, changing market conditions; (ii) its ability, from a capital and resource perspective, to respond to market conditions and to exploit opportunities to acquire land upon favorable terms; and (iii) its respective subsidiaries' reputation for outstanding service and quality products.

     The homebuilding industry is cyclical and affected by consumer confidence levels, prevailing economic conditions in general and by job availability and interest rate levels in particular. A variety of other factors affect the homebuilding industry and demand for new homes, including changes in costs associated with home ownership such as increases in property taxes and energy costs, changes in consumer preferences, demographic trends and the availability of and changes in mortgage financing programs. In addition, homebuilders are subject to various risks often outside of their control, including weather conditions and natural disasters, construction delays, cost overruns, changes in governmental regulations, as well as availability and price fluctuations of land, labor and raw materials.

     The homebuilding industry is also subject to the potential for significant variability and fluctuations in real estate values. Although the Company believes the real estate assets currently reflected on the Company balance sheet are reasonable in amount given the size of the Company's business and are reflected at or below their fair value, no assurances can be given that write-downs to the net realizable value of some or all of the Company's assets will not occur if market conditions deteriorate, or that such write-downs, should they occur, will not be material in amount.

Government Regulations and Environmental Controls

     The Company is also subject to a variety of Federal, state and local statutes, ordinances, rules and regulations concerning protection of health and the environment. These laws may result in delays, cause the Company to incur substantial compliance costs and prohibit or severely restrict development in certain environmentally sensitive regions or areas. Prior to purchasing a parcel of land, the Company's local management evaluates such land for the presence of hazardous or toxic materials, wastes or substances. The Company generally engages independent environmental engineers to complete such an evaluation. The Company has not been materially adversely affected to date by the presence or potential presence of such materials. However, no assurance can be given that such a material adverse affect will not occur in the future.

     Whether the Company controls entitled or unentitled land, certain building and other permits, as well as approvals, are required to complete all residential developments. The ability of the Company to obtain necessary approvals and permits for its planned communities is often beyond the Company's control and could restrict or prevent the development of otherwise desirable property. The length of time necessary to obtain permits and approvals increases the carrying costs of unimproved land acquired for the purpose of development and construction. In addition, the continued effectiveness of permits already granted is subject to factors such as changes in policies, rules and regulations and their interpretation and application.

Interest Rates; Mortgage Financing

     Virtually all purchasers of the Company's homes finance their acquisitions through third-party lenders providing mortgage financing. In general, housing demand is adversely affected by increases in interest rates, unavailability of mortgage financing, increasing housing costs and unemployment levels. If mortgage interest rates increase and the ability of prospective buyers to finance home purchases is adversely affected, the Company's sales, gross margins and net income and the market price of the common stock may be adversely impacted. The Company's homebuilding activities are also dependent upon the availability and cost of mortgage financing for buyers of homes owned by potential customers so those customers ("move-up buyers") can sell their homes and purchase a home from the Company. In addition, the Company believes that the availability of FHA and VA mortgage financing is an important factor in marketing a number of its homes. Any limitation or restriction on the availability of such financing could adversely affect the Company's sales. See "Business--Customer Financing." Furthermore, changes in Federal income tax laws may affect demand for new homes. Recently, proposals have been publicly discussed to eliminate or limit the deductibility of mortgage interest for Federal income tax purposes and to eliminate or limit tax-free rollover treatment provided under current law where proceeds of the sale of a principal residence are reinvested in a new principal residence. Enactment of such proposals may have an adverse effect on the homebuilding industry in general, and demand for the Company's products in particular. No prediction can be made as to whether any such proposals will be enacted and, if enacted, the particular form such laws would take.

Employees and Subcontractors

     As of December 31, 1996, the Company employed 451 (421 full-time and 30 part-time) persons, including corporate staff and other personnel involved in sales, construction management and customer service. Although none of the Company's employees are covered by collective bargaining agreements, many of the subcontractors and suppliers which the Company engages in various markets are represented by labor unions or are subject to collective bargaining agreements. The Company believes that its relations with its employees, subcontractors and suppliers are good.

     The Company's operations are dependent on the continued efforts of its executive officers and on senior management of the Company. In addition, the operations of each subsidiary are dependent upon the senior management of the acquired builders. If any of these people become unable to continue in their present roles, or if the Company is unable to attract and retain other skilled employees, the Company's business could be adversely affected. See "Business - Executive Officers of the Company."

Acquisitions

Founding Builders

     Simultaneously with the closing of the Offerings, Fortress acquired each of the Founding Builders through the merger of each Founding Builder with and into a newly formed wholly-owned subsidiary of Fortress. The aggregate consideration paid by Fortress in these transactions was as follows:

            (a) An aggregate of approximately $6.0 million in cash;

            (b) An aggregate of 6,233,875 shares of common stock of the Company, representing approximately 53% of the total shares of common stock outstanding after giving effect to the Offerings; and

            (c) An aggregate of 20,000 shares of Series A 11% Cumulative
                Convertible Preferred Stock of the Company.

     The consideration paid for the Founding Builders was determined through arm's length negotiations among the Company and representatives of the Founding Builders. See "Certain Relationships and Related Transactions."

     The agreements governing each of the acquisitions (the "Acquisition Agreements") provide piggyback registration rights to the Founding Builders' owners which allows them to register their shares of common stock under the federal securities laws, on a pro rata basis, to the extent allowable by the managing underwriter of such offering, in the event the Company consummates a "follow-on" offering of the Company's common stock for cash. Additionally, for a one-year period beginning November 1997, (i) the holders of at least one-third of the common stock then held by the Founding Builders' owners or (ii) all of the Founding Builders' owners of a particular Founding Builder who hold shares of common stock, have a one-time right to require the Company to effectuate a registration under the federal securities laws of the shares of common stock held by the Founding Builders' owners which are then available for sale.

     Pursuant to each Acquisition Agreement, the Founding Builders' owners have agreed not to compete with the Company for two years following the closing of the acquisitions, within 100 miles of where Fortress, the particular Founding Builder or any of the other Founding Builders conduct business. The Founding Builders' owners who are also parties to employment agreements with the Company have agreed to non-compete provisions which extend for a two-year period after termination of each respective employment period. The Acquisition Agreement provides that in the event a Founding Builder owner enters into an employment agreement with the Company, the terms of the non-compete provisions set forth in the applicable employment agreement shall control over the noncompetition provisions set forth in the Acquisition Agreement.

     The acquisition transactions included the following:

          Buffington. Under an acquisition agreement with Thomas Buffington, who became a director of the Company upon closing of the Offerings, Edward Kirkpatrick and James Giddens, Fortress acquired by merger all of the issued and outstanding stock of Buffington. The consideration paid by Fortress for Buffington was approximately $1.13 million in cash and 1,897,897 shares of Common Stock of the Company.

          Christopher. Under an acquisition agreement with J. Christopher Stuhmer, who became a director of the Company upon closing of the Offerings, Fortress acquired by merger all of the issued and outstanding stock of Christopher. The consideration paid by Fortress for Christopher was approximately $179,000 in cash and 1,691,227 shares of common stock of the Company.

          Genesee. Under an acquisition agreement with Robert Short, who became a director of the Company upon closing of the Offerings, Fortress acquired by merger all of the issued and outstanding stock of Genesee. The consideration paid by Fortress for Genesee was approximately $695,000 in cash, 1,729,495 shares of common stock of the Company and 20,000 shares of the Company's Series A 11% Cumulative Convertible Preferred Stock.

          Sunstar. Under an acquisition agreement with Lawrence Witek, who became a director of the Company upon closing of the Offerings, Lanold Caldwell and David Schmidt, Fortress acquired by merger all of the issued and outstanding stock of Sunstar. The consideration paid by Fortress for Sunstar was approximately $3,876,000 in cash and 915,256 shares of common stock of the Company.

Subsequent Acquisitions

         During 1996, the Company acquired certain assets and assumed related indebtedness of Landmark Homes, Inc. and Brookstone Homes, Inc. ("Acquired Companies") on August 31, 1996 and December 31, 1996, respectively. The purchase price for the assets of the Acquired Companies totaled $6 million in cash and 60,000 shares of common stock with a stated value of $10 per share. The excess purchase price was allocated first to record inventory at fair value on the acquisition date; the remaining excess purchase price was recorded as goodwill. Cost of goods sold for the period May 21, 1996 through December 31, 1996 included $210,000 related to the allocation of the purchase price to inventory.

         In February 1997, the Company acquired the assets of D.W. Hutson Construction Company ("Hutson"), a Jacksonville, Florida homebuilder, for approximately $24.7 million to be paid $9.0 million in cash, $1.2 million in Class B preferred stock and approximately $8.5 million in assumed debt. Additional consideration of $6.0 million in Class C preferred stock is expected to be paid over a period not to exceed six years based upon the future performance of Hutson.

Executive Officers of the Company

         The Executive Officers of the Company are as follows:

Name                     Age    Position
J. Marshall Coleman      54     Chairman of the Board and Director
James J. Martell, Jr.    46     President, Chief Executive Officer and Director
Thomas B. Buffington     52     Chief Operating Officer and Director
Jamie M. Pirrello        38     Vice President and Chief Financial Officer


         J. Marshall Coleman has been a director of the Company since June 1995 and Chairman of the Board since May 1996. From August 1992 through April 1996, Mr. Coleman was an attorney with Katten Muchin & Zavis, a national law firm, and was the Managing Partner of its Washington office from 1994 until April 1996. From 1985 until 1992, Mr. Coleman was an attorney at the Washington, D.C. firm of Arent, Fox, Kintner, Plotkin and Kahn. Mr. Coleman was Attorney General of Virginia from 1978 to 1982. In 1975, Mr. Coleman was elected to the Virginia State Senate and also served as a United States Magistrate from 1970 to 1972. In 1972, Mr. Coleman was elected to the Virginia House of Delegates. From 1986 to 1993, Mr. Coleman was a director of NVR, a publicly traded homebuilding company.

         James J. Martell, Jr. is a founder of the Company and has been its President, Chief Executive Officer and a director since June 1995 and has more than 12 years in the homebuilding industry. Since 1992, Mr. Martell has been an advisor and consultant to various companies in the homebuilding and technology industries, including Canuso Homes, Joe Miller Homes and n-Vision. From 1991 to 1992, Mr. Martell served as Managing Director of Investment Banking at Credit International Bank as well as a member of its Board of Directors. From 1987 to 1991, Mr. Martell was a member of the board of directors of NVR and the Chief Executive Officer of its subsidiary, NVR Development, responsible for identifying new sources of capital and new business opportunities for NVR. From 1985 to 1986, Mr. Martell was the Chief Financial Officer of NVHomes which became a public company in 1986 and merged with Ryan Homes in 1987 to become NVR, a publicly traded national homebuilding company.

         Thomas Buffington became a director of the Company in March 1996. Prior to becoming the Company's Chief Operating Officer in January 1997, he served as the President of Buffington Homes, Inc. operation since 1987. Mr. Buffington started Buffington Homes with partners Edward Kirkpatrick and James Giddens in 1987. Mr. Buffington has over 28 years of experience in the homebuilding industry. From 1983 to 1987, he served as President of the Austin/Central Texas division of Nash Phillips/Copus (NPC), which was one of the largest privately owned homebuilders in the nation at the time. He began at NPC as a sales agent and was promoted to Sales Manager and Vice President of Sales before being appointed President.

         Jamie M. Pirrello is a founder of the Company and has been the Vice President of Finance and Chief Financial Officer of the Company since June 1995 and has over 16 years of experience in the homebuilding industry. From November 1993 to January 1995, Mr. Pirrello was Executive Vice President of Miles Homes, Inc., a publicly traded company, and was in charge of the operations of two of its subsidiaries, Patwil Homes, Inc. and Miles Homes Services, Inc. From 1988 to 1993, Mr. Pirrello was Chief Executive Officer of H.R. Remington Properties, Inc. and Vice President of Finance of H.R. Remington Properties, L.P., both subsidiaries of NVR, a publicly traded company that is one of the largest homebuilding companies in the United States. From 1985 to 1989, Mr. Pirrello was the Corporate Controller of NVHomes (predecessor to NVR) and a Controller in the Northern Virginia Division of Pulte Home Corporation.

Item 2.  PROPERTIES

         The Company's principal executive offices are located at 1921 Gallows Road, Suite 730, Vienna, VA 22182. The Company leases approximately 4,465 square feet of office space for its corporate office in Virginia and leases an aggregate of approximately 46,360 square feet of space in 11 locations for its homebuilding subsidiaries.

Item 3.  LEGAL PROCEEDINGS

         The Company is, from time to time, a party to litigation arising in the normal course of its business. Management believes that none of these actions will have a material adverse effect on the financial condition, results of operations or cash flows of the Company.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to the Company's stockholders for consideration during the quarter ended December 31, 1996.


                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         (a) Price Range of Common Stock. The Company's common stock has traded on the Nasdaq National Market since May 16, 1996. On March 17, 1997, the sale price of the common stock was $5.75 per share. The following table sets forth the range of high and low sale prices for the common stock, as reported on the Nasdaq National Market, for the period from May 16, 1996, the date of the Company's initial public offering, through the end of the fiscal year.

                                                          High         Low
                                                          ----         ---

                       Fiscal Year 1996
                      Second fiscal quarter     (1)      $9.25         $8.75
                      Third fiscal quarter               $9.00         $7.75
                      Fourth fiscal quarter              $8.00         $4.56
 -----------
(1) The Company's common stock commenced trading on May 16, 1996 at $9.00 per share.

         (b) Approximate Number of Equity Security Holders. The number of record holders of the Company's common stock as of March 10, 1997 was 83, which does not include beneficial owners who hold the Company's stock in street name.

         (c) Dividends. In March 1997, the Company established a new dividend policy including the initiation of a cash dividend. The initial dividend policy is to pay a dividend of one cent per year paid quarterly. Pursuant to this policy, the Board of Directors declared a quarterly cash dividend of one-quarter cent per share on the Company's common stock, payable on May 1, 1997, to shareholders of record as of the close of business on March 31, 1997. The Company intends to increase the dividend in the future as the Company grows. The payment of dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other things, future earnings, the success of the Company's business activities, capital requirements, the general financial condition of the Company and general business conditions. In addition, the Indenture will restrict the amount of dividends payable by the Company.

         (d) Recent Sales of Unregistered Securities. The following information relates to securities of the Company issued or sold since June 1995 that were not registered under the Securities Act:

          (i) Between June 1995, when the Company was formed, and the consummation of the Offerings, the Company issued 2,230,500 shares of Common Stock to the Existing Stockholders (certain directors, officers, and key consultants) for consideration equal to $22,305. Each of these issuances of Common Stock was without a registration under the Securities Act in reliance upon the exemptions provided by Section 4(2) of the Securities Act.

          (ii) Simultaneous with the completion of the Offerings, the Company issued 6,233,875 shares of its Common Stock and 20,000 shares of its Series A 11% Cumulative Convertible Preferred Stock, in connection with the acquisitions to the prior owners and employees of the Founding Builders. This transaction was effected without registration of such stock under the Securities Act in reliance upon the exemption provided by Section 4(2) of the Securities Act.

          (iii) In connection with the acquisition of Brookstone Homes on December 31, 1996, the Company issued 60,000 shares of its common stock to the previous sole shareholder of Brookstone. This transaction was effected without registration of such stock under the Securities Act in reliance upon the exemption provided by Section 4(2) of the Securities Act.

     In relying on the exemption provided by Section 4(2) of the Securities Act in connection with the private placements described above, the Company relied upon written representations of the persons acquiring the Company's shares, that they were acquiring the shares for investment purposes and that they had received adequate opportunity to obtain information, and had reviewed such information regarding the Company. Certificates representing the shares issued to these persons contained a legend restricting transfer thereof absent registration under the Securities Act or the availability of an exemption therefrom.

Item 6. SELECTED FINANCIAL DATA

         The selected combined financial data provided should be read in conjunction with the Combined Predecessor Companies Financial Statements, the individual Founding Builders Financial Statements, The Fortress Group, Inc. Consolidated Financial Statements and the Pro Forma Combined Financial Statements, the related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         The Fortress Group, Inc. and Combined Predecessor Companies(1) (dollars in thousands, except per share amounts and operating data)

                                                                                               Year Ended December  31, 1996
                                                                                       ---------------------------------------------
                                         Year Ended December 31,               The
                              -------------------------------------------    Fortress
                                     Combined Predecessor Companies         Group, Inc.                                     The
                                                                               1995     Combined   The Fortress           Fortress
                                                                            ---------- Predecessor Group, Inc.           Group, Inc.
                                                                            Pro Forma   Companies    May 21-              Pro Forma
                                                                                as      January 1-  December                 as
                                1992         1993        1994       1995    Adjusted(2)   May 20       31      Total     Adjusted(2)
                              --------   -----------   --------   --------  -----------   -------   --------  --------   -----------
Statement of Operations
  Data:
  Revenue ................... $ 82,543   $   148,269   $174,715   $199,029  $ 199,029     $66,119   $210,354  $276,473   $   289,571
  Gross
    profit ..................   11,060        22,124     28,431     31,595     34,895       9,694     32,967    42,661       47,361
  Operating
    income ..................    2,232         4,169      5,411      6,750     10,248       1,113     12,787    13,900       16,887

  Income before provision/
    benefit for income
    taxes....................    2,678         4,898      4,828      6,076     10,303       1,274     13,221    14,495        17,616

    Net income (3) .......... $  2,349   $     3,973   $  4,745   $  6,055  $   6,388     $ 1,274   $  8,208  $  9,482   $    10,916
                              ========   ===========   ========   ========  =========     =======   ========  ========   ===========
  Net income per share (4)...                                               $     .68                                    $      1.00
                                                                            =========                                    ===========
Weighted average shares
outstanding .................                                               9,413,181                                     10,819,988

                                                                                         December 31,
                                                         --------------------------------------------------------------------------
                                                                      Combined Predecessor Companies                    The Fortress
                                                         ----------------------------------------------------------      Group, Inc.
                                                           1992             1993            1994             1995           1996
                                                         --------         -------         --------         --------       --------
Balance Sheet Data:
  Cash .........................................         $  2,803         $ 2,904         $  4,866         $  2,710       $ 16,212
  Inventory ....................................           42,212          65,507          101,214          109,016        144,106
  Total assets .................................           46,495          72,855          111,403          121,666        193,733
  13.75% Senior Notes due 2003 .................                                                                           100,000
  Notes and mortgages payable ..................           43,120          52,912           83,161           87,604         40,136
  Minority interests ...........................              633             806            1,346            1,295            274
  Stockholders' equity .........................            5,640           4,374            6,018            9,836         31,986

                                                                 Year Ended December 31,
                                           ----------------------------------------------------------------
                                                                                                   The
                                                                                                Fortress
                                                                                               Group, Inc.
                                                                                                Pro Forma
                                                                                                    as
                                                   Combined Predecessor Companies               Adjusted
                                              -----------------------------------------------  -----------
                                                1992         1993         1994        1995         1996
                                                ----         ----         ----        ----         ----
Operating Data:
Units:
  New contracts, net of cancellations......         660          870        1,015       1,100       1,502
  Closings.................................         541          838          966         998       1,525
  Backlog(5)...............................         276          308          357         459         512
Aggregate sales value of backlog (in
  thousands)(5)............................   $  61,378    $  57,914    $  78,760   $  97,242    $ 95,992
Average sales price per home closed........   $ 152,600    $ 171,300    $ 176,400   $ 190,700    $182,800

(1) As a result of the substantial continuing interests in the Company of the former stockholders of the Founding Builders and Fortress (the "Combined Predecessor Companies"), the historical financial information of the Combined Predecessor Companies has been combined on a historical cost basis for all periods presented prior to the Acquisitions as if these companies had always been members of the same operating group. However, during the periods presented prior to the Acquisitions, the Founding Builders were not under common control or management. Additionally, all of the Founding Builders were S corporations through December 31, 1995 with the exception of Buffington which converted to an S corporation effective January 1, 1994. As S corporations, the Founding Builders were not subject to federal income tax. Accordingly, the data presented should not be viewed as comparable to or indicative of the post-combination results to be achieved by the Company. Subsequent to the Acquisitions, the information presented is on a consolidated basis of The Fortress Group, Inc.

(2) Pro Forma As Adjusted data reflect adjustments including: (i) compensation differentials to former owners and employees of the Founding Builders of $1,857,000 and $0 for 1995 and 1996, respectively; (ii) incremental selling, general and administrative expenses associated with Fortress corporate activities of $1,659,000 for 1995 and $644,000 for 1996; (iii) incremental income taxes of $4,355,000 for 1995 and $472,000 for 1996, which would have resulted if the entities had been combined and subject to the effective federal and state statutory income tax rates; (iv) reductions of interest expense of $3,465,000 for 1995 and $2,053,000 for 1996 resulting from the refinancing of the Company's average debt outstanding of $88.0 million for 1995 and $113.9 million for 1996 (v) reductions in minority interest expense of $609,000 for 1995 and $98,000 for 1996 resulting from the repurchase of a minority interest at the Acquistions;
     (vi) adjustments to reflect the results of operations of Landmark Homes, Inc. for 1995 and for the eight months ended August 31, 1996, as well as the amortization of goodwill for each of those periods; (vii) adjustments to remove the results of operations of the Company's Genesee Custom Home Division due to the sale of the division effective July 1, 1996; (viii) adjustments to reduce net income to determine earnings per share of $110,000 for 1995 and $110,000 for 1996 to reflect the 11% cumulative preferred dividend based on the net liquidation value of the 11% cumulative preferred, convertible preferred stock issued at $100 per share ($.01) par value. The net liquidation value of $1 million reflects the Company's approval effective July 1, 1996 to redeem 10,000 shares of the originally issued and authorized 20,000 shares in connection with the sale of Genesee's Custom Home Division.

(3) Each of the Founding Builders with the exception of Buffington was an S corporation or partnership through May 20, 1996 and, accordingly, was not subject to federal income taxes. Buffington converted from a C corporation to an S corporation effective January 1, 1994. Except for the "Pro Forma" columns, net income does not give effect to the conversion from S corporation to C corporation status and the resulting imposition of federal income tax.

(4) The Pro Forma As Adjusted weighted average shares outstanding of 9,413,181 for 1995 consist of: (i) 2,230,500 shares issued by Fortress prior to the Offering; (ii) 6,233,875 shares issued to the stockholders of the Founding Builders in connection with the Acquisitions; (iii) 779,708 shares being sold in the Common Stock Offering to pay the cash portion of the consideration for the Founding Builders; and (iv) 169,098 shares being sold to acquire the Company's minority interest. The 10,819,988 weighted average shares outstanding for 1996 consist of the 9,413,181 shares described above plus; (i) 1,256,807 weighted average additional shares issued to the public in the Offering and (ii) 150,000 weighted average shares issued from the Company's exercise of the overallotment.

(5)  At end of period and represents homes sold but not closed.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS


         The Fortress Group, Inc. ("Fortress" or the "Company") was formed in June 1995 and completed its initial public equity and senior note offerings (collectively, the "Offerings") on May 16, 1996. Simultaneously with the closing of the Offerings, on May 21, 1996, the Company acquired, in a series of transactions, four homebuilding companies (collectively the "Founding Builders" or "Combined Predecessor Companies"), which had operations in seven separate markets. During the period prior to May 16, 1996, the Combined Predecessor Companies were not under common control or management. The Offerings provided the capital required to acquire the Founding Builders.

         The Company was founded on the belief that homebuilding is localized and is most successful when managed by experienced local managers who have developed in depth market knowledge and strong local relationships.

         Consistent with the Company's stated strategy of growing through acquisitions, on August 31, 1996, the Company acquired substantially all of the assets of Landmark Homes, Inc. ("Landmark"), which has operations in Wilmington, North Carolina and Myrtle Beach, South Carolina. On December 31, 1996, the Company acquired substantially all of the assets of Brookstone Homes, Inc. ("Brookstone"), which has operations in the Milwaukee - Madison, Wisconsin corridor. On February 28, 1997, the Company acquired substantially all of the assets of D.W. Hutson Construction Company ("Hutson"), which is one of the largest homebuilders in Jacksonville, Florida. The Pro Forma results of operations include the operations of Landmark as if the acquisition occurred on January 1, 1996 and the actual results of operations include the operations of Landmark since August 31, 1996. Neither the pro forma nor the actual results of operations include the operations of Brookstone or Hutson in any of the periods presented.

         As a result of the substantial continuing interests in the Company of the former stockholders of the Founding Builders and Fortress, the acquisitions have been accounted for on a historical cost basis as of the date of the mergers. Accordingly, no goodwill has been recorded in combining these businesses. During 1996, goodwill of $3,724,000 has been recorded in connection with the acquisition of Landmark.

         The pro forma consolidated financial statements include the historical results of operations of the Combined Predecessor Companies from January 1, 1995 through May 20, 1996, the historical results of operations of Fortress for the period May 21, 1996 through December 31, 1996 and pro forma adjustments in 1995 and 1996 for the following items associated with the acquisitions and the
Offering: (i) reduction in the Company's interest costs due to the refinancing of existing indebtedness with proceeds from the Offerings; (ii) compensation differentials to former owners and employees of the Combined Predecessor Companies; (iii) incremental selling, general and administrative expenses associated with Fortress' corporate activities; (iv) income taxes as if the entities were combined and subject to the effective federal and state statutory rates throughout the periods discussed; (v) reduction of net income due to a cumulative preferred dividend in order to calculate net income per share; and
(vi) pro forma adjustments in 1996 as if the acquisition of Landmark and the sale of an operating division had occurred on January 1, 1996.

         The Company's revenues are derived primarily from the sale of residential homes. Revenue is recognized when construction of a home is complete and title transfers from the Company to the buyer. Cost of sales includes all direct and indirect construction costs such as construction supervision, land costs, including the purchase price of land and land development costs, interest expense on related land acquisitions, land development and construction loans, real estate taxes, and an accrual for anticipated warranty and service costs. All of these costs incurred prior to title transfer are capitalized into inventory and relieved from inventory at the time of title transfer and revenue recognition. Sales and marketing costs, such as advertising and promotion expenses, as well as general and administrative costs, are recognized as expenses when incurred.

Acquisition of Landmark Homes, Inc.

         On August 31, 1996, the Company consummated the acquisition of substantially all of the assets of Landmark. Landmark is the largest production homebuilder in the Wilmington, North Carolina market and also has operations in Myrtle Beach, South Carolina. The pro forma results of operations and the following discussion reflect the adjustments assuming that Landmark was owned by the Company for all 1996 periods presented.

Acquisition of Brookstone Homes, Inc.

         On December 31, 1996, the Company consummated the acquisition of substantially all of the assets of Brookstone. Brookstone operates in the Milwaukee - Madison, Wisconsin area and has developed strong internal systems of control, which allows it to offer its customers the opportunity to customize their homes in the entry level and first and second time move-up market segments. The addition of Brookstone has increased the Company's diversification to ten markets, nationally. The pro forma results of operations and following discussion do not reflect the operating activity of Brookstone in the periods presented.

Acquisition of D.W. Hutson Construction Company

         On February 28, 1997, the Company consummated the acquisition of substantially all of the assets of Hutson. Hutson is one of the largest homebuilders in the Jacksonville, Florida market and is engaged in the construction and sale of homes targeted for the entry level and first-time move-up markets. The pro forma results of operations and following discussion do not reflect the operating activity of Hutson in the periods presented.

Results Of Operations

Overview

         The Company's 1996 performance, on a pro forma basis, reflected significant growth in new orders, closings, revenue, net income and earnings per share over 1995. In 1996, on a pro forma basis, the Company sold 1,502 homes, a 37% increase over the 1,100 homes sold in 1995. The Company delivered 1,525 homes in 1996, a 53% increase over the 998 homes delivered in 1995. The increase in the number of homes delivered in 1996 is the result of the strong order activity experienced by the Company during the first six months of 1996. The Company's pro forma revenue grew by 46% in 1996 to nearly $290 million compared to $199 million in 1995. The increase in revenue is the result of the greater number of homes delivered in 1996 over 1995. In 1996, the Company delivered 527 more homes than it delivered in 1995. The average sales price of a home delivered in 1996 fell by 4.1% to $182,800 from $190,700 in 1995. Pro forma net income grew to $10.9 million, a 70% increase over 1995's pro forma net income of $6.4 million. On a per share basis, pro forma net income increased to $1.00 on
10.8 million shares outstanding compared to pro forma net income of $0.68 on 9.4 million shares outstanding in 1995, a 47% increase. Pro forma EBITDA (earnings before interest, taxes, depreciation and amortization) increased by 51% to $30.5 million in 1996 compared to $20.2 million in 1995.

         The Company's philosophy of seeking to minimize investment risk in long-term or speculative assets resulted in a 25% reduction in the number of speculative homes owned as of December 31, 1996 compared to the end of the third quarter, excluding speculative homes owned by Brookstone as of year end. The Company reduced its speculative inventory in response to management's concern with over-building by many of its competitors in a number of the Company's markets. In addition, the Company continues to seek to minimize its investment in land. As of December 31, 1996, the Company owned 1,351 lots, approximately a nine month supply, which is better the Company's stated goal of owning no more than a two year supply of lots.

Pro Forma for the Year Ended December 31, 1996 Compared to Pro Forma for the Year Ended December 31, 1995

         The Company's 1996 pro forma total revenues increased by $90.6 million to $289.6 million compared to the 1995 pro forma revenues of $199.0 million. The increase in revenue is the result of the greater number of homes delivered in 1996 over 1995. On a pro forma basis, the Company delivered 527 more houses than it delivered in 1995. The average sales price of a home delivered in 1996 fell to $182,800 from $190,700 in 1995. The decrease in average sales price reflects the growth in Buffington Homes ("Buffington") operations, which targets the entry level and first time move-up markets and the acquisition of Landmark Homes, which predominately targets the same markets. In addition, The Genesee Company ("Genesee") and Christopher Homes ("Christopher") introduced more affordable product lines in 1996 which contributed to the Company's lower average sales price during the year compared to 1995. Pro Forma land sales increased by $2.2 million in 1996 to $10.3 million compared to the Combined Predecessor Companies total land sales of $8.1 million in 1995. As a percentage of pro forma total revenue, land sales accounted for 3.6% of revenue in 1996 compared to 4.1% in 1995.

         The Company's pro forma total gross profit increased by $12.5 million to $47.4 million in 1996 compared to $34.9 million in 1995 resulting from the 46% increase in pro forma revenue in 1996 over 1995 partially offset by lower margins. As a percentage of revenue, gross profit was 16.4% in 1996 compared to 17.5% in 1995. This decline was due to the Company's decision to liquidate a significant portion of its speculative housing inventory during the fourth quarter of 1996, accepting lower margins in order to do so, and increased competitive pressures in the Raleigh-Durham, North Carolina market.

         The Company's pro forma total operating expenses increased by $5.9 million to $30.5 million compared to $24.6 million in 1995. The Company incurred an additional $3.1 million in selling expenses in 1996 compared to 1995, due to the larger number of communities in which the Company was actively selling homes in 1996 compared to 1995. Pro Forma general and administrative expenses increased by $2.8 million due to the significant overall growth of the operating companies in 1996 compared to 1995 and an increase in expenses due to the creation of the Company. Even so, as a percentage of revenue, Pro Forma operating expenses were significantly reduced to 10.5% of pro forma revenue in 1996 compared to 12.4% of pro forma revenue in 1995. This decline is due to the 46% increase in pro forma revenue in 1996 over 1995 resulting in additional operating efficiencies due to the mostly fixed nature of operating expenses.

         The Company's pro forma total pre-tax income increased by $7.3 million to $17.6 million compared to 1995 pro forma pre-tax income of $10.3 million, an increase of 71%. Pro forma net income increased $4.5 million, or 70%, to $10.9 million compared to $6.4 million in 1995.

Historical 1996 Compared To Historical 1995

         The following analysis is a comparison of the Company's historical results, which includes the historical results of the consolidated Company from the date of the completion of the Offerings, May 21, 1996, and the historical results of the Combined Predecessor Companies for the period January 1, 1996 through May 20, 1996, to the historical results of the Combined Predecessor Companies for 1995.

         The Company's total 1996 revenues increased by $77.4 million to $276.5 million compared to the 1995 revenues of $199.0 million. The increase in revenue is the result of the greater number of homes delivered in 1996 over 1995. In 1996, the Company delivered 405 more homes than it delivered in 1995. The average sales price of a home delivered in 1996 fell to $189,500 from $190,700 in 1995. The decrease in average sales price reflects the strong growth in Buffington's operations, which targets the entry level and first time move-up markets and the acquisition of Landmark Homes, which predominately builds for the same target markets. In addition, Genesee and Christopher introduced more affordable product lines in 1996 which contributed to the Company's lower average sales price during the year compared to 1995. Land sales increased by $2.2 million in 1996 to $10.3 million compared to the Combined Predecessor Companies total land sales of $8.1 million in 1995. As a percentage of total revenue, land sales accounted for 3.7% of revenue in 1996 compared to 4.1% in 1995.

         The Company's total gross profit increased by $11.1 million to $42.7 million in 1996 compared to $31.6 million in 1995 resulting from the 39% increase in revenue in 1996 over 1995 partially offset by lower margins. As a percentage of revenue, the Company's gross profit was 15.4% in 1996 compared to 15.9% in 1995. This decline was due to the Company's decision to liquidate a significant portion of its speculative housing inventory during the fourth quarter of 1996, accepting lower margins in order to do so, and increased competitive pressures in the Raleigh-Durham, North Carolina market.

         The Company's total operating expenses increased by $3.9 million to $28.8 million compared to $24.8 million in 1995. The Company incurred an additional $3.1 million in selling expenses in 1996 compared to 1995, due to the larger number of communities in which the Company was actively selling homes in 1996 compared to 1995. General and administrative expenses increased by $0.9 million due to the growth of the operating companies in 1996 compared to 1995 and an increase in expenses due to the creation of the Company. Even so, as a percentage of revenue, operating expenses were significantly reduced to 10.4% of revenue in 1996 compared to 12.5% of revenue in 1995. This decline is due to the 39% increase in revenue in 1996 over 1995 resulting in additional operating efficiencies due to the mostly fixed nature of operating expenses.

         The Company's total pre-tax income increased by $8.4 million to $14.5 million compared to 1995 pre-tax income of $6.1 million, an increase of 139%. Provision for income taxes increased to $5.0 million from $0 in 1995. This increase reflects the Company's C Corporation status in 1996 compared to the Combined Predecessor Companies status as S Corporations. Net income increased $3.4 million to $9.5 million compared to $6.1 million in 1995.

Historical 1995 Compared To Historical 1994

         Revenue increased 13.9% to $199.0 million in 1995 from $174.7 million in 1994. The number of homes closed by the Combined Predecessor Companies increased by 3.3% to 998 units in 1995 from 966 units in 1994. The large increases were the result of earlier investments in new communities which produced closings in 1995. The Company's 1995 increase in revenues was also due in part to a 8.2% increase in the average selling price of homes closed to $190,700 in 1995 from $176,400 in 1994. The increase was primarily to changes in the product mix of homes closed within the Combined Predecessor Companies.

         Cost of sales increased by 14.5%, to $167.4 million in 1995 from $146.3 million in 1994. As a percentage of revenue, cost of sales increased by 0.4%, to 84.1% in 1995 from 83.7% in 1994. The increase was due primarily to an increase in cost of sales, as a percentage of revenue at Genesee. This increase was the result of a decision, during the first half of 1995, to discount home sale prices in response to the prevailing higher mortgage interest rates during this period.

         Selling, general and administrative expenses increased 7.9% to $24.8 million in 1995 from $23.0 million in 1994. As a percentage of revenue, however, SG&A expenses in 1995 were 12.5% compared to 13.2% in 1994. The decrease in SG&A as a percentage of revenue was due to increased efficiencies as revenue grew between 1994 and 1995. The increase in SG&A expenses was due to the increase in sales and construction activity required to sustain the higher levels of revenues in 1995 as well as the increase in land acquisitions, market analysis and marketing activity needed to add new communities in 1995 for which sales and closings are expected in 1996 and beyond. The Combined Predecessor Companies opened 18 new communities in 1995.

         Other non-operating expenses (income) increased 15.6% to $674,000 in 1995 from $583,000 in 1994. The increase of $91,000 was due to a decrease in other income at Christopher due to a decrease in management fee income between 1994 and 1995 of $240,000. This decrease in other income was partially offset by a decrease in minority interest expense at Sunstar between 1994 and 1995.

Capital Resources and Liquidity

         The Company funds its residential development activities, including land purchases and housing construction, through cash flows generated from operations, public debt and equity markets and secured borrowings.

         In May 1996 the Company completed the Offerings, the total net proceeds of which were used to pay the cash portion of the purchase price to the Founding Builders in the amount of approximately $6.0 million, to refinance the indebtedness of the Founding Builders in the amount of $89.6 million, and to pay down $1.3 million of minority interests. The balance of $22.3 million was invested in low risk securities for the Company's future operating and liquidity needs.

         Since the Offerings, operating activities in 1996 used $6.1 million. The majority of the use of funds included an increase in receivables of $7.6 million reflecting the proceeds of home sale closings on December 31, 1996 which were not received until early January 1997. The other significant use of cash during this period was for the reduction in the operating subsidiaries accounts payable. The Company, through its subsidiaries, has been able to renegotiate many supplier and subcontractor contracts based on quicker payment of outstanding invoices. The majority of the Company's investing activities during the period related to the acquisition of Landmark and Brookstone. The Company's financing activities generated cash of $27.0 million. The Company generated $21.8 million from its equity offering, $172.5 million from borrowings under notes and mortgages payable and used $152.8 million for the repayment of notes and mortgages payable. Cash and cash equivalents at December 31, 1996 were $16.2 million.

         As of the Offering date, the Company had existing credit facilities through the Founding Builders which had outstanding borrowings, prior to any repayment, of approximately $112 million. The Company has or is in the process of re-negotiating the terms of these existing credit facilities to provide more flexible terms and improved pricing. As of December 31, 1996, the Company, through its subsidiaries, had entered into new credit facilities with a total commitment of $34 million. Through February 28, 1997 the Company had entered into additional new credit facilities with total commitments of $41 million. The Company anticipates entering into additional credit facilities prior to the end of the second quarter of 1997 with total commitments of $51 million. Therefore, the Company currently has in place commitments in the amount of $75 million, and anticipates having $126 million of credit facility commitments in place prior to the end of the second quarter of 1997.

         The Company, through its subsidiaries, had drawn $6.8 million and $23.6 million against these credit facilities as of December 31, 1996 and February 28, 1997, respectively

         The Company plans to continue its utilization of land options as a method of controlling and subsequently acquiring land. The Company expects to exercise, subject to market conditions substantially all of its options contracts. As of December 31, 1996, the Company has 4,262 lots under option.

         The Company will continue to pursue its strategy of increasing its operations through strategic acquisitions. Such acquisitions may be funded through a combination of cash, stock (common and preferred) and notes issued by the Company, and any cash portion may be financed by cash on hand, credit facilities (existing or newly negotiated) or capital markets, or any combination thereof.

         The Company believes that funds available through existing and newly negotiated credit facilities, coupled with cash on hand and cash generated through operations will be adequate for its anticipated needs in the foreseeable future. During the first quarter of 1997, the Company utilized $750,000 of cash to capitalize Fortress Mortgage, Inc. and completed the acquisition of Hutson. The Company believes that Fortress Mortgage will enable the Company to capture additional revenues from its order flow through the mortgage banking business.

Seasonality and Variablity of Results

         The Company experiences significant seasonality and quarterly variability in homebuilding activity levels. The annual operating cycle generally reflects greater home sales in the spring and autumn months and slower sales in the winter and summer months. Closings are slowest during the first quarter and activity increases during the second and third quarter with the greatest level of closing activity taking place during the fourth quarter. The Company believes that this seasonality is a reflection of the impact of winter weather on construction activity and the preference of home buyers to close on their new home either prior to the start of a new school year in the fall or prior to the holiday season.

Outlook

         As of February 28, 1997, the Company, including Brookstone and Hutson, had outstanding sales contracts of 867 units in backlog, representing $145.0 million of value. The Company has experienced a significant increase in new order activity in all of its markets during the first two months of 1997 compared to the fourth quarter of 1996. In particular, new order activity in Denver, Colorado and Austin, Texas has been strong during this period.

         The Company's plan for 1997 includes a number of key strategies including (i) full implementation of the Fortress Mortgage business plan, (ii) a company-wide program to reduce direct construction costs as a percentage of revenue, (iii) continued controlled management of speculative inventory including homes and land, (iv) improved return on assets at the subsidiary level through monthly analysis and reevaluation of assets positions, and (v) continued acquisition of well managed and successful homebuilding companies that will be accretive to the Company's earnings.

         While the management of the Company maintains a cautious outlook for 1997, it believes the Company is well positioned for continued growth in 1997. This belief assumes stable or improving market conditions, interest rates, job growth and consumer confidence in its homebuilding markets. The Company believes the anticipated increase in home deliveries, coupled with the continued successful implementation of the Company's key strategies, should result in improved operating income and earnings per share in 1997 compared to 1996.

         Please refer to the Statement on Forward-Looking Information.

Interest Rates and Inflation

         The Company's business performance, can be negatively affected by the impact of inflation and the adverse effect inflation has on interest rates and the overall economic climate nationally and in the Company's markets.

         Inflation affects the Company in a number of ways including increasing the Company's cost of conducting business. Costs including land acquisition and development, materials and subcontractor labor, overhead and interest rates on floating rate credit facilities can all be adversely affected by inflation. In addition, inflation may reduce consumers' ability to purchase a new home, thereby adversely effecting the Company's new order flow. During 1996, inflation has not significantly affected the performance of the Company. Only rising lumber costs and, to a lesser degree, increases in subcontractor costs in a number of the Company's markets due to tight labor markets had an inflationary impact on the Company's performance.

         While inflation has not been a significant factor in 1996, rising inflation in the future would likely have an adverse long-term impact on the Company's business performance.

Statement on Forward-Looking Information

         Certain information included within this report is forward-looking within the meaning of the Private Litigation Reform Act of 1995, including but not limited to, statements concerning growth, acquisitions, anticipated operating results, and financial resources. Such forward-looking information involves important risks and uncertainties that could significantly affect actual results and cause them to differ materially from expectations expressed herein. These risks and uncertainties include the competitive environment in which the Company operates, fluctuations in interest rates, local, regional and national economic conditions, the effect of government regulation, the availability and cost of land, the availability of capital, the availability and cost of labor and materials, changes in home prices and weather conditions.

                                                                    Selected Financial Data

                                              Pro Forma            Pro Forma           For the Period          For the Period
                                            For the Year         For the Year           May 21, 1996            For the Year
                                                Ended               Ended                  Through                 Ended
                                         December 31, 1996     December 31, 1995      December 31, 1996      December 31, 1994
                                       --------------------   ------------------     --------------------     -----------------
Revenue                              $   289,571    00.0%    $  199,029   100.0%    $ 210,354   100.0%      $ 174,715   100.0%
      Cost of sales                      242,210    83.6%       164,134    82.5%      177,387    84.3%        146,284    83.7%
                                         -------    ----        -------    ----       -------    ----         -------    ----
          Gross profit                    47,361    16.4%        34,895    17.5%       32,967    15.7%         28,431    16.3%

Operating Expenses
      Selling                             16,221     5.6%        13,152     6.6%       11,527     5.5%         11,840     6.8%
      General & administrative            14,253     4.9%        11,495     5.8%        8,653     4.1%         11,180     6.4%
                                          ------     ---         ------     ---         -----     ---          ------     ---
                                          30,474    10.5%        24,647    12.4%       20,180     9.6%         23,020    13.2%
                                          ------    ----         ------    ----        ------     ---          ------    ----
      Operating income                    16,887     5.8%        10,248     5.1%       12,787     6.1%          5,411     3.1%
Other Non-operating (Income)
  Expense
      Interest expense                       463     0.2%            --     0.0%          429     0.2%            136     0.1%
      Minority interest                       83     0.0%           136     0.1%           92     0.0%            907     0.5%
      Other, net                          (1,275)   -0.4%          (191)   -0.1%         (955)   -0.5%           (460)   -0.3%
                                          ------     ---           ----     ---          ----     ---          ------     ---
                                            (729)   -0.3%           (55)    0.0%         (434)   -0.2%            583     0.3%
                                            ----     ---            ---     ---          ----     ---            ----     ---
Income Before Provision for
 Income Taxes                             17,616     6.1%        10,303     5.2%       13,221     6.3%          4,828     2.8%
                                          ------     ---         ------     ---        ------     ---          ------     ---
Provision for Income Taxes                 6,700     2.3%         3,915     2.0%        5,013     2.4%             83     0.0%
                                           -----     ---          -----     ---         -----     ---           -----     ---
          Net Income                 $    10,916     3.8%    $    6,388     3.2%    $   8,208     3.9%      $   4,745     2.7%
                                     ===========     ===     ==========     ===     =========     ===       =========     ===
          Outstanding shares          10,819,988              9,413,181
          Earnings per share         $      1.00                $  0.68                   N/A                     N/A
                                     ===========                =======             =========               =========


Item 8.  Financial Statements and Supplementry Data.

The financial statements are listed under Item 14(a)(1) and filed as part of this report on the pages indicated and are incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

         The information required by Part III is omitted from this Annual Report on Form 10-K and is incorporated by reference from the definitive proxy statement with respect to the 1997 Annual Meeting of Stockholders (the "Proxy Statement") which the Company will file with the Securities and Exchange Commission (the "Commission") not later than 120 days after the end of the fiscal year covered by this Report.

Item 10.  Directors and Executive Officers of the Registrant

         (a) Identification of Directors. Information required by this Item will be set forth under the caption "Proposal 1, Election of Directors - Nominees for Election at this Annual Meeting" in the Proxy Statement, which information is incorporated herein by reference.

         (b) Identification of Executive Officers. Information required by this
Item is set forth under the caption "Executive Officers of the Company" under
Part I, Item 1 of this Report, which information is incorporated herein by reference.

Item 11.  Executive Compensation

         Information required by this Item will be set forth under the captions "Executive Compensation" and "Proposal 1, Election of Directors - Directors' Remuneration" in the Proxy Statement, which information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         Information required by this Item will be set forth under the caption "Stock Ownership" in the Proxy Statement, which information is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

         Information required by this Item will be set forth under the caption "Certain Transactions" in the Proxy Statement, which information is incorporated herein by reference.

                                     PART IV

Item 14.  Exhibits, Financial Statements Schedules and Reports on Form 8-K.


 (a)  Financial Statements, Schedules and Exhibits.

         1.       Financial Statements (See Item 8 hereof.)


                                       THE FORTRESS GROUP, INC.

                                     INDEX TO FINANCIAL STATEMENTS

                                                                                                                              Page
                                                                                                                              ----
PRO FORMA COMBINED STATEMENT OF OPERATIONS
     Introduction to Pro Forma Financial Information ..................................................................        F-1
     Pro Forma Combined Statements of Operations for the years ended December 31, 1996  and 1995
        (unaudited) ...................................................................................................        F-3
        Notes to Pro Forma Combined Statements of Operations ..........................................................        F-4

THE FORTRESS GROUP, INC.
     Report of Price Waterhouse LLP, Independent Accountants...........................................................        F-7
     Consolidated Balance Sheets as of December 31, 1996 and 1995 .....................................................        F-8
     Consolidated Statement of Operations for the period May 21, 1996 through
           December 31, 1996 ..........................................................................................        F-9
     Consolidated Statement of Shareholders' Equity for the period ended
           December 31, 1996 ..........................................................................................        F-10
     Consolidated Statement of Cash Flows for the period May 21, 1996 through December 31, 1996 .......................        F-11
     Notes to Consolidated Financial Statements .......................................................................        F-12

COMBINED PREDECESSOR COMPANIES
     Report of Price Waterhouse LLP, Independent Accountants ..........................................................        F-26
     Combined Balance Sheets as of December 31, 1994 and 1995 and May 20, 1996 ........................................        F-27
     Combined Statements of Operations for the years ended December 31, 1994 and 1995 and the
           period January 1, 1996 through May 20, 1996 ................................................................        F-28
     Combined Statements of Shareholders' Equity for the years ended December 31, 1994 and 1995
           and for the period January 1, 1996 through May 20, 1996 ....................................................        F-29
     Combined Statement of Cash Flows for the years ended December 31, 1994 and 1995 and the
           period January 1, 1996 through May 20,1996 .................................................................        F-30
     Notes to Combined Financial Statements ...........................................................................        F-31

BUFFINGTON HOMES, INC.
     Report of Price Waterhouse LLP, Independent Accountants ..........................................................        F-41
     Combined Balance Sheets as of December 31, 1994 and 1995 and May 20, 1996 ........................................        F-42
     Combined Statements of Operations for the years ended December 31, 1994 and 1995 and
         the period of January 1, 1996 through May 20, 1996 ...........................................................        F-43
     Combined Statements of Shareholders' Equity for the years ended December 31, 1994 and
        1995 and the period January 1, 1996 through May 20, 1996 ......................................................        F-44
     Combined Statements of Cash Flows for the years ended December 31, 1994 and 1995 and the period
        January 1, 1996 through May 20, 1996 ..........................................................................        F-45
     Notes to Combined Financial Statements ...........................................................................        F-46

CHRISTOPHER HOMES, INC.
     Report of Price Waterhouse LLP, Independent Accountants ..........................................................        F-52
     Combined Balance Sheets as of December 31, 1994 and 1995 and May 20, 1996 ........................................        F-53
     Combined Statements of Operations for the years ended December 31, 1994 and 1995 and the period
        January 1, 1996 through May 20, 1996 ..........................................................................        F-54
     Combined Statements of Shareholders'(Deficit) Equity for the years ended
        December 31, 1994 and 1995 and the period January 1, 1996 through May 20, 1996 ................................        F-55
     Combined Statements of Cash Flows for the years ended December 31, 1994 and 1995 and the period
        January 1, 1996 through May 20, 1996 ..........................................................................        F-56
     Notes to Combined Financial Statements ...........................................................................        F-57


THE GENESEE COMPANY
     Report of Price Waterhouse LLP, Independent Accountants ...........................................................       F-64
     Report of Hein + Associates LLP, Independent Auditors .............................................................       F-65
     Combined Balance Sheets as of December 31, 1994 and 1995 and May 20, 1996 .........................................       F-66
     Combined Statements of Operations for the years ended December 31, 1994 and 1995 and the period of
           January 1, 1996 through May 20, 1996 ........................................................................       F-67
     Combined Statements of Shareholders' Equity for the years ended December 31, 1994 and
           1995 and the period January 1, 1996 through May 20, 1996 ....................................................       F-68
     Combined Statements of Cash Flows for the years ended December 31, 1994 and 1995 and the period
          January 1, 1996 through May 20, 1996 .........................................................................       F-69
     Notes to Combined Financial Statements ............................................................................       F-70

SOLARIS DEVELOPMENT CORPORATION
     Report of Price Waterhouse LLP, Independent Accountants ...........................................................       F-78
     Reports of Ernst & Young LLP, Independent Auditors ................................................................       F-79
     Consolidated Balance Sheets as of December 31, 1994 and 1995 and May 20, 1996 .....................................       F-81
     Consolidated Statements of Operations for the years ended December 31, 1994 and 1995 and the period
          January 1, 1996 through May 20, 1996 .........................................................................       F-82
     Consolidated Statements of Shareholders' Equity for the years ended December 31, 1994
        and 1995 and the period January 1, 1996 through May 20, 1996 ...................................................       F-83
     Consolidated Statements of Cash Flows for the years ended December 31, 1994 and 1995 and the period
          January 1, 1996 through May 20, 1996 .........................................................................       F-84
     Notes to Consolidated Financial Statements ........................................................................       F-85



         2.       Financial Statement Schedules
                    None.

         3.       Exhibits

                               Number Description


2.1 Agreement and Plan of Reorganization dated as of March 11, 1996 by and among the Company, Buffington Acquisition, Inc., Buffington Holdings, Inc. and the Stockholders named therein ("Buffington Merger Agreement"). (Exhibit 2.1 of the Registration Statement on Form S-1 (File No. 333-2332) effective May 16, 1996, is hereby incorporated by reference)

2.1(a) First Amended to Buffington Merger Agreement, dated May 15, 1996. (Exhibit 2.1(a) of the Registration Statement on Form S-1 (File No. 333-2332) effective May 16, 1996, is hereby incorporated by reference)

2.2 Amended and Restated Agreement and Plan of Reorganization dated as of March 11, 1996 by and among the Company, Christopher Acquisition, Inc., Christopher Homes, Custom Homes Division, Inc. and the Stockholders named therein ("Christopher Merger Agreement"). (Exhibit 2.2 of the Registration Statement on Form S-1 (File No. 333-2332) effective May 16, 1996, is hereby incorporated by reference)

2.2(a) First Amendment to Christopher Merger Agreement, dated May 15, 1996. (Exhibit 2.2(a) of the Registration Statement on Form S-1 (File No. 333-2332) effective May 16, 1996, is hereby incorporated by reference)

2.3 Amended and Restated Agreement and Plan of Reorganization dated as of March 11, 1996 by and among the Company, Genesee Acquisition, Inc., The Genesee Company, The Genesee Company/Castle Pines, Ltd., The Genesee Company of Michigan, Ltd., Genesee Development Company and the Stockholders named therein ("Genesee Merger Agreement"). (Exhibit 2.3 of the Registration Statement on Form S-1 (File No. 333-2332) effective May 16, 1996, is hereby incorporated by reference)

2.3(a) First Amendment to Genesee Merger Agreement, dated May 15, 1996. (Exhibit 2.3(a) of the Registration Statement on Form S-1 (File No. 333-2332) effective May 16, 1996, is hereby incorporated by reference)

2.4 Amended and Restated Agreement and Plan of Reorganization dated as of March 11, 1996 by and among the Company, Sunstar Acquisition, Inc., Solaris Development Corporation and the Stockholders named therein ("Sunstar Merger Agreement"). (Exhibit 2.4 of the Registration Statement on Form S-1 (File No. 333-2332) effective May 16, 1996, is hereby incorporated by reference)

2.4(a) First Amendment to Sunstar Merger Agreement, dated May 15, 1996. (Exhibit 2.4(a) of the Registration Statement on Form S-1 (File No. 333-2332) effective May 16, 1996, is hereby incorporated by reference)

2.5 Asset Purchase Agreement, dated August 31, 1996 by and among The Fortress Group, Inc., Fortress Acquisition, Inc., Landmark Homes, Inc., B. Rex Stephens, and Bobby W. Harrelson. (Exhibit 2.1 of the Current Report on Form 8-K dated September 16, 1996 (File No. 0-28024) is hereby incorporated by reference)

2.6 Asset Purchase Agreement, dated February 28, 1997 by and among The Fortress Group, Inc., Fortress-Florida, Inc., DW Hutson Construction, Inc., and David Hutson. (Exhibit 10.1 of the Current Report on Form 8-K dated March 17, 1997 (File No. 0-28024) is hereby incorporated by reference)

3.1 Amended and Restated Certificate of Incorporation of the Registrant. (Exhibit 3.1 of the Registration Statement on Form S-1 (File No. 333-2332) effective May 16, 1996, is hereby incorporated by reference)

3.2 Amended and Restated Bylaws of the Registrant. (Exhibit 3.2 of the Registration Statement on Form S-1 (File No. 333-2332) effective May 16, 1996, is hereby incorporated by reference)

4.2 Form of Indenture for Senior Notes. (Exhibit 4.2 of the Registration Statement on Form S-1 (File No. 333-2332) effective May 16, 1996, is hereby incorporated by reference) 4.3 Form of Certificate for Senior Notes. (Exhibit 4.3 of the Registration Statement on Form S-1 (File No. 333-2332) effective May 16, 1996, is hereby incorporated by reference)

                  The Company is a party to a number of other instruments
             defining the rights of holders of long-term debt. No such instrument authorizes an amount of securities in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis. On request, the Company agrees to furnish a copy of each such instrument to the Commission.

10.1 Stock Incentive Plan. (Exhibit 10.1 of the Registration Statement on Form S-1 (File No. 333-2332) effective May 16, 1996, is hereby incorporated by reference)

10.3 Incentive Compensation Plan. (Exhibit 10.3 of the Registration Statement on Form S-1 (File No. 333-2332) effective May 16, 1996, is hereby incorporated by reference)

10.4(a) Employment Agreement between Buffington Holdings, Inc. and Thomas Buffington. (Exhibit 10.4(a) of the Registration Statement on Form S-1 (File No. 333-2332) effective May 16, 1996, is hereby incorporated by reference)

10.4(b) Employment Agreement between Buffington Holdings, Inc. and Edward Kirkpatrick. (Exhibit 10.4(b) of the Registration Statement on Form S-1 (File No. 333-2332) effective May 16, 1996, is hereby incorporated by reference)

10.4(c) Employment Agreement between Buffington Holdings, Inc. and James Giddens. (Exhibit 10.4(c) of the Registration Statement on Form S-1 (File No. 333-2332) effective May 16, 1996, is hereby incorporated by reference)

10.4(d) Employment Agreement between Christopher Homes, Custom Home Division, Inc. and J. Christopher Stuhmer. (Exhibit 10.4(d) of the Registration Statement on Form S-1 (File No. 333-2332) effective May 16, 1996, is hereby incorporated by reference)

10.4(e) Employment Agreement between The Genesee Company and Robert Short. (Exhibit 10.4(e) of the Registration Statement on Form S-1 (File No. 333-2332) effective May 16, 1996, is hereby incorporated by reference)

10.4(f)      Employment Agreement between Solaris Development Company and Lanold
             W. Caldwell. (Exhibit 10.4(f) of the Registration Statement on Form S-1 (File No. 333-2332) effective May 16, 1996, is hereby incorporated by reference)

10.4(g) Employment Agreement between Solaris Development Company and Lawrence J. Witek. (Exhibit 10.4(g) of the Registration Statement on Form S-1 (File No. 333-2 332) effective May 16, 1996, is hereby incorporated by reference)

10.4(h) Employment Agreement between The Fortress Group, Inc. and James J. Martell, Jr. (Exhibit 10.4(h) of the Registration Statement on Form S-1 (File No. 333-2332) effective May 16, 1996, is hereby incorporated by reference)

10.4(j) Employment Agreement between The Fortress Group, Inc. and James M. Pirrello. (Exhibit 10.4(j) of the Registration Statement on Form S-1 (File No. 333-2332) effective May 16, 1996, is hereby incorporated by reference)

10.5 Directors Indemnification Agreement between The Fortress Group, Inc. and Thomas B. Buffington, J. Marshall Coleman, Charles F. Smith, Mark L. Fine, Steve D. Rivers, James F. McEneaney, James J. Martell, Jr., J. Christopher Stuhmer, Lawrence J. Witek and Robert Short. (Exhibit 10.5 of the Registration Statement on Form S-1 (File No. 333-2332) effective May 16, 1996, is hereby incorporated by reference)

10.6(a) Promissory Note payable to Thomas Buffington. (Exhibit 10.6(a) of the Registration Statement on Form S-1 (File No. 333-2332) effective May 16, 1996, is hereby incorporated by reference)

10.6(b) Promissory Note payable to Edward Kirkpatrick. (Exhibit 10.6(b) of the Registration Statement on Form S-1 (File No. 333-2332) effective May 16, 1996, is hereby incorporated by reference)

10.6(c) Promissory Note payable to James Giddens. (Exhibit 10.6(c) of the Registration Statement on Form S-1 (File No. 333-2332) effective May 16, 1996, is hereby incorporated by reference)

10.6(d) Promissory Note payable to Lanold Caldwell. (Exhibit 10.6(d) of the Registration Statement on Form S-1 (File No. 333-2332) effective May 16, 1996, is hereby incorporated by reference)

10.6(e) Promissory Note payable to Lawrence Witek. (Exhibit 10.6(e) of the Registration Statement on Form S-1 (File No. 333-2332) effective May 16, 1996, is hereby incorporated by reference)

10.6(f) Promissory Note payable to J. Christopher Stuhmer. (Exhibit 10.6(f) of the Registration Statement on Form S-1 (File No. 333-2332) effective May 16, 1996, is hereby incorporated by reference)

10.6(g) Promissory Note payable to Robert Short. (Exhibit 10.6(g) of the Registration Statement on Form S-1 (File No. 333-2332) effective May 16, 1996, is hereby incorporated by reference)

10.7         Stockholders' Agreement between Charles F. Smith, Jr., James J.
             Martell, Jr., Patricia Donnelly, Michael P. Kahn and Pepi A. Kahn, Co-Trustees of Kahn Grantor Trust of 1993, James F. McEneaney, Jr., James M. Pirrello, Brian McGregor, Brian Buchanan, Thomas B. Buffington, Edward A. Kirkpartrick, James M. Giddens, J. Christopher Stuhmer, Robert Short, Lanold W. Caldwell, and Lawrence
             J. Witek. (Exhibit 10.7 of the Registration Statement on Form S-1 (File No. 333-2332) effective May 16, 1996, is hereby incorporated by reference)

10.8(a) Promissory Notes payable to Charles F. Smith. (Exhibit 10.8(a) of the Registration Statement on Form S-1 (File No. 333-2332) effective May 16, 1996, is hereby incorporated by reference)

10.8(b) Promissory Note payable to Patricia Donnelly. (Exhibit 10.8(b) of the Registration Statement on Form S-1 (File No. 333-2332) effective May 16, 1996, is hereby incorporated by reference)

10.8(c) Promissory Note payable to James J. Martell, Jr. (Exhibit 10.8(c) of the Registration Statement on Form S-1 (File No. 333-2332) effective May 16, 1996, is hereby incorporated by reference)

10.8(d) Promissory Note payable to Brian McGregor. (Exhibit 10.8(d) of the Registration Statement on Form S-1 (File No. 333-2332) effective May 16, 1996, is hereby incorporated by reference)

10.9 Consulting Agreement between The Fortress Group, Inc., and Commonwealth Homes, Inc.

10.10 Lease Agreement between Christopher Homes Custom Home Division, Inc., and Towne Center Limited Partnership

10.11        Lease Agreement between The Genesee Company and Genesee Holdings
             Corporation

10.12 Asset Purchase Agreement, dated July 1, 1996 by and among The Genesee Company and Genesee Custom Homes, Inc. (Exhibit 2.1 of the Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 (File No. 0-28024) is hereby incorporated by reference)

21.1         List of Subsidiaries.
27.1         Financial Data Schedule


(b) Report on Form 8-K. During the last quarter of the fiscal year covered by this report, the Company filed only the following Current Report on Form 8-K:
Form 8-K/A dated November 15, 1996 and filed with the Commission on Novembr 15, 1996 reporting information under Item 7 as an amendment to the Form 8-K dated September 16, 1996 and filed September 16, 1996 reporting information under Item 2.

                                   SIGNATURES

   Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized March 31, 1997.

                THE FORTRESS GROUP, INC.


                By:   _____________________________
                Name: James J. Martell, Jr.
                Title:  President, Chief Executive Officer and Director


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




     Signature                          Capacity In Which Signed                     Date
     ---------                          ------------------------                     ----

James J. Martell                President, Chief Executive Officer and Director
                                (Principal Executive Officer)

Jamie M. Pirrello               Vice President of Finance and Chief Financial
                                Officer Principal Financial Officer and
                                Principal Accounting Officer)

J. Marshall Coleman             Chairman of the Board and Director


J. Christopher Stuhmer          Director


Lawrence J. Witek               Director


Robert Short                    Director


Thomas B. Buffington            Director


Mark L. Fine                    Director


James F. McEneaney, Jr.         Director


Steven D. Rivers                Director


William A. Shutzer              Director


Charles F. Smith                Director


                            THE FORTRESS GROUP, INC.
                   PRO FORMA COMBINED STATEMENT OF OPERATIONS
                                   (UNAUDITED)


Introduction

The Fortress Group, Inc. ("Fortress" or the "Company") was formed in June 1995 and completed its initial public equity and senior note offerings (the "Offerings") in May 1996. Simultaneous with the closing of the Offerings, the Company acquired, in a series of transactions, four home-buildings companies (collectively the "Founding Builders" or "Combined Predecessor Companies") which have operations in seven separate markets (the "Acquisitions"). In August 1996, the Company sold the Custom Home Division of the Predecessor Company, The Genesee Company (the "Sale"), and purchased Landmark Homes, Inc. (the "Purchase").

The unaudited Pro Forma Combined Statement of Operations presents the Company's results of operations as if the Offerings and the Acquisitions had occurred at January 1, 1995 and the Sale and the Purchase had occurred at January 1, 1996.

The unaudited pro forma adjustments are based upon historical information, preliminary estimates and certain assumptions management deems appropriate. The unaudited pro forma adjustments are not necessarily indicative of the results Fortress would have attained had such events occurred at the beginning of the periods presented.

                            THE FORTRESS GROUP, INC.
                   PRO FORMA COMBINED STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1996
           (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNT)

                                         Combined
                                       Predecessor      The Fortress
                                        Companies        Group, Inc.
                                     January 1, 1996 -    May 21, 1996 -                        Pro Forma
                                       May 20, 1996    December 31,1996      Total           Adjustments        Pro Forma
                                      ------------       ------------    ------------       ------------       ------------
Revenue:
    Residential sales                 $     64,984       $    200,721    $    265,705             (4,964)(e)   $    278,803
                                                                                                  18,062 (i)
    Lot sales                                1,036              9,239          10,275                                10,275
    Other revenue                               99                394             493                                   493
                                      ------------       ------------    ------------       ------------       ------------
        Total revenue                       66,119            210,354         276,473             13,098            289,571
Cost of sales                               56,425            177,387         233,812             (1,982)(b)        242,210
                                                                                                  (4,928)(e)
                                                                                                  15,308 (i)
                                      ------------       ------------    ------------       ------------       ------------
Gross profit                                 9,694             32,967          42,661              4,700             47,361
Operating expenses
    Selling expenses                         4,689             11,527          16,216               (163)            16,221
                                                                                                     168 (i)
    General and administrative
      expenses                               3,892              8,653          12,545               (121)(e)         14,253
                                                                                                     644 (a)
                                                                                                   1,185 (i)
                                      ------------       ------------    ------------       ------------       ------------
    Net operating income                     1,113             12,787          13,900              2,987             16,887
Other expense (income)
    Interest                                    63                429             492                (71)(b)            463
                                                                                                      42 (i)
    Minority interests                          89                 92             181                (98)(d)             83
    Other, net                                (313)              (955)         (1,268)                (7)(i)         (1,275)
                                      ------------       ------------    ------------       ------------       ------------
Income before provision for income
    taxes                                    1,274             13,221          14,495              3,121             17,616

Provision for income taxes                                      5,013           5,013              1,215 (f)          6,700
                                                                                                     472 (c)
                                      ------------       ------------    ------------       ------------       ------------
    Net income                        $      1,274       $      8,208    $      9,482       $      1,434       $     10,916
                                      ============       ============    ============       ============       ============

Net income per share                                                                                           $       1.00(h)
                                                                                                               ============
Weighted average shares outstanding                                                                              10,819,988(g)
                                                                                                               ============

                            THE FORTRESS GROUP, INC.
                   PRO FORMA COMBINED STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1995
           (UNAUDITED, DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNT)


                                         Combined
                                       Predecessor         Pro Forma
                                        Companies         Adjustments     Pro Forma
                                      ------------       ------------    ------------
Revenue:
    Residential sales                 $    190,312       $        -       $    190,312

    Lot sales                                8,098                               8,098
    Other revenue                              619                                 619
                                      ------------       ------------     ------------
        Total revenue                      199,029                             199,029
Cost of sales                              167,434             (3,345)(b)      167,434

                                                                   45 (d)
                                      ------------       ------------     ------------
Gross profit                                31,595              3,300           34,895
Operating expenses:
    Selling expenses                        13,152                              13,152

    General and administrative
      expenses                              11,693               (198)(a)       11,495

                                      ------------       ------------     ------------
    Operating income                         6,750              3,498           10,248
Other non-operating (income)expense:
    Interest                                   120               (120)(b)

    Minority interests                         745               (609)(d)          136
    Other, net                                (191)                               (191)
                                      ------------       ------------     ------------
Income before provision for income
    taxes                                    6,076              4,227           10,303

Provision for income taxes                      21              3,894(c)         3,915

                                      ------------       ------------     ------------
    Net income                        $      6,055               $333     $      6,388
                                      ============       ============     ============

Net income per share
                                                                          $        .68
                                                                          ============

Weighted average shares outstanding                                          9,413,181(g)
                                                                          =============

                            THE FORTRESS GROUP, INC.
               NOTES TO PRO FORMA COMBINED STATEMENT OF OPERATIONS


(a) Adjustments to reflect the reduction in compensation to former owners and employees of Buffington totaling $1,857,000 for the year ended December 31, 1995. The pro forma adjustment is equal to the difference between the actual compensation earned by the executives during 1995 and the amounts that these executive would have earned had the new executive compensation arrangements been in effect during 1995. In addition, an adjustment of $1,659,000 and $644,000 for the years ended December 31, 1995 and 1996, respectively, to reflect increased expenses for corporate operating activities related to the newly formed public entity.

(b) Adjustments to reflect the reduction in interest expense resulting from refinancing of the Company's average debt outstanding of approximately $88.0 million and $113.9 million for the years ended December 31, 1995 and 1996, respectively. The remaining portion of the Senior Notes of approximately $12.0 million for the year ended December 31, 1995 is not assumed to be outstanding for the relevant period as the Company had not incurred this level of indebtedness. Accordingly, these pro forma adjustments do not intend to give effect to the interest expense on that portion of the Senior Notes which exceeds the amount that would have been used to refinance existing indebtedness. To the extent the average outstanding debt exceeds the Senior Notes of $95 million (Net Senior Note Proceeds available for refinancing), the Company has refinanced existing mortgage loans allowing such existing indebtedness to remain in place. It is assumed existing loans remain at their respective cost of funds.

     The interest expense adjustments were computed by comparing the actual interest and related fees incurred by the Company with the amount of interest costs related to the amount refinanced by the Senior Notes. In prior years, the individual Predecessor Companies incurred higher cost of capital in the form of stated interest rates and fees. The effective borrowing rate on the Senior Notes is 14.25% which reflects the assumed stated interest rate of 13.75% plus amortization of debt issue costs. In addition, this adjustment considers the effect that a portion of the interest capitalized prior to January 1, 1995, which was incurred at the Company's higher borrowing rates, would have still been in inventory as of December 31, 1995 and 1996. This results from the fact that certain inventory, primarily land under development and finished lots, was acquired prior to January 1, 1995 and remained in inventory through the periods presented in the accompanying pro forma statements. Interest capitalized on this inventory prior to and during 1995 and 1996 remains in the ending balance of capitalized interest presented below since this inventory has not been sold during the periods presented. The resulting interest expense related adjustment for the year ended December 31, 1995 is $3,465,000 applied as a $3,345,000 decrease to cost of sales and a $120,000 decrease to interest expense and for the year ended December 31, 1996 is $2,053,000 applied as a $1,982,000 decrease to cost of sales and a $71,000 decrease to interest expense.

(c) Adjustments to calculate the provision for income taxes on the combined pro forma results at the effective statutory tax rates applicable for each of the Founding Builders as if they had been C corporations for each of the periods presented.

(d) Adjustments to reduce minority interest expense of approximately $609,000 for 1995 and $98,000 for the year ended December 31, 1996, as a result of the Company's buyout in May 1996 of the minority interest holding in one of its consolidated joint venture partnerships. An adjustment of $45,000 for 1995 to increase cost of sales to recognize the amortization of the amount paid in excess of the minority interest liability. This adjustment is based on a per unit amortization amount applied to the units closed in 1995.

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

(g) The weighted average number of common shares outstanding used to calculate pro forma net income per share based on the estimated average number of shares of common stock of the pro forma combined company outstanding during the periods presented is as follows:

                                                   Year ended December 31,
                                                  1995                   1996
                                          -----------------       -----------------
Shares issued by Fortress prior to the
   Offering                                     2,230,500              2,230,500

Shares issued to the stockholders of the
   Founding Builders                            6,233,875              6,233,875

Shares issued in the Offering to cover
   the cash portion of the purchase
    price to be paid in connection with
    the acquisition of the Founding
    Builders                                      779,708                779,708

Shares issued in the Offering to acquire
   the Minority Interest                          169,098                169,098

Weighted average remaining shares
   issued to the public in the
   Offering                                                            1,256,807

Weighted average shares issued from
    the Company's exercise of the
    overallotment                                                        150,000
                                               ----------             ----------
                                                9,413,181             10,819,988
                                               ==========             ==========

(h) An adjustment to reduce net income to determine earnings per share has been recorded in the amount of $110,000 for the year ended December 31, 1996 to reflect the 11% cumulative preferred dividend based on the net liquidation value of the 11% cumulative, convertible preferred stock issued at $100 per share ($.01 par value). The net liquidation value of $1 million reflects the Company's approval effective July 1, 1996 to redeem 10,000 shares of the originally issued and authorized 20,000 shares in connection with the sale of Genesee's Custom Home Division [see note (e)].

(i) Adjustments to include the results of operations for each of the periods presented for Landmark Homes, Inc. which was acquired by the Company on August 31, 1996. The adjustments for the year ended December 31, 1996 exclude the results of operations for the period from September 1, 1996 through December 31, 1996 as these are included in the Company's actual results of operations. Included in the adjustments is amortization of goodwill totalling $157,000 for the period prior to acquisition.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
Shareholders of The Fortress Group, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders' equity and of cash flows present fairly, in all material respects, the financial position of The Fortress Group, Inc. and its subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for the period May 21, 1996 through December 31, 1996 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICE WATERHOUSE LLP

Minneapolis, Minnesota
February 18, 1997

                            THE FORTRESS GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)





                                                                                    December 31,
                                                                                 1996        1995
                                                                              ---------    -------
                                        ASSETS
Cash and cash equivalents                                                     $  16,212    $    25
Accounts receivable                                                              10,700
Due from related parties                                                          5,176
Real estate inventories                                                         144,106
Property and equipment, net                                                       3,543
Prepaid expenses and other assets                                                10,355      2,121
Goodwill, net                                                                     3,641
                                                                              ---------    -------
        Total assets                                                          $ 193,733    $ 2,146
                                                                              =========    =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and construction liabilities                                 $   8,526    $ 1,007
Notes and mortgages payable                                                     140,136
Due to related parties                                                               27      1,139
Accrued expenses                                                                  8,525
Customer deposits                                                                 4,259
                                                                              ---------    -------
        Total liabilities                                                       161,473      2,146
                                                                              ---------    -------
Minority interest                                                                   274
                                                                              ---------    -------
Shareholders' equity
     Preferred stock, $.01 par value, 2 million shares authorized, 10,000 issued and outstanding ($1 million aggregate liquidation preference)
     Common stock, $.01 par value, 50 million and 25 million authorized,
        11,762,675 and 2,230,500 issued and outstanding                             118         22
     Additional paid-in capital                                                  23,808        (22)
     Retained earnings                                                            8,072
     Treasury stock, at cost, 1,700 shares                                          (12)
                                                                              ---------    -------
        Total shareholders' equity                                               31,986
                                                                              ---------    -------
        Total liabilities and shareholders' equity                            $ 193,733    $ 2,146
                                                                              =========    =======


              The accompanying notes are an integral part of these
                              financial statements.

                            THE FORTRESS GROUP, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                 (In thousands)


                                                               For the Period
                                                                May 21, 1996
                                                                  through
                                                             December 31, 1996
                                                             -----------------
Revenue:
     Residential sales                                           $ 200,721
     Lot sales                                                       9,239
     Other revenue                                                     394
                                                                 ---------
        Total revenue                                              210,354
Cost of sales                                                      177,387
                                                                 ---------
Gross profit                                                        32,967
Operating expenses:
     Selling expenses                                               11,527
     General and administrative expenses                             8,653
                                                                 ---------
        Net operating income                                        12,787
Other expense (income):
     Interest                                                          429
     Minority interest                                                  92
     Other, net                                                       (955)
                                                                 ---------
Income before provision for income taxes                            13,221
Provision for income taxes                                           5,013
                                                                 ---------
        Net income                                               $   8,208
                                                                 =========


              The accompanying notes are an integral part of these
                              financial statements.

                            THE FORTRESS GROUP, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                 (In thousands)

                                           Shares                  Amount            Additional                           Total
                                    --------------------    --------------------      Paid-In      Retained  Treasury  Shareholders'
                                    Preferred     Common    Preferred     Common      Capital      Earnings   Stock      Equity
                                    ---------     ------    ---------     ------      -------      --------   -----      ------

Balance at December 31, 1995 and
  May 20, 1996 (See Note 1)                      2,231                      $ 22      $    (22)                              --
   Issuance of preferred stock          20                                                                                   --
   Issuance of common stock, net of
      related cost                               9,534                        96        21,747                              $21,843
   Acquisition of Founding                                                                                                    --
      Builders' equity                                                                   8,927                                8,927
   Distributions to Founding Builders                                                   (6,063)                              (6,063)
   Sale of Genesee Custom Division                                                         258                                  258
   Redemption of preferred stock       (10)                                             (1,000)                              (1,000)
   Preferred stock dividends                                                                         $ (136)                   (136)
   Purchase of treasury stock                      (62)                                                          $(429)        (429)
   Reissuance of  treasury stock                    60                                     (39)                    417          378
   Net income                                                                                         8,208                   8,208
                                        --      ------       --------       ----       -------       ------      -----      -------
Balance at December 31, 1996            10      11,763       $              $118       $23,808       $8,072      $ (12)     $31,986
                                        ==      ======       ========       ====       =======       ======      =====      =======

              The accompanying notes are an integral part of these
                              financial statements.

                                             THE FORTRESS GROUP, INC.
                                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                                  (In thousands)

                                                                                                For the Period
                                                                                                 May 21, 1996
                                                                                                   through
                                                                                               December 31, 1996
                                                                                               -----------------
Cash flows from operating activities
     Net income                                                                                     $   8,208
     Adjustments to reconcile net income to net cash used in
        operating activities
             Depreciation and amortization                                                                741
             Minority interest                                                                             93
             Loss on sale of property and equipment                                                        19
             Changes in operating assets and liabilities, net of effects from purchased companies
                Accounts receivable                                                                    (7,586)
                Due from related parties                                                                 (403)
                Real estate inventories                                                                   829
                Prepaid expenses and other assets                                                      (2,164)
                Accounts payable and accrued construction liabilities                                  (5,205)
                Accrued expenses                                                                        1,539
                Customer deposits                                                                      (2,123)
                                                                                                    ---------
                   Net cash used in operating activities                                               (6,052)
                                                                                                    ---------

Cash flows from investing activities
     Acquisitions, net of cash acquired                                                                (6,049)
     Cash balances of Predecessor Companies at acquisition date                                         3,013
     Sale of Genesee Custom Division                                                                      253
     Purchase of property and equipment                                                                (1,979)
     Proceeds from sale of property and equipment                                                          31
                                                                                                    ---------
                   Net cash used in investing activities                                               (4,731)
                                                                                                    ---------

Cash flows from financing activities
     Net proceeds from issuance of common stock                                                        21,843
     Capital distributions to Predecessor Companies' stockholders                                      (6,063)
     Deferred financing costs                                                                          (2,694)
     Borrowings under notes and mortgages payable                                                     172,461
     Repayment of notes and mortgages payable                                                        (152,824)
     Repayment of related party borrowings                                                             (2,941)
     Distributions to minority interest                                                                (1,274)
     Preferred stock redemption                                                                        (1,000)
     Preferred stock dividend                                                                            (109)
     Purchase of treasury stock                                                                          (429)
                                                                                                    ---------
                   Net cash provided by financing activities                                           26,970
                                                                                                    ---------

Net increase in cash and cash equivalents                                                              16,187
Cash and cash equivalents, beginning of period                                                             25
                                                                                                    ---------
Cash and cash equivalents, end of period                                                            $  16,212
                                                                                                    =========

              The accompanying notes are an integral part of these
                              financial statements.

                            THE FORTRESS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995


NOTE  1 - BUSINESS AND ORGANIZATION

The Fortress Group, Inc. ("Fortress" or the "Company") was formed in June 1995 to create a national homebuilding company for the acquisition and development of land or improved lots and the construction of residential for-sale housing.

Four homebuilding companies were acquired by Fortress simultaneous with the closing of its initial public offering on May 21, 1996 (the Offering) including Buffington Homes, Inc. (Buffington), doing business in Austin and San Antonio, Texas; Christopher Homes and Affiliates (Christopher), doing business in Las Vegas, Nevada; The Genesee Company (Genesee), doing business in Denver and Fort Collins, Colorado, and Tucson, Arizona; and the Solaris Development Corporation (Sunstar), doing business in Raleigh-Durham, North Carolina. The acquired companies as a group are referred to as the Founding Builders or, when combined with Fortress, as the Combined Predecessor Companies. When the Company was founded in June 1995, the Company issued 2,231,000 shares (par value of $0.1 per share) of its founding common stock to its shareholders in exchange for the value of the intangible assets and activities of the stockholders. For financial reporting purposes, these founder shares have been recorded at par with an offsetting reduction to additional paid in capital.

Prior to the Offering, Fortress was a nonoperating entity and principally incurred costs associated with the consummation of the Offering. Simultaneous with the closing of the Offering, Fortress acquired by merger each of the Predecessor Companies. The accompanying consolidated financial statements reflect the results of Fortress and its Predecessor Companies, now referred to as its wholly-owned subsidiaries, from May 21, 1996 through December 31, 1996. As a result of the substantial continuing interests in the Company of the former stockholders of the Predecessor Companies, the acquisitions have been accounted for on a historical cost basis. The assets and liabilities of the Predecessor Companies are reflected at their historical amounts and include joint ventures where the Company controls the management activities and holds a significant economic interest. In connection with the acquisition, Sunstar purchased the minority interest position related to one of its joint ventures for approximately $1.3 million in cash.

In August 1996, the Company sold the Custom Home Division of Genesee (Genesee Custom) and purchased Landmark Homes, Inc., a Wilmington, North Carolina and Myrtle Beach, South Carolina homebuilder. On December 31, 1996, the Company purchased Brookstone Homes, Inc., a Janesville, Madison and Milwaukee, Wisconsin homebuilder.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying consolidated financial statements include the accounts of Fortress and its subsidiaries. All intercompany transactions have been eliminated in consolidation.

Revenue recognition

Residential and lot sales are recognized when all conditions precedent to closing have been fulfilled and title has passed to the buyer. The Company's homes are generally sold in advance of their construction. The Company's standard sales contract generally requires the customer to make an earnest money deposit which is recognized as a liability until the unit closes.

Other revenue is primarily mortgage revenue. Other non-operating income includes interest income, a legal settlement, and outsourced design services provided by a Company subsidiary to parties unrelated to the Company and its customers.

Earnings per share

Historical earnings per share has not been presented because it is not considered meaningful as a result of the acquisitions and the Offering as discussed in Note 1. See Note 3 and the separate pro forma financial statements for pro forma earnings per share information.

Cash and cash equivalents

For purposes of reporting cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Real estate inventories and cost of sales

All real estate inventories which are held for sale are carried at cost which is less than fair value as measured in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Costs incurred which are included in inventory consist of land, land development, direct and certain indirect construction costs, interest and real estate taxes, and direct model construction costs and related improvements.

At the time of revenue recognition, cost of sales is charged with the actual construction costs incurred and any specifically identified estimate to complete, plus an allocation of the total estimated cost of land and land development, interest, real estate taxes and any other capitalizable common costs based on the relative sales value method of accounting.

The Company generally provides a one-year limited warranty of workmanship and materials with each of its homes. Accordingly, a warranty reserve, based on the Company's historical experience, is provided as residential sales are closed; this reserve is reduced by the cost of subsequent work performed.

Interest capitalization

Interest and related debt issuance costs are capitalized to qualifying real estate inventories as incurred, in accordance with Statement of Financial Accounting Standards No. 34, "Capitalization of Interest Cost," and charged to cost of sales as revenue from residential sales is recognized. The interest and related debt issuance costs capitalized are determined by applying a weighted average capitalization rate to the accumulated qualified real estate expenditures. The capitalization rate is based on the Company's outstanding borrowings associated with the acquisition, development and construction of the qualified real estate inventory. The amount of financing costs capitalized does not exceed those costs incurred.

Property and equipment

Property and equipment are carried at cost less accumulated depreciation and are depreciated using the straight line method over the estimated useful lives of the assets which range from two to ten years. Costs incurred for common area model improvements and certain furnishings are amortized on a per unit basis as home sales in the related development are closed. Significant additions and improvements are capitalized, while expenditures for repairs and maintenance are charged to operations as incurred.

Deferred financing costs

Costs associated with the issuance of the Senior Notes are capitalized and being amortized using the straight-line method over the seven-year term of the related notes.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of assets acquired and is being amortized over a 15-year period. Accumulated amortization at December 31, 1996 and amortization expense for the period May 21, 1996 through December 31, 1996 was $82,758. In the event that facts and circumstances indicate that the carrying value of goodwill may be impaired, an evaluation of recoverability would be performed. If an adjustment is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to fair value is required.

Income taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes." The asset and liability approach used in SFAS 109 requires the recognition of deferred tax assets and liabilities for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. In estimating future tax consequences,

SFAS 109 generally considers all expected future events other than enactments of changes in the tax law or rates.

Fair value of financial instruments

The financial instruments of the Company consist of accounts receivable, due to and from related parties, accounts payable and construction liabilities and notes and mortgages payable. The fair value of the Company's Senior Notes at December 31, 1996, which are recorded at their carrying value of $100 million, is approximately $115 million based on quoted market prices. The fair value of the remainder of the financial instruments is equal to the recorded amounts due to the short-term nature of the instruments.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 3 - ACQUISITIONS

During 1996, the Company acquired certain assets and assumed related indebtedness of Landmark Homes, Inc. and Brookstone Homes, Inc. (Acquired Companies) on August 31, 1996 and December 31, 1996, respectively. The purchase price for the assets of the Acquired Companies totaled $6 million in cash and 60 shares of common stock with a stated value of $10 per share. The excess purchase price was allocated first to record assets and liabilities at fair value on the acquisition date; the excess purchase price was recorded as goodwill. Cost of goods sold for the period May 21, 1996 through December 31, 1996 included $210,000 related to the allocation of the purchase price to inventory.

The Acquired Companies are involved in homebuilding and land development. The Company has accounted for these acquisitions under the purchase method. The operations of the Acquired Companies are included in the Company's accompanying consolidated statement of operations since the acquisition date.

The Company's unaudited pro forma summary consolidated results of operations, as if the acquisitions had occurred at January 1, 1995, are presented below. These results include the pro forma results of Combined Predecessor Companies. The pro forma results also include the application of the net proceeds from the Offering to refinance debt outstanding during the period, certain administrative costs of the Fortress corporate organization, the sale of Genesee Custom and the increased provision for income taxes as if the Combined Predecessor Companies, the Acquired Companies were C corporations. In preparing the pro forma information, various assumptions were made, and the Company does not purport this information to be indicative of what would have occurred had the acquisitions been made as of January 1, 1995.

                                               Year Ended December 31,
                                            ---------------------------
                                              1996               1995
                                            --------           --------
                                              (unaudited, in thousands,
                                              except per share amounts)

     Revenue                                $306,974           $228,271
     Net income                             $ 11,759           $  7,709
     Net income per share                   $   1.08           $    .81

NOTE 4 - SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information are as follows (in thousands):

                                                         May 21, 1996 through
                                                          December 31, 1996
                                                          -----------------
     Cash paid for the following:
         Interest                                               $ 11,214
         Income taxes                                           $  4,958

Significant non-cash transactions:

In connection with the acquisitions of the Founding Builders and Brookstone, the Company paid the following non-cash consideration in the form of shares of the Company's common stock (dollar amounts in thousands):

                                               Shares               Amount
                                               ------               ------
Brookstone                                      60,000             $   379
Buffington                                   1,897,897              17,081
Christopher                                  1,691,227              15,221
Genesee                                      1,729,495              15,654
Sunstar                                        915,256               8,237

Additionally, in connection with the acquisition of Genesee, the Company issued 20,000 shares of Series A 11% Cumulative Convertible Preferred Stock.

As part of the sale of the Genesee Custom, the Company received a $4.1 million note receivable from the buyer.

NOTE 5 - REAL ESTATE INVENTORIES

Real estate inventories are summarized as follows (in thousands):

                                                                   December 31,
                                                                       1996
                                                                     --------
     Work-in-progress                                                  83,216
     Model homes                                                       11,280
     Finished lots                                                     34,671
     Land under development                                            13,930
     Unimproved land held for development                               1,009
                                                                     --------
     Total                                                           $144,106
                                                                     ========

Model homes are constructed to assist in the marketing effort of a development. Work-in-progress includes sold homes and speculative homes, which represent non-model, completed or substantially completed homes which are not subject to a sales contract. In addition, model homes and work-in-progress include the allocation of land and development and other allocable costs.

NOTE 6 - INTEREST

Information regarding interest is as follows (in thousands):

                                                            May 21, 1996 through
                                                              December 31, 1996
                                                              -----------------

     During the period:
        Interest incurred                                            $12,930
        Interest capitalized                                         (12,314)
        Interest amortized to cost of sales                            9,704
                                                                     -------

        Total interest expensed in statement of operations           $10,320
                                                                     =======

     At the end of the period:
        Capitalized interest in ending inventory                     $12,159
                                                                     =======


NOTE 7 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

                                                                 December 31,
                                                                    1996
                                                                    ----

     Model home upgrades and furnishings                          $ 1,845
     Equipment and furniture                                        2,564
     Vehicles                                                         468
     Leasehold improvements                                           725
                                                                  -------
                                                                    5,602
     Less: Accumulated depreciation and amortization               (2,059)
                                                                  -------
                                                                  $ 3,543
                                                                  =======

NOTE 8 - NOTES AND MORTGAGES PAYABLE

Notes and mortgages payable consist of the following (in thousands):

                                                                    December 31,
                                                                       1996
                                                                       ----
  13.75% Senior Notes due 2003                                       $ 100,000
  Project specific land, land development and construction loans        38,613
  Other loans                                                            1,523
                                                                     ---------
                                                                     $ 140,136
                                                                     =========

The Company pays interest on the Senior Notes in arrears on May 15 and November 15 of each year at the rate of 13.75% per annum. The Senior Notes may not be redeemed, at any time prior to maturity. The Senior Notes are unsecured and rank pari passu with, or senior in right of payment to, all other existing and future unsecured indebtedness of the Company. The Senior Notes, however, are effectively subordinated to secured debt of the Company to the extent of any collateral, as well as to indebtedness of any guaranties by the Company's subsidiaries. The Company is required to maintain a consolidated tangible net worth of at least $15 million.

The loan agreements for project specific land, land development and construction loans are secured by a lien on the applicable residential development project or a specific unit under construction. Repayment of the loans are generally due upon sale of the collateral property. The loans bear interest at annual variable rates ranging from .5% to 2% over prime rate (8.75% to 10.25% at December 31, 1996) or at fixed rates ranging from 9.00% to 9.75%.

Other loans consist primarily of debt financed corporate insurance policies which bear interest at 6.9%.

Principal maturities of the above indebtedness at December 31, 1996 are as follows (in thousands):

Year Ended December 31,
-----------------------
     1997                                                           $ 31,825
     1998                                                              5,925
     1999                                                              2,386
     Thereafter                                                      100,000
                                                                    --------
                                                                    $140,136
                                                                    ========

NOTE 9 - MINORITY INTEREST

The Company's Sunstar subsidiary is a participant in a real estate joint venture in which a party unrelated to the Company owns a minority interest. Joint venture profits are allocated to the Company and the other partners according to their respective ownership.

NOTE 10 - RELATED PARTY TRANSACTIONS

Due from related parties consists of the following (in thousands):

                                                              December 31, 1996
                                                              -----------------
     Note receivable from sale of Genesee Custom                  $3,309
     Accounts receivable from sale of Genesee Custom                 977
     Note receivable from director                                   487
     Other                                                           403
                                                                  ------
                                                                  $5,176
                                                                  ======

In connection with the sale of Genesee Custom to a director of the Company, the Company has a note receivable bearing interest at 12% from the director for approximately $3.3 million at December 31, 1996. The note is due in July of 1997 and is extendable for six months at the borrower's option. The related accounts receivable are non-interest bearing and are due on demand.

The Company also has a note receivable bearing interest at 13.75% from another director for approximately $460,000, net of accrued interest, which is secured by that director's shares in the Company.

Due to related parties at December 31, 1996 consists of preferred dividends of $27,000 payable to a director of the Company.

Other Transactions

A limited liability corporation (LLC) owned by two of the Company's directors and one of the Company's officers has provided consulting services related to the Company's formation and subsequent acquisitions. Total capitalized costs associated with this LLC during the period May 21, 1996 through December 31, 1996 are approximately $219,000.

Immediate family members of certain shareholders of Buffington have an interest in a title insurance company which provides title services to Buffington's home buyers. It has been the business practice to normally pay closing costs and title insurance premiums to this title company on behalf of its customers as an inducement to purchase the Buffington product. Title insurance premiums are state regulated, and the fees charged to Buffington are consistent to those fees paid by unrelated customers. Fees in the approximate amount of $659,500 were paid by Buffington for the period May 21, 1996 through December 31, 1996.

Landmark purchases landscaping and lot improvement services from an affiliated company. Expense related to these services was $198,740 from acquisition through December 31, 1996. Additionally, Landmark purchases developed land from an affiliated company at its estimated fair value. For the period from acquisition through December 31, 1996, Landmark acquired approximately $1,119,600.

NOTE 11 - LEASES

The Company is obligated under various noncancelable operating leases for office facilities and equipment expiring at various times through 2006. Rental expense under these agreements amounted to approximately $757,000 for the period May 21, 1996 through December 31, 1996. Included in this amount is rent paid to affiliated companies, under office and warehouse leases, totalling $290,000 for the same period.

As of December 31, 1996, future minimum lease payments under noncancelable operating lease agreements are as follows (in thousands):


             Year Ended
             December 31,
             ------------
               1997                                          $1,065
               1998                                             790
               1999                                             715
               2000                                             596
               2001                                             404
               Thereafter                                     1,285
                                                             ------
                                                             $4,855
                                                             ======

NOTE 12 - SHAREHOLDERS' EQUITY

Preferred stock

The Company has authorized 2 million shares of $.01 par value preferred stock of which 20,000 shares were issued in 1996 as Series A 11% cumulative convertible non-voting preferred stock. The preferred stock is restricted from converting into common stock for the first two years that the shares are issued and outstanding. The conversion rate of the shares is the lesser of $9.00, the price of the common stock Offering, or 75% of the lowest closing price during the thirty days immediately preceding the date of conversion. The Company has the right to redeem all of the preferred stock prior to conversion at a redemption price equal to the liquidation value plus any accrued but unpaid dividends. Accrued dividends on the 10,000 outstanding shares at December 31, 1996 totaled $27,000.

Common stock

In May 1996, the Company completed an offering of 3,000,000 shares of common stock (300,000 additional shares were issued in June 1996 in the underwriter's overallotment) for total proceeds of approximately $21.8 million. The proceeds were used together with proceeds from the issuance of the Senior Notes (see Note
8) to retire borrowings of the subsidiaries as well as for general corporate purposes.

In November 1996, the Company's Board of Directors approved a stock repurchase plan authorizing the purchase of up to 350,000 shares of the Company's currently outstanding common stock. Such repurchases, if completed, would be effected at various prices from time to time in the open market.

NOTE 13 -EMPLOYEE BENEFIT AND INCENTIVE PLANS

Bonus award plan

The Company has a bonus award plan under which directors, officers, employees and key consultants of the Company may be awarded cash or common stock based upon the satisfaction of specific performance criteria. The plan provides for the grant of up to 575,000 shares of common stock. No awards have been made under the plan as of December 31, 1996.

Profit sharing plan

The Company's profit sharing plan is a defined contribution plan qualified under the Internal Revenue Code. All employees who have completed one year of service with the Company may participate in the plan on the next January 1. A participant's interest in Company contributions vests 20% per year in each of the first five years of employment and is 100% vested thereafter. Contributions to the plan are entirely within the discretion of the Company's Board of Directors and are determined annually. No contributions have been made to the plan as of December 31, 1996.

Stock purchase plan

The Board of Directors of the Company has approved a stock purchase plan under which 500,000 shares of the Company's common stock are reserved for issuance and sale to employees of the Company at 85% of market value. The plan will be effective January 1, 1997, subject to approval of the stockholders.

Stock incentive plan

The Company has a stock incentive plan under which non-employee directors, officers, key employees and consultants of the Company may be granted options to purchase up to 575,000 shares of the Company's common stock. The stock incentive plan also allows for the award of stock appreciation rights, restricted stock and deferred stock. As of December 31, 1996, no stock appreciation rights, restricted stock or deferred stock were granted.

The stock options granted may be either nonqualified or incentive stock options although only employees of the Company may be granted incentive stock options. The option price shall not be less than the fair market value of the Common Stock on the date of grant; options will expire ten years from the grant date. Options granted in 1996 become 50% vested on the first grant date anniversary and 100% vested on the second grant date anniversary.

The Company accounts for its stock option plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, as the option price equals the market price at the date of issuance, no compensation expense is recognized. The Company provides disclosure in accordance with Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation."

The fair value of each stock option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for stock options granted in 1996: expected volatility of 30%, risk-free interest rate of 6.44%, and an expected life of 7.93 years. Expected dividends were estimated at one cent per share in accordance with the Company's dividend policy. The weighted-average fair value of the stock options granted in 1996 was approximately $548,000.

Under the model, the total value of stock options granted in 1996 was approximately $989,000 which would be amortized ratably on a pro forma basis over the two-year vesting period. Had the Company determined the compensation cost for these plans in accordance with SFAS 123, the Company's pro forma net income would have been approximately $8,039,000 for the period May 21, 1996 through December 31, 1996 and the effect on earnings per share would be immaterial.

Option activity is summarized as follows:

                                                                                              Weighted
                                                         Shares                               average
                                                        available            Number           option
                                                       for options          of shares          price
                                                       -----------          ---------          -----
Balance available at May 21, 1996                         575,000
Grants                                                   (351,500)            351,500          $8.94
Exercises
Cancellations                                              34,700             (34,700)          9.00
                                                        ---------            --------          -----
Balance at December 31, 1996                              258,200             316,800          $8.92
                                                        =========            ========          =====

Options exercisable at:
December 31, 1996                                              0
December 31, 1997                                        155,050
December 31, 1998                                        316,800

The following table summarizes information about options outstanding at December 31, 1996:

                              Options Outstanding
                              -------------------
                                     Number                      Remaining
                                 Outstanding at              Contractual Life
      Exercise Price            December 31, 1996               (in years)
      --------------            -----------------               ----------

         $6.00                      200,000                         9.98
         $9.00                      116,800                         9.39
                                    -------
                                    316,800
                                    =======

NOTE 14 - INCOME TAXES

The provision for income taxes consists of the following (in thousands):

                                                                   December 31,
                                                                       1996
                                                                       ----
     Current:
        Federal                                                        $4,840
        State                                                             847
                                                                       ------
                                                                        5,687
     Deferred:
        Federal                                                          (619)
        State                                                             (55)
                                                                       ------
                                                                         (674)
                                                                         ----

     Total                                                             $5,013
                                                                       ======

The provision for income taxes differs from the amount computed by applying the Federal income tax statutory rate as follows:

                                                                   December 31,
                                                                       1996
                                                                       ----

     Income tax computed at statutory rate                             $4,495
     State income taxes, net of federal benefit                           523
     Other, net                                                            (5)
                                                                       ------
     Total                                                             $5,013
                                                                       ======

Deferred tax assets relate principally to warranty reserves and differences in capitalization of inventory.

NOTE 15 - COMMITMENTS AND CONTINGENCIES

The Company is involved in various routine legal proceedings incidental to the conduct of its normal business operations. The Company's management believes that none of these legal proceedings will have a material adverse impact on the financial condition or results of operations of the Company.

NOTE 16 - SUBSEQUENT EVENTS (unaudited)

In January 1997, the Company created a wholly-owned subsidiary, Fortress Mortgage, Inc. for the purpose of providing decentralized mortgage origination and centralized underwriting to the buyers of homes sold by the Company's subsidiary homebuilders. The Company made a capital contribution of $750,000 in exchange for 100 shares of $.01 par value common stock in Fortress Mortgage, Inc. In February 1997, the Company authorized 40,000 and 70,000 shares of $.01 par value, voting, noncumulative convertible Class B and Class C preferred stock. Class B preferred stock has liquidation value of $100 per share.

In February 1997, the Company acquired the assets of D.W. Hutson Construction Company (Hutson), a Jacksonville, Florida homebuilder, for approximately $24.7 million to be paid $9.0 million in cash, $1.2 million in Class B preferred stock and approximately $8.5 million in assumed debt. Additional consideration of $6.0 million in Class C preferred stock is expected to be paid over a period not to exceed six years based upon the future performance of Hutson.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of the
Combined Predecessor Companies


In our opinion, based upon our audits and the reports of other auditors, the accompanying combined balance sheets and the related combined statements of income, shareholders' equity and of cash flows present fairly, in all material respects, the financial position of the Combined Predecessor Companies (the "Company") at May 20, 1996 and December 31, 1995 and 1994, and the results of their operations and their cash flows for the period January 1, 1996 through May 20, 1996 and each of the two years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Companies' management; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the combined financial statements of The Genesee Company as of December 31, 1994 and for the year ended December 31, 1994, the consolidated financial statements of Solaris Development Corporation, as of December 31, 1995 and 1994 and for the two years in the period ended December 31, 1995 and the financial statements of Sunstar Mortgage Limited Liability Company as of December 31, 1995 and the period from March 1, 1995 (inception) to December 31, 1995. The financial statements which we did not audit reflect total assets of $16.4 million and $67.4 million at December 31, 1995 and 1994, respectively, and total revenues of $42.6 million and $78.6 million and $95.8 million for the years ended December 31, 1995 and 1994, respectively. Those statements were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for The Genesee Company, Solaris Development Corporation and Sunstar Mortgage Limited Liability Company are based solely on the reports of the other auditors. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for the opinion expressed above.


PRICE WATERHOUSE LLP

Minneapolis, Minnesota
February 20, 1997

                         COMBINED PREDECESSOR COMPANIES

                                 BALANCE SHEETS
                                 (In thousands)

                                                                                             December 31,
                                                                                      --------------------------
                                                                                        1994               1995         May 20, 1996
                                                                                      --------           --------       ------------
                          ASSETS
Cash and cash equivalents .................................................           $  4,866           $  2,710           $  3,028
Related party and other receivables .......................................                967              2,106              2,797
Real estate inventories ...................................................            101,214            109,016            133,820
Property and equipment, net ...............................................              1,774              2,099              1,713
Deferred transaction costs ................................................               --                2,121              4,282
Prepaid expenses and other assets .........................................              2,582              3,614              4,298
                                                                                      --------           --------           --------
          Total assets ....................................................           $111,403           $121,666           $149,938
                                                                                      ========           ========           ========
           LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued construction
   liabilities ............................................................           $  9,685           $ 10,726           $ 14,645
Notes and mortgages payable ...............................................             83,161             87,604            112,004
Due to related parties ....................................................              2,320              2,495              3,062
Accrued expenses ..........................................................              4,393              4,588              3,585
Customer deposits .........................................................              4,480              5,122              6,332
Commitments and contingencies (Note 11) ...................................
                                                                                      --------           --------           --------
          Total liabilities ...............................................            104,039            110,535            139,628
                                                                                      --------           --------           --------
Minority interests ........................................................              1,346              1,295              1,383
                                                                                      --------           --------           --------
Shareholders' equity:
     Preferred Stock ......................................................
     Common Stock .........................................................                575                599                600
     Additional paid-in capital ...........................................              1,861              2,606              3,070
     Retained earnings ....................................................              3,582              6,631              5,257
                                                                                      --------           --------           --------
          Total shareholders' equity ......................................              6,018              9,836              8,927
                                                                                      --------           --------           --------
          Total liabilities and shareholders' equity ......................           $111,403           $121,666           $149,938
                                                                                      ========           ========           ========


              The accompanying notes are an integral part of these
                              financial statements.

                         COMBINED PREDECESSOR COMPANIES

                            STATEMENTS OF OPERATIONS
                                 (In thousands)

                                                     Year        For the Period
                                                    Ended        January 1, 1996
                                                 December 31,         through
                                           ----------------------     May 20,
                                              1994         1995        1996
                                           ---------    ---------    --------
Revenue:
     Residential sales ................... $ 170,377    $ 190,312    $ 64,984
     Lot sales ...........................     3,869        8,098       1,036
     Other revenue .......................       469          619          99
                                           ---------    ---------    --------
          Total revenue ..................   174,715      199,029      66,119
Cost of sales ............................   146,284      167,434      56,425
                                           ---------    ---------    --------
Gross profit .............................    28,431       31,595       9,694
Operating expenses:
     Selling expenses ....................    11,840       13,152       4,689
     General and administrative
        expenses .........................    11,180       11,693       3,892
                                           ---------    ---------    --------
     Net operating income ................     5,411        6,750       1,113
Other expense (income):
     Interest ............................       136          120          63
     Minority interests ..................       907          745          89
     Other, net ..........................      (460)        (191)       (313)
                                           ---------    ---------    --------
Income before provision for income
   taxes .................................     4,828        6,076       1,274
Provision for income taxes ...............        83           21
                                           ---------    ---------    --------
Net income ............................... $   4,745    $   6,055    $  1,274
                                           =========    =========    ========
Unaudited pro forma net income (Note 13)..                           $    764
                                                                     ========



              The accompanying notes are an integral part of these
                              financial statements.

                         COMBINED PREDECESSOR COMPANIES

                       STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (In thousands)

                                                Additional
                                       Common     Paid-in    Retained
                                        Stock     Capital    Earnings    Total
                                       -------    -------    --------   -------
Balance at December 31, 1993 .......   $   575    $ 1,371    $ 2,297    $ 4,243
     Capital contributions .........        --        490         --        490
     Distributions to shareholders .        --         --     (3,074)    (3,074)
     Redemption of common stock ....        --         --       (386)      (386)
     Net income ....................        --         --      4,745      4,745
                                       -------    -------    -------    -------
Balance at December 31, 1994 .......       575      1,861      3,582      6,018
     Capital contributions .........        24        767        357      1,148
     Distributions to shareholders .        --        (22)    (3,363)    (3,385)
     Net income ....................        --         --      6,055      6,055
                                       -------    -------    -------    -------
Balance at December 31, 1995 .......       599      2,606      6,631      9,836
     Capital contributions .........         1        464         82        547
     Distributions to shareholders .                          (2,730)    (2,730)
     Net income ....................        --         --      1,274      1,274
                                       -------    -------    -------    -------
Balance at May 20, 1996 ............   $   600    $ 3,070    $ 5,257    $ 8,927
                                       =======    =======    =======    =======

              The accompanying notes are an integral part of these
                              financial statements.

                         COMBINED PREDECESSOR COMPANIES

                            STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                                Year                  For the Period
                                                                                               Ended                    January 1,
                                                                                             December 31,              1996 through
                                                                                       1994               1995         May 20, 1996
                                                                                     ---------          ---------      ------------
Cash flows from operating activities:
     Net income ............................................................         $   4,745          $   6,055         $  1,274
     Adjustments to reconcile net income to net cash
        (used in)  provided by operating activities
          Equity in income from investment partnership .....................                (4)
          Depreciation and amortization ....................................               613                621              277
          Minority interest ................................................               907                745               89
          Changes in operating assets and liabilities:
             Real estate inventories .......................................           (35,308)            (8,155)         (24,803)
             Related party and other receivables ...........................               101             (1,118)            (690)
             Prepaid expenses and other assets .............................              (974)            (1,299)            (256)
             Accounts payable and accrued construction
               liabilities .................................................             4,094                (35)           2,754
             Accrued expenses ..............................................               (94)               919             (578)
             Customer deposits .............................................               893                513              981
                                                                                     ---------          ---------         --------
               Net cash used in operating activities .......................           (25,027)            (1,754)         (20,952)
                                                                                     ---------          ---------         --------

Cash flows from investing activities:
     Purchase of property and equipment ....................................              (849)              (962)            (330)
     Proceeds from sale of property and equipment ..........................                10                 26                8
                                                                                     ---------          ---------         --------
               Net cash used in investing activities .......................              (839)              (936)            (322)
                                                                                     ---------          ---------         --------

Cash flows from financing activities:
     Borrowings under notes and mortgages payable ..........................           101,789            115,740           52,839
     Repayments of notes and mortgages payable .............................           (72,373)          (111,298)         (33,689)
        Borrowings on line of credit .......................................                                                 7,477
        Repayments on line of credit .......................................                                                (2,225)
        Repayment of bonds .................................................                                                  (236)
     Related party borrowings ..............................................             2,090              2,248            1,076
     Repayment of related party borrowings .................................            (1,013)            (2,073)            (510)
     Distributions to minority interest ....................................              (340)              (791)
     Transaction costs .....................................................                               (1,114)            (957)
     Capital contributions .................................................               490              1,123              547
     Capital distributions .................................................            (2,722)            (3,301)          (2,730)
                                                                                     ---------          ---------         --------
               Net cash provided by financing activities ...................            27,921                534           21,592
                                                                                     ---------          ---------         --------

Net increase (decrease) in cash and cash equivalents .......................             2,055             (2,156)             318
Cash and cash equivalents, beginning of period .............................             2,811              4,866            2,710
                                                                                     ---------          ---------         --------


Cash and cash equivalents, end of period ...................................         $   4,866          $   2,710         $  3,028
                                                                                     =========          =========         ========

              The accompanying notes are an integral part of these
                              financial statements.

                         COMBINED PREDECESSOR COMPANIES

                   NOTES TO THE COMBINED FINANCIAL STATEMENTS

NOTE 1 - BUSINESS ORGANIZATION

The Fortress Group, Inc. ("Fortress" or the "Company") was founded in 1995 to create a national homebuilding company to be engaged in the acquisition and development of land or improved lots and the construction of residential for-sale housing.

Fortress has entered into definitive agreements to acquire, simultaneously with the closing of an initial public offering (the Offering), four homebuilding companies, Buffington Homes, Inc. (Buffington), Christopher Homes and Affiliates (Christopher), The Genesee Company (Genesee), and Solaris Development Corporation (Solaris), and one mortgage company, Sunstar Mortgage Limited Liability Company (Sunstar) in exchange for common and preferred stock and cash. The four homebuilders and the mortgage company to be acquired by Fortress combined with the Fortress holding company are referred to herein as the "Predecessor Companies."

The aggregate consideration to be paid by Fortress in these transactions is as follows:

          (a)  An aggregate of $5,995,000 in cash;

          (b)  An aggregate of 6,233,875 shares of common stock of the Company;
               and

          (c) An aggregate of 20,000 shares of Series A 11% Cumulative Convertible Preferred Stock of the Company, see Note 12.

The allocation of the above to each of the Predecessor Companies is as follows:

                                                       Common          Preferred
    Predecessor Company                                Shares           Shares
    -------------------               Cash           Allocation       Allocation
                                    ----------       ----------       ----------
Buffington ..................       $1,129,000        1,897,897               --
Christopher .................          179,000        1,691,227               --
Genesee .....................          811,000        1,729,495           20,000
Solaris/Sunstar .............        3,876,000          915,256               --
                                    ----------       ----------       ----------
                                    $5,995,000        6,233,875           20,000
                                    ==========       ==========       ==========

The consideration to be paid for the Predecessor Companies was determined through arm's length negotiations among the Company and representatives of the Predecessor Companies.

Fortress completed the Offering and the acquisitions on May 20, 1996.

NOTE 2 - BASIS OF PRESENTATION

Simultaneously with the closing of the Offering, Fortress will acquire by merger each of the five operating businesses, Buffington, Christopher, Genesee, Solaris and Sunstar (the Mergers). The accompanying combined financial statements and related notes to the combined financial statements are presented on a combined basis without giving effect to the Mergers or the Offering. The assets and liabilities of the Predecessor Companies are reflected at their historical amounts and include accounts of joint ventures where the Company controls the management activities and holds a significant economic interest. All inter-company transactions have been eliminated.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Estimates by management

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   Revenue recognition

Residential and lot sales are recognized when all conditions precedent to closing have been fulfilled and title has passed to the buyer. The Company generally enters into contracts of sale for its houses in advance of their construction. The Company's standard residential sales contract generally requires the customer to make an earnest money deposit which is recognized as a liability until the sale closes.

   Real estate inventories and cost of sales

All real estate inventories which are held for sale are carried at cost which is less than fair value as measured in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Fair value is measured based on the application of discounting expected future cash flows of each of the Company's real estate developments. Costs incurred which are included in inventory consist of land, land development, direct and certain indirect construction costs, interest and real estate taxes, and direct model construction costs and related improvements.

At the time of revenue recognition, cost of sales is charged with the actual construction costs incurred and any estimate to complete (specific identification), plus an allocation of the total estimated cost of land and land development, interest, real estate taxes and any other capitalizable common costs based on the relative sales value method of accounting.

The Company generally provides a one year limited warranty of workmanship and materials with each of its homes. Accordingly, a warranty reserve, based on the Company's historical experience, is provided as residential sales are closed; this reserve is reduced by the cost of subsequent work performed.

   Interest capitalization

Interest and related debt issuance costs are capitalized to qualifying real estate inventories as incurred, in accordance with SFAS No. 34, "Capitalization of Interest Cost," and charged to cost of sales as revenue from residential sales is recognized. The interest and related debt issuance costs capitalized are determined by applying a weighted average capitalization rate to the accumulated qualified real estate expenditures. The capitalization rate is based on the Company's outstanding borrowings associated with the acquisition, development and construction of the qualified real estate inventory. The amount of financing costs capitalized does not exceed those costs incurred for any year presented in the accompanying combined financial statements.

   Deferred transaction costs

Transaction costs, which consist of costs incurred in conjunction with the Mergers and Offering, have been deferred and will be recorded as a reduction of equity when the Offering is completed.

   Property and equipment

Property and equipment are carried at cost less accumulated depreciation and are depreciated using either straight line or accelerated depreciation methods over the estimated useful lives of the assets which range in years from 5 to 10. Costs incurred for common area model improvements and certain furnishings are amortized on a per unit basis as home sales in the related development are closed. Significant additions and improvements are capitalized, while expenditures for repairs and maintenance are charged to operations, as incurred.

   Income taxes

Each of the Predecessor Companies was either a subchapter S corporation or partnership for income tax purposes for all periods presented and, accordingly, any income tax liabilities are the responsibility of the Predecessor Companies' respective shareholders or partners. The combined financial statements of Christopher are comprised of one subchapter S corporation, one limited partnership and two C corporations. Each of the Predecessor Companies subchapter S corporation or partnership status will terminate on consummation of the Merger, as disclosed in Notes 1 and 2. See Note 13 for information regarding the pro forma income tax disclosure.

For the year ended 1994, no income tax benefit was recorded for the losses related to the C corporations of Christopher because there was no remaining taxable income in the three year carry back period. For 1995 and 1996, no income tax provision was recognized because the taxable income generated by the combined Christopher entities was primarily incurred by the S corporation. The tax provision for the years ended December 31, 1995 and 1994 represent the greater of income or equity component of Texas state franchise taxes.

At December 31, 1994 and 1995 and May 20, 1996, no deferred taxes have been provided for the net operating losses and other temporary differences between the financial reporting basis and the income tax basis because the realization of the net deferred tax asset is unlikely. Net operating loss carry forwards available in 1995 aggregate approximately $325,000. The fiscal tax year ends for Christopher's C corporations are April 30 and June 30, respectively.

   Historical net income per share

Historical net income per share has not been presented as it is not deemed to be a meaningful presentation as a result of the Mergers.

   Cash and cash equivalents

For purposes of reporting cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Supplemental disclosures of cash flow information are as follows (in thousands):

                                             Year Ended              Period
                                            December 31,         January 1, 1996
                                       ---------------------         through
                                        1994           1995       May 20, 1996
                                       ------         ------      ------------
Cash paid for:
     Interest .....................    $6,163         $8,612         $2,826
                                       ------         ------         ------
     Income taxes .................    $  231         $   83         $    6
                                       ======         ======         ------

Supplemental disclosur of non-cash activities are summarized as follows (in thousands):

                                                                                            Year Ended             Period
                                                                                            December 31,      January 1, 1996
                                                                                      ----------------------      through
                                                                                       1994            1995     May 20, 1996
                                                                                      ------          ------    ------------
Net assumption and assignment of Special Improvement District
   Bonds .......................................................................      $  590          $  623        $  (83)
Distribution of property to owners of Predecessor Companies ....................         353              58
Redemption of common stock for notes payable ...................................         386
Other ..........................................................................          45              35
                                                                                      ------          ------        ------
          Total ................................................................      $1,374          $  716        $  (83)
                                                                                      ======          ======        ======

NOTE 4 - REAL ESTATE INVENTORIES

Real estate inventories are summarized as follows (in thousands):

                                                  December 31,
                                            ----------------------       May 20,
                                              1994          1995          1996
                                            --------      --------      --------
Work-in-progress:
     Sold homes ......................      $ 38,177      $ 34,460      $ 53,355
     Speculative homes ...............        17,275        24,208        34,423
                                            --------      --------      --------

                                              55,452        58,668        87,778
                                            --------      --------      --------

Land:
     Finished lots ...................        24,496        28,219        34,029
     Land under development ..........        12,447        12,819           984
     Land and other costs ............           729           456         1,887
                                            --------      --------      --------

                                              37,672        41,494        36,900
                                            --------      --------      --------

Models ...............................         8,090         8,854         9,142
                                            --------      --------      --------

          Total ......................      $101,214      $109,016      $133,820
                                            ========      ========      ========


Models are constructed to assist in the marketing effort of a development and speculative construction represents non-model homes either under construction or substantially completed which are not subject to a sales contract.

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows (in thousands):

                                                  December 31,
                                            ----------------------      May 20,
                                              1994          1995         1996
                                            --------      --------     --------
Model home upgrades and furnishings .....   $ 1,559        $ 1,997      $ 1,435
Equipment and furniture .................       826          1,197        1,363
Vehicles ................................       279            266          250
Leasehold improvements ..................        44             44           36
Other ...................................        67            108
                                            -------        -------      -------
                                              2,775          3,612        3,084
Less: Accumulated depreciation
   and amortization                          (1,001)        (1,513)      (1,371)
                                            -------        -------      -------
                                            $ 1,774        $ 2,099      $ 1,713
                                            =======        =======      =======

NOTE 6 - NOTES AND MORTGAGES PAYABLE

Notes and mortgages payable are summarized as follows (in thousands):

                                                                     December 31,
                                                                 -------------------    May 20,
                                                                   1994       1995       1996
                                                                 --------   --------   --------
Project specific land, land development and construction loans   $ 63,032   $ 66,629   $ 85,775
Demands for deed on sales-leasebacks .........................      2,370        230
Other loans ..................................................      1,272      1,149      3,254
Subordinated investor notes and equity participation loans ...     16,487     19,596     22,975
                                                                 --------   --------   --------
                                                                 $ 83,161   $ 87,604   $112,004
                                                                 ========   ========   ========

The loan agreements for project specific land, land development and construction loans are collateralized by a lien on the applicable residential development project or a specific unit under construction. Repayment of these loans are normally payable upon the closing of the encumbered unit. The method to determine the repayment amount varies depending on the specific loan agreement but is generally based on a specified per unit amount or as a percentage of the sale price of the sold unit. In addition, the loan agreements typically include a limitation on the total amount that can be borrowed or the amount that can be outstanding at any time. These loans bear interest at annual variable rates ranging from .5% to 2.0% over prime (8.75% to 10.25% at May 20, 1996) or a fixed rate of 9.0%. The shareholders of Genesee, Christopher and Sunstar have personally guaranteed the repayment of a significant amount of the outstanding project specific land, land development and construction loans.

Demands for deed on sales-leaseback represent financing arrangements on certain finished model homes which are leased by Christopher for one to two years for marketing purposes. The demand for deed yields approximately 12% annually with a 3% commission paid upon the resale of the model home.

Other loans consist of non-recourse notes payable secured by assets of the Company not related to its normal business operations of homebuilding. These loans bear interest at an annual rate of 2.0% over prime (10.25% at May 20, 1996) or a fixed rate of 6.0%. Repayment of these loans varies based on the terms of the respective loan agreements.

Subordinated investor notes and equity participation loans generally consist of loans from third party investors which were used to facilitate the initial purchase of residential real estate to be held for development for certain Genesee and Christopher projects.

The investor loans outstanding for Christopher are secured by a deed of trust, subordinated to the land acquisition and development loan. These notes are payable in monthly distributions equal to a 15% annualized return and a 10% fee due at the closing of each lot collateralized. The sole shareholder of Christopher has personally guaranteed the repayment of these obligations which at December 31, 1994 and 1995 and at May 20, 1996 was approximately $6.1 million, $9.2 million and $10.6 million, respectively.

Genesee's subordinated seller notes are either unsecured or collateralized by a lien on its real estate inventories and are guaranteed by Genesee's sole stockholder. Genesee's outstanding obligation for these loans at December 31, 1994 and 1995 and May 20, 1996 was approximately $4.3 million, $5.9 million and $7.9 million, respectively. Generally, these loans bear interest at a fixed annual rate of 12%, paid monthly. The unsecured notes entitle the holder to receive an additional 6% interest per annum payable at maturity of the note. These notes generally have maturities of six months, at which time the principal and all unpaid interest are due.

Genesee has entered into a series of equity participation agreements and related notes payable with one private investor. Under these agreements, Genesee has received advances from this equity participant totaling $6.1 million, $4.6 million and $4.5 million as of December 31, 1994 and 1995 and May 20, 1996, respectively, in the form of equity participation notes payable. The proceeds from these notes are used to acquire and develop various predetermined real estate properties and to construct homes in certain developments.

In general, no interest is accrued on the principal balance of these notes, but rather, the note holder is entitled to a portion of the net profits of the development which collateralizes the note. However, at May 20, 1996, Genesee had two equity participation notes payable which require that the private investor receive the greater of some minimal rate of return or a portion of the net profits of the development. At May 20, 1996, Genesee has accrued approximately $289,000 in interest costs, all of which has been capitalized, related to these two notes since the developments which collateralize these notes are in the start-up stages and net profits earned as of May 20, 1996 have been less than the minimum rate of return guaranteed the investor. With respect to the other equity participation agreements, in the event of default, interest would be accrued at the rate of the greater of 3% over prime or 18%, retroactive to the origination date of the note. As of May 20, 1996, there have been no events of a default. Genesee periodically reviews the expected profits and cash flows of developments with equity participation notes payable and would accrue interest on the notes if it determined that an event of default was probable. In general, equity participation notes payable have maturities within two years of origination.

Based upon the equity participation agreements, net profits of the individual developments are distributed, at Genesee's discretion, as follows: first, distributions are to repay the principal balance and interest, if applicable, of the equity participation note payable related to that development; and second, once the principal balance of the equity participation note payable for a development is repaid, net profits are distributed between the equity participant and Genesee.

Maturities of notes and mortgages payable in future periods are as follows (in thousands):


Year Ended
December 31,
------------
1996 ................................................             $ 87,561
1997 ................................................               20,808
1998 ................................................                3,578
1999 ................................................                   56
2000 ................................................                    1
                                                                  --------
                                                                  $112,004
                                                                  ========

The timing of repayments on these notes and mortgages payable may differ from the above schedule due to the actual closing pace of the units sold.

Interest and related debt issuance costs incurred and capitalized aggregated approximately $11.7 million, $16.1 million and $5.2 million for the years ended December 31, 1994 and 1995 and the period January 1, 1996 through to May 20, 1996, respectively.

NOTE 7 - ACCRUED EXPENSES

Included in accrued expenses are Special Improvement District assessments which consist of special assessments issued by the city of Las Vegas to fund the acquisition and construction of certain public improvements specially benefiting property located in the City's Special Improvement District No. 404, the Summerlin area. The city-issued bonds are secured by the unpaid assessments on property within the district and are payable by the property owners. The assessments are due on April 1 and October 1 of each year until October 1, 2009. As property is sold, the balance of the assessment is assigned to, and the liability assumed by, the buyer of the property. For the years ended December 31, 1994 and 1995 and the period from January 1, 1996 through May 20, 1996, management believes that maturities of these obligations prior to buyer assumptions will not be material to these combined financial statements of the Predecessor Companies. The outstanding obligation for these assessments at December 31, 1994 and 1995 and May 20, 1996 is $2.3 million, $1.5 million and $1.3 million, respectively.

NOTE 8 - MINORITY INTERESTS

The minority interests at December 31, 1994 and 1995 and May 20, 1996 include Solaris' Village Lakes and Park Village ventures in which these partners hold a 50% non-controlling ownership interest and 34% ownership interest, respectively. The minority interest expense included in the accompanying combined financial statements includes the minority partners' interest in the profits generated by the real estate ventures based on the respective ownership interest.

NOTE 9 - RELATED PARTY TRANSACTIONS

Immediate family members of certain shareholders of Buffington have an interest in a title insurance company which provides title services to Buffington's home buyers. It has been the business practice to normally pay closing costs and title insurance premiums to this title company on behalf of its customers as an inducement to purchase the Buffington product. Title insurance premiums are state regulated and the fees charged to Buffington are consistent to those fees paid to unrelated customers. Fees in the approximate amount of $568,000, $674,000 and $315,000 were paid by Buffington for the years ended December 31, 1994 and 1995, and the period from January 1, 1996 through May 20, 1996, respectively.

The owners of Buffington held an ownership interest in a residential mortgage origination company. Buffington paid origination fees to this affiliated company on behalf of its customers in the amount of $447,000, and $584,000 for the years ended December 31, 1994 and 1995. No origination fees were paid by Buffington to this related party in the period from January 1, 1996 through May 20, 1996.

Genesee has entered into an agreement with a company (from which the sole shareholder receives compensation for management services) to perform certain marketing and management activities on behalf of Genesee. For the years ended December 31, 1994 and 1995, approximately $356,000 and $98,000 has been recorded under this agreement, respectively. This agreement was terminated as of January 1, 1996.

Genesee is involved in a limited partnership in which its sole shareholder receives compensation for management services. The purpose of this partnership is to acquire and develop land for sale. Genesee receives management fees from the partners of this partnership for services performed which was approximately $102,000 and $6,000 for the years ended December 31, 1994 and 1995, respectively. No management fees were received in the period from January 1, 1996 through May 20, 1996. In addition, Genesee is entitled to a marketing fee, but it has allowed a company, from which the sole shareholder receives management compensation, to receive this fee directly from the partnership with no financial impact on these combined statements. With respect to this same partnership, Genesee has entered into several agreements to purchase land at its estimated fair market value. For the year ended December 31, 1994, Genesee acquired approximately $2.7 million. No land acquisitions from this partnership were made in 1995 or 1996.

Genesee pays a fee to an entity owned by its sole shareholder which provides negotiation services in connection with the purchase of land. For the years ended December 31, 1994 and 1995, Genesee recognized in cost of sales related expense of $145,000 and $5,000, respectively. No such services were purchased during the period from January 1, 1996 through May 20, 1996.

Genesee has made several home sales to its employees for which sales revenues and the related cost of sales have been included in the accompanying combined statements of income. For the year ended December 31, 1994, the sales revenue recognized was approximately $454,000, and cost of sales of $405,000. Genesee made no home sales to employees during the year ended December 31, 1995 or the period from January 1, 1996 through May 20, 1996.

Christopher provides certain accounting services for related parties and in return receives a management fee, which was approximately $343,000 and $39,000 for the years ended December 31, 1994 and 1995, respectively. No fees were received in the period January 1, 1996 through May 20, 1996. Sales commissions paid by related parties to Christopher amounted to approximately $108,000 and $62,000 for the years ended December 31, 1994 and 1995, respectively. No sales commissions were paid to related parties in the period January 1, 1996 through May 20, 1996. In addition, Christopher paid rent during the years ended December 31, 1994 and 1995 and the period from January 1, 1996 through May 20, 1996 of approximately $34,000, $34,000 and $14,000, respectively, for office and warehouse space under a month-to-month lease to a related party.

Solaris entered into an office lease with an affiliated company on November 1, 1995. Rent expense related to this lease was approximately $32,500 for the period January 1, 1996 through to May 20, 1996.

NOTE 10 - EMPLOYEE BENEFIT PLANS

Each of the Predecessor Companies excluding Christopher maintains a contributory profit sharing plan established pursuant to the provisions of Section 401(k) of the Internal Revenue Code which provides retirement benefits for their eligible employees. The Predecessor Companies may make annual discretionary or matching contributions to the respective plans. Contributions were approximately $207,000, $156,000 and $38,000 for each of the years ended December 31, 1994 and 1995 and the period from January 1, 1996 through May 20, 1996, respectively.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

     Leases

The Predecessor Companies lease various office space, models and equipment under noncancellable operating lease agreements which expire at various dates and on month-to-month lease arrangements. Rent expense under such leases aggregated approximately $673,000, $825,000 and $442,000 during the years ended December 31, 1994, 1995 and the period January 1, 1996 through May 20, 1996, respectively. Future minimum rental payments under fixed expiration term operating leases are as follows (in thousands):

Year Ended
December 31,
------------
1996 ...................................................           $     284
1997 ...................................................                 220
1998 ...................................................                 137
1999 ...................................................                 124
2000 ...................................................                  98
                                                                   ---------
                                                                   $     863
                                                                   =========

Genesee leases certain office equipment classified as capital leases. These leases have a cost of $196,000, $206,000 and $207,000 and accumulated depreciation of approximately $52,000, $81,000 and $97,000 as of December 31, 1994 and 1995 and the period January 1, 1996 through May 20, 1996, respectively. The scheduled future minimum lease payments are $84,000.

     Other commitments

On January 1, 1994 Solaris entered into a consulting contract with a former shareholder which requires Solaris to pay a fee for services rendered in the amount of $5,000 per month over a sixty month period.

The Company is involved in various routine legal proceedings incidental to the conduct of its normal business operations. In the opinion of the Predecessor Companies' management, these matters are not anticipated to have a material adverse effect on the financial position or results of operations or cash flows of the Company.

Christopher has signed a letter of intent to purchase a parcel of land for approximately $7.7 million in a master planned development in Las Vegas, Nevada.

NOTE 12 - SHAREHOLDERS' EQUITY

The Company has authorized 2 million shares (par value of $.01) of which 20,000 shares have been authorized as Series A 11% Cumulative Convertible Non-Voting Preferred Stock of which no shares were issued and outstanding as of May 20, 1996. The preferred stock is restricted from converting into common stock of Fortress for the first two years that such shares are issued and outstanding. The preferred stock has a liquidation preference of $100 per share ($2 million in the aggregate) and other terms, as defined in the Certificate of Designation. The conversion ratio of such shares is the lesser of the price of the common stock Offering or 75% of the lowest closing price during the thirty days immediately preceding the date of conversion.

Effective January 1, 1994, Solaris redeemed 1,000 shares of common stock held by a shareholder and provided a note payable collateralized by the redeemed shares in the amount of $386,000, this transaction resulted in a decrease in retained earnings of $386,000 and no gain or loss. At December 31, 1994 the amount of the note payable outstanding was approximately $318,000.

In 1995, Genesee adopted an incentive stock option plan for certain employees. The plan allows the grant of options to purchase up to 10,000 shares of Genesee's common stock. The exercise price is equal to the estimated fair value of the common stock at the date of grant. The options generally vest nine years after the date of grant, but the vesting period is accelerated upon a change of control or the occurrence of certain other events as specified in the plan agreement. The options are exercisable over periods of up to 10 years. During 1995, options to purchase 10,000 shares of Genesee's common stock were granted at an exercise price of $50.15 per share. All outstanding options were exercised on May 20, 1996.

NOTE 13 - UNAUDITED PRO FORMA NET INCOME

The following unaudited pro forma income tax information is presented in accordance with SFAS No. 109,"Accounting for Income Taxes", as if the Company had been a C Corporation subject to Federal and state income taxes for period from January 1, 1996 through May 20, 1996.

                                                              For the
                                                      Period January 1, 1996
                                                       through May 20, 1996
                                                       --------------------
     Net income before pro forma adjustments,
        per statement of operations                             $1,274
     Pro forma adjustment:
        Provision for income taxes at estimated
           effective rate of 40%                                   510
                                                                ------

     Pro forma net income                                      $   764
                                                                ======

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
and Shareholders of
Buffington Homes, Inc.


In our opinion, the accompanying combined balance sheets and the related combined statements of operations, shareholders' equity and of cash flows present fairly, in all material respects, the combined financial position of Buffington Homes, Inc. (the "Company") at May 20, 1996, December 31, 1995 and 1994, and the combined results of their operations and cash flows for the period January 1, 1996 through May 20, 1996 and each of the two years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


As discussed in Note 1, Buffington Homes, Inc. was acquired by The Fortress Group Inc. on May 20, 1996.


PRICE WATERHOUSE LLP


Austin, Texas
November 25, 1996

                             BUFFINGTON HOMES, INC.

                             COMBINED BALANCE SHEETS
                                 (In thousands)

                                                                  December 31,
                                                               -----------------   May 20,
                                                                 1994      1995     1996
                                                               -------   -------   -------
                           ASSETS
Cash and cash equivalents .................................   $ 1,741   $   335   $   246
Receivables ...............................................       352       382       392
Real estate inventories ...................................    12,083    16,587    24,721
Property and equipment, net ...............................       233       425       406
Prepaid and other assets ..................................     1,355     1,547     1,899
                                                              -------   -------   -------

           Total assets ...................................   $15,764   $19,276   $27,664
                                                              =======   =======   =======

             LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued construction liabilities .....   $ 1,643   $ 1,677   $ 2,131
Notes payable .............................................     9,748    14,537    21,294
Other accrued expenses ....................................       809       674       485
Customer deposits .........................................        69       130       563
                                                              -------   -------   -------

           Total liabilities ..............................    12,269    17,018    24,473
                                                              -------   -------   -------

Commitments and contingencies--Note 9 Shareholders' equity:
     Common stock .........................................        22        24        25
     Additional paid-in capital ...........................       206       855       855
     Retained earnings ....................................     3,267     1,379     2,311
                                                              -------   -------   -------

           Total shareholders' equity .....................     3,495     2,258     3,191
                                                              -------   -------   -------

           Total liabilities and shareholders' equity .....   $15,764   $19,276   $27,664
                                                              =======   =======   =======


   The accompanying notes are an integral part of these financial statements.

                             BUFFINGTON HOMES, INC.

                        COMBINED STATEMENTS OF OPERATIONS
                                 (In thousands)

                                                                                                                  For the Period
                                                                                                                     January 1,
                                                                                                                        1996
                                                                                   Year Ended December 31,             through
                                                                                ------------------------               May 20,
                                                                                  1994            1995                  1996
                                                                                --------        --------              --------
Revenue:
     Sales ........................................................             $ 63,776        $ 52,488              $ 22,332
     Other revenue ................................................                  345             286                   300
                                                                                --------        --------              --------
          Total revenue ...........................................               64,121          52,774                22,632
     Cost of sales ................................................               53,523          44,186                18,063
                                                                                --------        --------              --------
          Gross profit ............................................               10,598           8,588                 4,569
Operating expenses:
     Selling expenses .............................................                3,399           3,340                 1,462
     General and administrative
        expenses ..................................................                5,246           5,401                 1,508
                                                                                --------        --------              --------
          Net operating income ....................................                1,953            (153)                1,599
Other expense (income):
     Interest expense .............................................                   94              80                    62
     Interest and other income ....................................                 (101)            (71)
                                                                                --------        --------              --------
          Income (loss) before provision for taxes ................                1,960            (162)                1,537
                                                                                --------        --------              --------
Provision for taxes ...............................................                   83              21                    --
                                                                                --------        --------              --------
Net income (loss) .................................................             $  1,877        $   (183)             $  1,537
                                                                                ========        ========              ========
Unaudited pro forma net income (Note 10) ..........................                                                   $    922
                                                                                                                      ========



   The accompanying notes are an integral part of these financial statements.

                             BUFFINGTON HOMES, INC.

                   COMBINED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (In thousands)

                                                                 Common            Additional
                                                                 Stock              Paid-in             Retained
                                                                 Amount             Capital             Earnings             Total
                                                                -------             -------             -------             -------
Balance at December 31, 1993 .......................            $    22             $   106             $ 1,784             $ 1,912
   Capital contributions ...........................                 --                 100                  --                 100
   Capital distributions ...........................                 --                  --                (394)               (394)
   Net income ......................................                 --                  --               1,877               1,877
                                                                -------             -------             -------             -------

Balance at December 31, 1994 .......................                 22                 206               3,267               3,495
   Capital contributions ...........................                  2                 649                  --                 651
   Capital distributions ...........................                 --                  --              (1,705)             (1,705)
   Net loss ........................................                 --                  --                (183)               (183)
                                                                -------             -------             -------             -------
Balance at December 31, 1995 .......................                 24                 855               1,379               2,258
   Capital contributions ...........................                  1                  --                  --                   1
   Capital distributions ...........................                 --                  --                (605)               (605)
   Net income ......................................                 --                  --               1,537               1,537
                                                                -------             -------             -------             -------
Balance at May 20, 1996 ............................            $    25             $   855             $ 2,311             $ 3,191
                                                                =======             =======             =======             =======



   The accompanying notes are an integral part of these financial statements.

                             BUFFINGTON HOMES, INC.

                        COMBINED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                                                           For the
                                                                                                                            Period
                                                                                                                          January 1,
                                                                                                                             1996
                                                                                        Year Ended December 31,             through
                                                                                      --------------------------            May 20,
                                                                                       1994                1995              1996
                                                                                      -------            -------            -------
Cash flows from operating activities:
     Net income (loss) ....................................................           $ 1,877            $  (183)           $ 1,537
     Adjustments to reconcile net income to net
      cash used by operating activities
        Depreciation and amortization .....................................               129                207                105
        Increase in receivables ...........................................              (176)                (9)               (10)
        Increase in real estate inventories ...............................            (1,105)            (4,482)            (8,134)
        Increase in prepaid and other assets ..............................              (861)              (293)              (352)
        (Decrease) increase in accounts payable,
          accrued construction liabilities and other ......................              (639)              (101)               265
          and accrued expenses
        Customer deposits .................................................              (105)                61                433
                                                                                      -------            -------            -------
          Net cash used by operating activities ...........................              (880)            (4,800)            (6,156)
                                                                                      -------            -------            -------
Cash flows from investing activities:
     Purchase of equipment ................................................              (210)              (399)               (86)
                                                                                      -------            -------            -------
          Net cash used in investing activities ...........................              (210)              (399)               (86)
                                                                                      -------            -------            -------
Cash flows from financing activities:
     Stock contribution ...................................................               100                651
                                                                                                                                  1
     Net increase in notes payable ........................................             1,155              4,789              6,757
     Capital distribution .................................................               (41)            (1,647)              (605)
                                                                                      -------            -------            -------
          Net cash provided by financing activities .......................             1,214              3,793              6,153
                                                                                      -------            -------            -------
Net increase (decrease) in cash ...........................................               124             (1,406)               (89)
Cash and cash equivalents, beginning of period ............................             1,617              1,741                335
                                                                                      -------            -------            -------
Cash and cash equivalents, end of period ..................................           $ 1,741            $   335            $   246
                                                                                      =======            =======            =======

   The accompanying notes are an integral part of these financial statements.

                             BUFFINGTON HOMES, INC.
                     NOTES TO COMBINED FINANCIAL STATEMENTS

NOTE 1--BUSINESS AND ORGANIZATION

Buffington Homes, Inc. is primarily engaged in the construction of detached single-family homes in the central Texas area.

The combined financial statements include the accounts of Buffington Homes, Inc., Buffington San Antonio, Buffington Development, Buffington Central Texas and Elements! which are wholly owned by the stockholders of Buffington Homes, Inc. The combined entities are hereafter referred to as the Company. All significant intercompany accounts and transactions have been eliminated in combination.

Buffington Homes, Inc. is engaged in the construction of detached single family homes in the Austin, Texas area. It had 1,000,000 shares of $1.00 par value Common Stock authorized with 2,000 shares issued and outstanding for the years ended December 31, 1994, 1995 and the period January 1 through May 20, 1996. Buffington San Antonio was formed in 1993 and is engaged in the construction of homes in the San Antonio, Texas area. It had 1,000,000 shares of $.01 par value Common Stock authorized with 1,000,000 shares issued and outstanding for the years ended December 31, 1994, 1995 and the period January 1 through May 20, 1996. Elements! was formed in 1993 to provide interior design services to Buffington Homes, Inc. and unrelated buyers. Elements! had 1,000,000 shares of $.01 par value Common Stock authorized, issued and outstanding for the years ended December 31, 1994 and 1995 and the period January 1 through May 20, 1996. Buffington Development was incorporated in 1994 for the purpose of holding lot inventory in Austin, Texas. Buffington Development had 1,000,000 shares of $.01 par value Common Stock authorized with 10,000 shares issued and outstanding at December 31, 1994 and 1995 and 11,000 shares at May 20, 1996, respectively. In 1995, Buffington Central Texas was formed to build custom homes. Buffington Central Texas is structured as a limited partnership and was initially capitalized with a $2,000 contribution from the owners of Buffington Homes, Inc.

Effective May 20, 1996, the Company and its shareholder executed a definitive agreement with the Fortress Group, Inc. (Fortress) pursuant to which the Company merged with Fortress (the Merger). All outstanding shares of the Company were exchanged for cash and shares of Fortress's common stock concurrent with the consummation of the initial public offering of Fortress.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Estimates by Management

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   Revenue Recognition

Residential sales are recognized when all conditions precedent to closing have been fulfilled and title has passed to the buyer. The Company's homes are generally sold in advance of their construction. The Company's standard sales contract generally requires the customer to make an earnest money deposit which is recognized as a liability until the unit closes.

   Real Estate Inventories and Cost of Sales

All real estate inventories, which are held for sale, are carried at cost which is less than fair value as measured in accordance with Statement of Financial Accounting Standards (SFAS) No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Fair value is measured based on the application of discounting expected future cash flows of the Company's real estate developments. Costs incurred which are included in inventory consist of land, direct and certain indirect construction costs, interest and real estate taxes, certain selling incentives and direct model construction costs and related improvements.

At the time of revenue recognition, cost of sales is charged with the actual construction costs incurred and any estimate to complete (specific identification).


   Interest Capitalization

Interest and related debt issuance costs are capitalized to qualifying real estate inventories as incurred, in accordance with SFAS No. 34, "Capitalization of Interest Cost," and charged to cost of sales when revenue from residential sales is recognized. The interest and related debt issuance costs capitalized are determined by applying a weighted average capitalization rate to the accumulated qualified real estate expenditures. The capitalization rate is based on the Company's outstanding borrowings associated with the acquisition, development and construction of the qualified real estate inventory. The amount of financing costs capitalized does not exceed those costs incurred for any year presented in the accompanying combined financial statements.

   Property and Equipment

Property and equipment are carried at cost less accumulated depreciation and are depreciated using the straight line method over the estimated useful lives of the assets which is generally five years. Significant additions and improvements are capitalized, while expenditures for repairs and maintenance are charged to operations, as incurred.

   Selling Expenses

Selling expenses includes all sales commissions paid, salaries paid to marketing personnel, the direct and indirect costs of sales offices and advertising expenses.

   Income Taxes

Since January 1994, the Company has been a subchapter S corporation for income tax purposes and, accordingly, any income tax liabilities are the responsibility of the Company's shareholders. The Company's subchapter S corporation status terminated on consummation of the Merger with Fortress disclosed in Note 1. The tax provision for the years ended December 31, 1994 and 1995 represent the greater of income or equity component of Texas state franchise taxes. See Note 10 for information regarding the pro forma income tax disclosure.

   Cash and Cash Equivalents

For purposes of reporting cash flows, the Company considers all highly-liquid investments with an original maturity of three months or less to be cash equivalents. Supplemental disclosures of cash flow information are as follows (in thousands):

                                                                  For the
                                              Year Ended      Period January 1,
                                             December 31,          1996
                                          ------------------      through
                                           1994        1995     May 20, 1996
                                          ------      ------    ------------
Cash paid for interest ................   $  937      $1,049      $  790
                                          ------      ------      ------
Cash paid for taxes ...................   $  231      $   83      $    6
                                          ------      ------      ------
Distributions of property to owners ...   $  353      $   58      $   --
                                          ------      ------      ------

The Company secured a performance bond in the amount of $200,000 relating to one of the Company's contracts. This amount is considered restricted cash and is included in cash and cash equivalents at May 20, 1996.

NOTE 3--REAL ESTATE INVENTORIES

Real estate inventories are summarized as follows (in thousands):


                                                     December 31,
                                                 -------------------     May 20,
                                                   1994        1995       1996
                                                 -------     -------    -------
Work in Progress:
     Sold homes (under construction) .......     $ 6,110     $ 8,569    $13,227
     Speculative homes .....................       2,465       3,336      6,828
                                                 -------     -------    -------
                                                   8,575      11,905     20,055
                                                 -------     -------    -------
Land:
     Finished lots .........................       2,231       3,041      2,892
                                                 -------     -------    -------
Models .....................................       1,277       1,641      1,774
                                                 -------     -------    -------
Total ......................................     $12,083     $16,587    $24,721
                                                 =======     =======    =======

Models and speculative construction include both completed homes and homes in progress. Speculative construction represents unsold homes which were built to accelerate closing. Capitalized interest included in real estate inventories aggregate $157,000 at December 31, 1994, $155,000 at December 31, 1995 and $214,000 at May 20, 1996.

NOTE 4--PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows (in thousands):

                                                        December 31,
                                                       -------------    May 20,
                                                       1994     1995     1996
                                                       ----     ----     ----
Equipment and furniture .............................  $175     $425     $466
Vehicles ............................................   112      112      119
Leasehold improvements ..............................    44       44       36
                                                       ----     ----     ----
                                                        331      581      621
Less: Accumulated depreciation and amortization .....    98      156      215
                                                       ----     ----     ----
                                                       $233     $425     $406
                                                       ====     ====     ====

Depreciation expense recognized approximated $40,000, $58,000 and $41,000 for the years ended December 31, 1994 and 1995 and for the period January 1, 1996 through May 20, 1996, respectively.

NOTE 5--OTHER ASSETS

Other assets are summarized as follows (in thousands):


                                                   December 31,
                                               -------------------       May 20,
                                                1994         1995         1996
                                               ------       ------       ------
Model home furniture (net) ..............      $  452       $  431       $  641
Lot option deposits .....................         729          892        1,067
Architectural plans .....................         138           91           83
Other ...................................          36          133          108
                                               ------       ------       ------
                                               $1,355       $1,547       $1,899
                                               ======       ======       ======

Deposits represent amounts paid to developers under lot option contracts. Option contracts generally require the payment of a cash deposit for the right to acquire lots during a specified period of time at a certain price. Under option contracts without specific performance obligations, the Company's liability is limited to forfeiture of the non-refundable deposits.

Furniture for model homes is carried at cost less accumulated depreciation and is depreciated using the straight line method over the estimated useful life of the assets which is generally five years. Model home furniture totaled $626,000, $754,000 and $983,000 at December 31, 1994 and 1995 and May 20, 1996,
respectively. Accumulated depreciation totaled $174,000 and $323,000 at December 31, 1994 and 1995 and $342,000 at May 20, 1996, and depreciation expense totaled $89,000, $149,000 and $64,000 for the years ended December 31, 1994 and 1995 and for the period January 1, 1996 through May 20, 1996.

Architectural plans are recorded at cost and amortized evenly over twelve months. Other assets also includes miscellaneous and prepaid expenses.

NOTE 6--NOTES PAYABLE

Notes payable are summarized as follows (in thousands):

                                                        December 31,
                                                     -----------------   May 20,
                                                       1994     1995      1996
                                                     -------   -------   -------

Conventional lot acquisition loans ...............   $ 1,947   $ 2,950   $ 2,012
Revolving project specific construction loans ....     7,801    11,587    19,282
                                                     -------   -------   -------
                                                     $ 9,748   $14,537   $21,294
                                                     =======   =======   =======

Conventional lot acquisition loans are secured by land and include conventional loans totaling $653,000 and a non-recourse lot loan of $1,359,000. The conventional loans bear interest at both fixed and variable rates with the fixed rate being 10% per annum and variable rates ranging from 1% to 1.5% over the prime lending rate (9.25% to 9.75% at May 20, 1996). Fixed rate debt included in conventional loans outstanding at May 20, 1996 totaled $260,000. Conventional loans mature in 1996. The non-recourse lot acquisition loan bears interest at a fixed rate of 9% and matures in 1997.

Revolving project specific construction loans are secured by the related homes and bear interest at variable rates at 1% over the prime rate as specified by the respective lender (9.25% at May 20, 1996). Loans generally mature as the underlying collateral project is completed. Interest incurred for the years ended December 31, 1994 and 1995 and the period January 1, 1996 through May 20, 1996 totaled $896,000, $1,002,000 and $704,000, respectively. Interest capitalized to the cost of homes for the years ended December 31, 1994 and 1995 and the period January 1, 1996 through May 20, 1996 totaled $802,000, $922,000 and $642,000, respectively.

NOTE 7--RELATED PARTY TRANSACTIONS

Immediate family members of certain shareholders of the Company have an interest in a title insurance company which is not combined into Buffington Homes, Inc. which processes loan closings and issues title insurance as an intermediary to customers of Buffington Homes, Inc. Buffington Homes, Inc. normally pays closing costs and title insurance premiums to the title company on behalf of Buffington's customers. Title insurance premiums are regulated by the State of Texas. All fees charged to Buffington by the title company are the same as fees charged to unrelated customers. Fees in the approximate amount of $568,000, $674,000 and $315,000 were paid by Buffington to the title company in 1994, 1995 and the period January 1, 1996 through May 20, 1996, respectively.

The owners of Buffington Homes, Inc. have an interest in Mortgage Acceptance Corporation (MAC), which provides mortgage loan origination services to customers of the Company. The Company pays origination fees to MAC on behalf of customers of Buffington Homes. Fees in the amount of $447,000, and $584,000 were paid to MAC on behalf of customers of Buffington Homes in 1994 and 1995. Buffington Homes, Inc. discontinued its relationship with MAC at the end of 1995.

The Company had notes payable outstanding to certain owners and their immediate family members in the amount of $166,000, $330,000 and $260,000 at December 31, 1994 and 1995 and at May 20, 1996. These notes bear interest at 10% and mature in 1996.

NOTE 8--EMPLOYEE BENEFIT PLANS

The Company has a profit sharing plan covering substantially all employees. The Company may contribute amounts as determined by the Board of Directors, not in excess of the lesser of the maximum deduction allowable for income tax purposes or a specified percentage of the operating profits of the Company, as defined in the plan. The Company accrued contributions totaling $126,000 for the year ended December 31, 1994. No contributions were made in 1995 or the period January 1, 1996 through May 20, 1996.

NOTE 9--COMMITMENTS AND CONTINGENCIES

The Company currently leases its office space under a five year renewable lease. Certain equipment is also leased under non-cancelable operating leases. Rent expense under such leases aggregated $370,000, $378,000 and $105,000 during the years ended December 31, 1994 and 1995 and for the period from January 1, 1996 through May 20, 1996. Future minimum lease payments as of December 31, 1995 were $139,000 and $35,000 for the remainder of 1996 and 1997.

The Company is involved in various routine legal proceedings incidental to the conduct of its normal business operations. The Company's management believes that none of these legal proceedings will have a material adverse impact on the financial condition or results of operations of the Company.

NOTE 10 - UNAUDITED PRO FORMA NET INCOME

The following unaudited pro forma income tax information is presented in accordance with SFAS No. 109, "Accounting for Income Taxes," as if the Company had been a C Corporation subject to Federal and state income taxes for period from January 1, 1996 through May 20, 1996.

                                                               For the
                                                        Period January 1, 1996
                                                         through May 20, 1996
                                                        ----------------------

     Net income before pro forma adjustments,
        per statement of operations                             $1,537
     Pro forma adjustment:
        Provision for income taxes at estimated
           effective rate of 40%                                   615
                                                                ------

     Pro forma net income                                      $   922
                                                                ======

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholder of Christopher Homes, Inc.


In our opinion, the accompanying combined balance sheets and the related combined statements of operations, shareholder's equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Christopher Homes, Inc. and Affiliates (the "Company") at May 20, 1996 and December 31, 1995 and 1994, and the results of their operations and their cash flows for the period January 1, 1996 through May 20, 1996 and for each of the two years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


As discussed in Note 1, Christopher Homes, Inc. was acquired by The Fortress Group Inc. on May 20, 1996.


PRICE WATERHOUSE LLP

Minneapolis, Minnesota
February 11, 1997

                     CHRISTOPHER HOMES, INC. AND AFFILIATES
                             COMBINED BALANCE SHEETS
                                 (In thousands)


                                                                                             December 31,
                                                                               May 20,    -------------------
                                                                                1996        1995        1994
                                                                              --------    --------   --------
                                              ASSETS
Cash                                                                          $     98    $    495   $    379
Receivables                                                                        508         710        338
Real estate inventories                                                         34,149      28,457     26,671
Property and equipment, net                                                        623         517        495
Prepaid and other assets                                                           518         706        367
                                                                              --------    --------   --------
              Total assets                                                    $ 35,896    $ 30,885   $ 28,250
                                                                              ========    ========   ========


                             LIABILITIES AND SHAREHOLDER'S EQUITY


Accounts payable and accrued construction liabilities                         $  4,950    $  3,040   $  2,885
Notes and mortgages payable                                                     24,998      20,665     21,369
Special improvement district bonds                                               1,295       1,531      2,313
Related party payable                                                               76         353        899
Other accrued expenses                                                             263         921        341
Customer deposits                                                                3,769       3,660      3,006
                                                                              --------    --------   --------
              Total liabilities                                                 35,351      30,170     30,813
                                                                              ========    ========   ========

Commitments and contingencies - Note 9
Shareholder's equity (deficit)
         Common stock                                                              550         549        549
         Retained (deficit) earnings                                                (5)        166     (3,112)
                                                                              --------    --------   --------
              Total shareholder's equity (deficit)                                 545         715     (2,563)
                                                                              --------    --------   --------
              Total liabilities and shareholder's equity                      $ 35,896    $ 30,885   $ 28,250
                                                                              ========    ========   ========


              The accompanying notes are an integral part of these
                              financial statements.

                     CHRISTOPHER HOMES, INC. AND AFFILIATES
                        COMBINED STATEMENTS OF OPERATIONS
                                 (In thousands)


                                           For the Period
                                             January 1,
                                               1996
                                              through   Year Ended December 31,
                                              May 20,    --------------------
                                               1996        1995        1994
                                              --------   --------   --------
Revenue:
     Residential sales                        $ 15,582   $ 34,726   $ 13,864
     Lot sales                                     537      3,824        849
     Other revenue                                  --         62        108
                                              --------   --------   --------
         Total revenue                          16,119     38,612     14,821
Cost of sales                                   13,730     31,834     12,616
                                              --------   --------   --------
Gross profit                                     2,389      6,778      2,205
Operating expenses:
     Selling expenses                              850      2,008      1,512
     General and administrative expenses           759      1,504      1,550
                                              --------   --------   --------
         Net operating income (loss)               780      3,266       (857)
Other (expense) income, net                         12        120        359
                                              --------   --------   --------
Net income (loss)                             $    792   $  3,386   $   (498)
                                              ========   ========   ========
Unaudited pro forma net income (Note 10)      $    475
                                              ========

              The accompanying notes are an integral part of these
                              financial statements.

                     CHRISTOPHER HOMES, INC. AND AFFILIATES
                      COMBINED STATEMENTS OF SHAREHOLDER'S
                                (DEFICIT) EQUITY
                                 (In thousands)


                                                           Retained
                                               Common     (Deficit)
                                               Stock       Earnings      Total
                                              -------      --------     -------
Balance at January 1, 1993                    $   549      $(2,134)     $(1,585)
     Distributions to shareholder                             (480)        (480)
     Net loss                                      --         (498)        (498)
                                              -------      -------      -------
Balance at December 31, 1994                      549       (3,112)      (2,563)
     Contributions by shareholder                              357          357
     Distributions to shareholder                             (465)        (465)
     Net income                                    --        3,386        3,386
                                              -------      -------      -------
Balance at December 31, 1995                      549          166          715
     Contributions by shareholder                   1           82           83
     Distributions to shareholder                           (1,045)      (1,045)
     Net income                                    --          792          792
                                              -------      -------      -------
Balance at May 20, 1996                       $   550      $    (5)     $   545
                                              =======      =======      =======

              The accompanying notes are an integral part of these
                              financial statements.

                     CHRISTOPHER HOMES, INC. AND AFFILIATES
                        COMBINED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                For the Period
                                                                                January 1, 1996             Year Ended
                                                                                    through                December 31,
                                                                                  May 20, 1996         1995              1994
                                                                                  ------------       --------         --------
Cash flows from operating activities
   Net income (loss)                                                                $    792         $  3,386         $   (498)
   Adjustments to reconcile net income to net cash
      (used in) provided by operating activities:
         Equity in income from investment partnership                                                                       (4)
         Depreciation and amortization                                                    76              182              163
         Loss on disposition of property and equipment                                                                       6
         Basis of property and equipment included in cost of sales                                                         169
         Changes in operating assets and liabilities:
             Real estate inventories                                                  (5,693)          (2,409)         (10,805)
             Receivables                                                                 203             (373)             120
             Prepaid and other assets                                                    188             (339)             (31)
             Accounts payable and accrued construction liabilities                     1,910              155            1,563
             Other accrued expenses                                                     (658)             580               61
             Customer deposits                                                           109              654              705
                                                                                    --------         --------         --------
                Net cash (used in) provided by operating activities                   (3,073)           1,836           (8,551)
                                                                                    --------         --------         --------

Cash flows from investing activities
   Proceeds from sale of land held for investment                                                                           76
   Purchase of property and equipment                                                   (182)            (203)            (384)
   Proceeds from sale of property and equipment                                                                             10
                                                                                    --------         --------         --------

                Net cash used in investing activities                                   (182)            (203)            (298)

Cash flows from financing activities
   Borrowings under notes and mortgages payable                                       15,254           37,264           20,300
   Repayments of notes and mortgage payable                                          (10,920)         (37,968)         (11,206)
Repayments of special improvement district bonds                                        (236)            (160)             (84)
   Net (repayments to) advances from  related parties                                   (278)            (545)             557
   Distributions to shareholder                                                       (1,045)            (465)            (480)
   Contributions to shareholder                                                           83              357
                                                                                    --------         --------         --------
                Net cash provided by (used in) financing activities                    2,858           (1,517)           9,087
                                                                                    --------         --------         --------

Net increase in cash and cash equivalents                                               (397)             116              238
Cash, beginning of period                                                                495              379              141
                                                                                    --------         --------         --------
Cash, end of period                                                                 $     98         $    495         $    379
                                                                                    ========         ========         ========

              The accompanying notes are an integral part of these
                              financial statements.

                     CHRISTOPHER HOMES, INC. AND AFFILIATES
                     NOTES TO COMBINED FINANCIAL STATEMENTS

NOTE 1 - BUSINESS AND ORGANIZATION

Christopher Homes, Inc. and Affiliates (the Company) is a group of entities owned or controlled by J. Christopher Stuhmer primarily engaged in the construction of attached and detached single and multi-family homes in the Las Vegas metropolitan area.

Effective May 20, 1996, the Company and its shareholder executed a definitive agreement with the Fortress Group, Inc. (Fortress) pursuant to which the Company merged with Fortress (the Merger). All outstanding shares of the Company were exchanged for cash and shares of Fortress's common stock concurrent with the consummation of the initial public offering of Fortress.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Principles of Combination

The combined financial statements include the accounts of Christopher Homes, Inc. (CH), J. Christopher Stuhmer, Inc. (JCS), Christopher Homes Design Center
(DC), Christopher Homes--Custom Home Division, Inc. (CHD), all of which are Nevada corporations, and Country Club Hills Limited Partnership (CCH), a Nevada Limited Partnership. CH, JCS and CHD are wholly owned by J. Christopher Stuhmer. CHD is the general partner of CCH. All significant intercompany accounts and transactions have been eliminated in combination.

As of May 20, 1996, the following common stock was authorized, issued and outstanding:

     CH--No par or stated value, 2,500 shares authorized, 1,000 shares issued and outstanding.

     JCS--No par or stated value, 2,500 shares authorized, 100 shares issued and outstanding.

     DC--No par or stated value, 2,500 shares authorized, 500 shares issued and outstanding.

     CHD--No par or stated value, 2,500 shares authorized, 1,000 shares issued and outstanding.

   Estimates by Management

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   Revenue Recognition

Residential sales are recognized when all conditions precedent to closing have been fulfilled and title has passed to the buyer. The Company's homes are generally sold in advance of their construction. The Company's standard sales contract generally requires the customer to make an earnest money deposit which is recognized as a liability until the unit closes.

   Real Estate Inventories and Cost of Sales

Real estate inventories are carried at cost which is less than fair value as measured in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Fair value is measured based on the application of discounting expected future cash flows of each of the Company's real estate developments. Costs incurred which are included in inventory consist of land, land development, direct and certain indirect construction costs, interest and real estate taxes, and direct model construction costs and related improvements. Costs incurred for common area model improvements and certain furnishings are amortized on a per unit basis as home sales in the related development are closed.

At the time of revenue recognition, cost of sales is charged with the actual construction costs incurred and any estimate to complete, plus an allocation of the development's total estimated cost of land and land development, interest, real estate taxes and any other capitalizable common costs based on the relative sales value method of accounting.

The Company generally provides a one or two year limited warranty of workmanship and materials with each of its homes. Accordingly, a warranty reserve based on the Company's historical experience is provided.

   Interest Capitalization

Interest and related debt issuance costs are capitalized to qualifying real estate inventories as incurred, in accordance with SFAS No. 34, "Capitalization of Interest Cost," and charged to cost of sales as revenue from residential sales is recognized. The interest and related debt issuance costs capitalized are determined by applying a weighted average capitalization rate to the accumulated qualified real estate expenditures. The capitalization rate is based on the Company's outstanding borrowings associated with the acquisition, development and construction of the qualified real estate inventory. The amount of financing costs capitalized does not exceed those costs incurred for any year presented in the accompanying combined financial statements.

   Property and Equipment

Property and equipment is carried at cost less accumulated depreciation and is depreciated using the declining balance method over the estimated useful lives of the assets which range from five to seven years. Significant additions and improvements are capitalized while expenditures for repairs and maintenance are charged to operations as incurred.

   Income Taxes

Since 1987, CHD has been a subchapter S corporation and CCH has been a limited partnership for income tax purposes and, accordingly, any income tax liabilities were the responsibility of the respective company's shareholder or partners.

DC was formed as a subchapter S corporation in 1996. CHD's subschapter S corporation status and CCH's limited partnership status will terminate on the consummation of the Merger as disclosed in Note 1.

Both CH and JCS are subchapter C corporation for income tax purposes and had net operating loss carryforwards available at May 20, 1996. Both CH and JCS's subchapter C corporation status and the availability of the net operating loss carryfowards will terminate upon the completion of the Merger as disclosed in
Note 1.

   Statement of Cash Flows

Supplemental disclosures of cash flow information are as follows (in thousands):

                                                       For the Period                   Year Ended December 31,
                                                      January 1, 1996                  ------------------------
                                                    through May 20, 1996               1995               1994
                                                    --------------------               ----               ----

Cash paid for interest                                      $503                        $2,759            $1,916
Non-cash transactions:
   Net assumptions and assignment of Special
      Improvement District bonds                             (83)                          623               590

NOTE 3 - REAL ESTATE INVENTORIES

Real estate inventories are summarized as follows (in thousands):

                                                                December 31,
                                                            --------------------
                                             May 20, 1996     1995         1994
                                             ------------   -------      -------
Work-in-progress
   Sold homes under construction               $20,673      $14,027      $ 9,784
   Speculative homes                             8,109        4,068        2,504
                                               -------      -------      -------
                                                28,782       18,095       12,288
                                               -------      -------      -------

Land
   Finished lots                                 4,832        7,742        6,819
   Land under development                            0          916        5,975
                                               -------      -------      -------
                                                 4,832        8,658       12,794
                                               -------      -------      -------
Models                                             535        1,704        1,589
                                               -------      -------      -------
      Total                                    $34,149      $28,457      $26,671
                                               =======      =======      =======

NOTE 4 - INVESTMENTS IN PARTNERSHIPS

The Company was a managing partner with a 35% ownership in two partnerships which are accounted for under the equity method. The investment balance is included in other assets on the combined balance sheet.

The investments in partnerships were not material to the December 31, 1994 and 1995, and May 20, 1996 combined balance sheets or to the combined statements of operations for the years ended December 31, 1994 and 1995 and the period from January 1, 1996 through May 20, 1996.

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows (in thousands):

                                                               December 31,
                                                            -------------------
                                              May 20, 1996    1995        1994
                                              ------------  -------     -------
Equipment and furniture                         $   330     $   226     $   223
Vehicles                                             74          98         117
Model home and sales office furnishings             707         551         450
Other                                                           107          67
                                                -------     -------     -------
                                                  1,111         982         857
Less: Accumulated depreciation and
   amortization                                    (488)       (465)       (362)
                                                -------     -------     -------
                                                $   623     $   517     $   495
                                                =======     =======     =======

NOTE 6 - NOTES AND MORTGAGES PAYABLE

Notes and mortgages payable are summarized as follows (in thousands):

                                                                 December 31,
                                                             -------------------
                                              May 20, 1996     1995        1994
                                              ------------   -------     -------
Conventional land acquisition
   and development loans                         $14,196     $11,081     $12,280
Subordinated investor notes                       10,573       9,181       6,091
Demands for deed on sales-leaseback                              230       2,370
General revolving lines of credit                    200         120         590
Other                                                 29          53          38
                                                 -------     -------     -------
                                                 $24,998     $20,665     $21,369
                                                 =======     =======     =======

Conventional land acquisition and development loans are collateralized by property under construction, are payable in monthly interest only installments and are due on the earlier of the close of escrow on the related collateral or the due date. These loans bear interest at the prime rate plus 1.5% to 2% (9.75% to 10.25% at May 20, 1996).

Subordinated investor notes are generally collateralized by deeds of trust subordinate to the conventional land acquisition and development loans. The notes are payable in monthly distributions equal to a 15% annualized return and a 10% fee due at the closing of the loan.

Demands for deed on sales-leaseback represent financing arrangements on certain finished model homes which are leased by the Company for up to two years for marketing purposes. The demands for deed yield approximately 12% annually, with a 3% commission paid upon resale of the model home.

General revolving lines of credit bear interest at the prime rate plus 2% (10.25% at May 20, 1996) and are due on demand.

The Company's management believes that cost approximates fair value for notes and mortgages payable at December 31, 1994 and 1995 and May 20, 1996.

Substantially all of the conventional land acquisition and development loans and subordinated investor notes are personally guaranteed by the sole shareholder of the Company and his spouse.

Interest incurred and capitalized totaled approximately $1,976,000, $4,421,000, and $2,000,000 for the years ended December 31, 1994 and 1995 and for the period January 1, 1996 through May 20, 1996, respectively.

At May 20, 1996, the Company has approximately $10,200,000 in unused lines of credit available for construction loans, which is subject to collateral requirements.

Maturities of notes and mortgages payable in future years are as follows (in thousands):

Year Ended December 31,

     1996                                             $22,642
     1997                                               2,356
                                                      -------
                                                      $24,998
                                                      =======

NOTE 7 - SPECIAL IMPROVEMENTS

Special Improvement District (SID) bonds payable were $2,313,032, $1,531,267 and $1,300,000 at December 31, 1994 and 1995 and May 20, 1996, respectively.

SID bonds consist of special assessments issued by the city of Las Vegas to fund the acquisition and construction of certain public improvements specifically benefiting property located in the City's Special Improvement District No. 404, the Summerlin area. The City-issued bonds are secured by the unpaid assessments on property within the district and are payable by the property owners. Interest rate assessments are due on April 1 and October 1 of each year until October 1, 2009. The bonds are due October 1, 2009, unless assumed by buyers of homes from the Company. Management believes that maturities of these obligations, prior to buyer assumptions thereof, are not material to the Company's combined financial statements.

NOTE 8 - RELATED PARTY TRANSACTIONS

Related party receivables as of December 31, 1994 and 1995 and May 20, 1996 were $105,920, $54,269 and $177,000, respectively, and are included in receivables on the combined balance sheets.

JCS provided certain accounting services for related parties and in return received a management fee, which was $342,534, and $39,000 for the years ended December 31, 1994 and 1995, respectively. There were no such services provided or fees received in the period January 1, 1996 through May 20, 1996.

Sales commissions paid by related parties to CHD amounted to $108,079 and $62,000 for the years ended December 31, 1994 and 1995, respectively. No sales commissions were earned or paid by related parties for the period January 1, 1996 through May 20, 1996.

Home sales to related parties were $596,080 and $581,000 for the year ended December 31, 1995 and the period January 1, 1996 through May 20, 1996. No home sales were made to related parties in 1994.

The Company paid rent during the years ended December 31, 1994 and 1995 and from January 1, 1996 through May 20, 1996 of $33,858, $34,431, and $14,000, respectively, for office and warehouse space under a month-to-month lease to a related party.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

The Company is involved in various routine legal proceedings incidental to the conduct of its normal business operations. The Company's management believes that none of those legal proceedings will have a material adverse impact on the financial condition or results of operations of the Company.

The Company rents model homes under cancelable and non-cancelable operating leases. All non-cancelable leases expire during 1996. Minimum lease payments on non-cancelable leases for the period January 1, 1996 through May 20, 1996 are approximately $65,000.

Model home lease expense for the years ended December 31, 1994 and 1995 and the period January 1, 1996 through May 20, 1996 was $61,198, $204,365 and $175,000, respectively.

The Company has signed a letter of intent to purchase a parcel of land for $7,695,000 in a master planned development in Las Vegas, Nevada.

NOTE 10 - UNAUDITED PRO FORMA NET INCOME

The following unaudited pro forma income tax information is presented in accordance with SFAS No. 109, "Accounting for Income Taxes," as if the Company had been a C Corporation subject to Federal and state income taxes for period from January 1, 1996 through May 20, 1996.

                                                                 For the
                                                          Period January 1, 1996
                                                                 through
                                                               May 20, 1996
                                                          ---------------------

     Net income before pro forma adjustments,
        per statement of operations                               $ 792
     Pro forma adjustment:
        Provision for income taxes at estimated
           effective rate of 40%                                    317
                                                                  -----

     Pro forma net income                                         $ 475
                                                                  =====

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholder of The Genesee Company


In our opinion, the accompanying combined balance sheets and the related combined statements of operations, shareholder's equity and of cash flows present fairly, in all material respects, the financial position of The Genesee Company and Related Entities at May 20, 1996 and December 31, 1995, and the results of their operations and their cash flows for the period January 1, 1996 through May 20, 1996 and for the year ended December 31, 1995 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


As discussed in Note 1, The Genesse Company and Related Entities were acquired by The Fortress Group Inc. on May 20, 1996.


PRICE WATERHOUSE LLP

Denver, Colorado
February 20, 1997

                          INDEPENDENT AUDITOR'S REPORT

Board of Directors
The Genesee Company
Golden, Colorado


     We have audited the accompanying combined balance sheet of The Genesee Company and related entities as of December 31, 1994, and the related combined statements of operations, shareholder's equity and cash flows for the year then ended. These combined financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these combined financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the combined financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the combined financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall combined financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of The Genesee Company and related entities as of December 31, 1994, and the results of their operations and their cash flows for year then ended, in conformity with generally accepted accounting principles.

HEIN + ASSOCIATES LLP

December 12, 1995
Denver, Colorado

                    THE GENESEE COMPANY AND RELATED ENTITIES

                             COMBINED BALANCE SHEETS
                                 (In thousands)

                                                                                                  December 31,
                                                                                           ------------------------          May 20,
                                                                                             1994             1995            1996
                                                                                           -------          -------          -------
                                  ASSETS
Cash and cash equivalents .......................................................          $ 1,364          $   978          $ 1,455
Related party and other receivables .............................................              155              850            1,639
Real estate inventories .........................................................           47,676           49,673           56,232
Equipment and furniture, net of accumulated depreciation of
   $200, $215 and $227, respectively ............................................              227              241              229
Prepaid and other assets ........................................................            1,125            1,178            1,460
                                                                                           -------          -------          -------
     Total assets ...............................................................          $50,547          $52,920          $61,015
                                                                                           =======          =======          =======
                   LIABILITIES AND SHAREHOLDER'S EQUITY
Accounts payable and accrued construction .......................................          $ 2,102          $ 3,409          $ 2,958
Notes payable ...................................................................           41,175           41,393           50,184
Due to related parties ..........................................................            1,422            1,003            1,382
Other accrued expenses ..........................................................              930            1,462            1,542
Customer deposits ...............................................................            1,013              872            1,311
                                                                                           -------          -------          -------
     Total liabilities ..........................................................           46,642           48,139           57,377
                                                                                           =======          =======          =======
Commitments and contingencies (Note 8) ..........................................               --               --
Shareholder's Equity:
     Common stock ...............................................................                3                3                3
     Additional paid-in capital .................................................            1,655            1,770            2,234
     Retained earnings ..........................................................            2,247            3,008            1,401
                                                                                           -------          -------          -------
          Total shareholder's equity ............................................            3,905            4,781            3,638
                                                                                           -------          -------          -------
     Total liabilities and shareholder's equity .................................          $50,547          $52,920          $61,015
                                                                                           =======          =======          =======


              The accompanying notes are an integral part of these
                              financial statements.

                    THE GENESEE COMPANY AND RELATED ENTITIES

                        COMBINED STATEMENTS OF OPERATIONS
                                 (In thousands)

                                                                                                                          For the
                                                                                                                          Period
                                                                                                                        January 1,
                                                                                                                           1996
                                                                                    Year Ended December 31,               through
                                                                                 1994                  1995            May 20, 1996
                                                                               --------              --------          -------------
Revenue:
     Residential sales ...........................................             $ 59,539              $ 60,534            $ 15,323
     Lot sales ...................................................                3,020                 4,274                 499
     Other revenue ...............................................                   --                   222                  56
                                                                               --------              --------            --------
                                                                                 62,559                65,030              15,878
Cost of sales ....................................................              (53,887)              (57,620)             14,768
                                                                               --------              --------            --------
Gross profit .....................................................                8,672                 7,410               1,110
Operating expenses:
     Selling expenses ............................................                4,184                 4,451               1,379
     General and administrative expenses .........................                2,620                 2,098                 900
                                                                               --------              --------            --------
Net income (loss) ................................................             $  1,868              $    861            $ (1,169)
                                                                               ========              ========            ========
Unaudited pro forma net loss (Note 9) ............................                                                       $ (1,637)
                                                                                                                         ========


              The accompanying notes are an integral part of these
                              financial statements.

                    THE GENESEE COMPANY AND RELATED ENTITIES

                   COMBINED STATEMENTS OF SHAREHOLDER'S EQUITY
                                 (In thousands)

                                                                           Additional                                 Total
                                                         Common             Paid-In             Retained          Shareholder's
                                                         Stock              Capital             Earnings             Equity
                                                        -------             -------             --------            -------
Balance at January 1, 1994.. ...............            $     3             $ 1,265             $ 1,814             $ 3,082
Stock option exercise.......................                 --                 390                  --                 390
Distributions ..............................                 --                  --              (1,435)             (1,435)
Net income .................................                 --                  --               1,868               1,868
                                                        -------             -------             -------             -------

Balance at December 31, 1994 ...............                  3               1,655               2,247               3,905
Capital contributions ......................                 --                 115                  --                 115
Distributions ..............................                 --                  --                (100)               (100)
Net income .................................                 --                  --                 861                 861
                                                        -------             -------             -------             -------
Balance at December 31, 1995 .... ..........                  3               1,770               3,008               4,781
Capital contributions ......................                                    464                                     464
Distributions ..............................                                                      (438)                (438)
Net loss ...................................                 --                 --              (1,169)              (1,169)
                                                        -------             -------             -------             -------
Balance at May 20, 1996 ......................            $   3             $ 2,234             $ 1,401             $ 3,638
                                                        =======             =======             =======             =======

              The accompanying notes are an integral part of these
                              financial statements.

                    THE GENESEE COMPANY AND RELATED ENTITIES

                        COMBINED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                                                   For the Period
                                                                                    Year Ended December 31,        January 1, 1996
                                                                                 ---------------------------           through
                                                                                   1994               1995          May 20, 1996
                                                                                 --------           --------        ------------
Cash flows from operating activities
     Net income (loss) ....................................................      $  1,868           $    861           $ (1,169)
     Adjustments to reconcile net income to net cash
        used in operating activities:
          Depreciation expense ............................................            72                 78                 23
          Changes in operating assets and liabilities:
               Decrease (increase) in:
                    Related party and other
                      receivables .........................................           252               (695)              (789)
                    Real estate inventories ...............................       (16,037)            (1,997)            (6,559)
                    Prepaid and other assets ..............................          (418)               (53)              (282)
               Increase (decrease) in:
                    Accounts payable and accrued
                      construction ........................................           301              1,307               (451)
                    Other accrued expenses ................................           (72)               497                 80
                    Customer deposits .....................................           188               (141)               439
                                                                                 --------           --------           --------
                    Net cash used in operating
                      activities ..........................................       (13,846)              (143)            (8,708)
                                                                                 --------           --------           --------
Cash flows from investing activities
     Purchases of equipment and furniture .................................           (53)               (57)               (11)
                                                                                 --------           --------           --------
                    Net cash used in investing
                      activities ..........................................           (53)               (57)               (11)
                                                                                 --------           --------           --------
Cash flows from financing activities
     Borrowings under notes payable .......................................        50,226             39,846             15,789
     Repayments of notes payable ..........................................       (34,802)           (39,628)            (6,998)
     Related party borrowings .............................................         1,533              1,109                611
     Repayments of related party borrowings ...............................        (1,013)            (1,528)              (232)
     Distributions to shareholder .........................................        (1,435)              (100)              (438)
     Stock option exercise.................................................           390                115                464
                                                                                 --------           --------           --------
                    Net cash provided by (used in)
                      financing activities ................................        14,899               (186)             9,196
                                                                                 --------           --------           --------
Increase (decrease) in cash and cash equivalents ..........................         1,000               (386)               477
Cash and cash equivalents, beginning of period ............................           364              1,364                978
                                                                                 --------           --------           --------
Cash and cash equivalents, end of period ..................................      $  1,364           $    978           $  1,455
                                                                                 ========           ========           ========

              The accompanying notes are an integral part of these
                              financial statements.

                    THE GENESEE COMPANY AND RELATED ENTITIES

                     NOTES TO COMBINED FINANCIAL STATEMENTS

NOTE 1 -   BUSINESS AND ORGANIZATION

The combined financial statements consist of the accounts of The Genesee Company combined with those of The Genesee Company/Castle Pines, Ltd., The Genesee Company of Michigan, Ltd., Genesee Venture Corporation (dba The Genesee Company Building Group, Inc.) and, subsequent to December 31, 1994, those of Genesee Communities I, Inc., Genesee Communities II, Inc. and Genesee Development Company (collectively referred to as the Company). These entities are related through common ownership and management.

The Company is engaged primarily in the construction and sale of single-family residential property in Colorado and Arizona. The Company designs, builds, and sells single-family homes on finished lots, which it purchases ready for home construction or which it develops. The Company also purchases undeveloped land to develop finished lots for sale to others.

Effective May 20, 1996, the Company and its shareholder executed a definitive agreement with the Fortress Group, Inc. (Fortress) pursuant to which the Company merged with Fortress (the Merger). All outstanding shares of the Company were exchanged for cash and shares of Fortress's common stock concurrent with the consummation of the initial public offering of Fortress.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Principles of Combination

The combined financial statements include the accounts of the entities described in Note 1, all of which are 100% owned by the same shareholder. Intercompany accounts and transactions have been eliminated in combination.

   Estimates by Management

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   Revenue Recognition

Revenues from residential sales are recognized when all conditions precedent to closing have been fulfilled and title has passed to the buyer. The Company's homes are generally sold in advance of their construction. The Company's standard sales contract generally requires the customer to make an earnest money deposit which is recognized as a liability until the unit closes.

   Real Estate Inventories and Cost of Sales

All real estate inventories which are held for sale are carried at cost, which is less than fair value as measured in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Fair value is measured based on the application of discounting expected future cash flows of each of the Company's real estate developments. Costs incurred which are included in inventory consist of land, land development, direct and certain indirect construction costs, interest and real estate taxes, and model construction costs and related improvements.

At the time of revenue recognition, cost of sales is charged with the actual construction costs incurred and any estimate to complete, plus an allocation of the total estimated cost of land and land development, interest, real estate taxes and any other capitalizable common costs.

Interest charged to cost of sales is as follows (in thousands):

                                                                                                              For the
                                                                               Year Ended December 31,    Period January 1,
                                                                              -------------------------     1996 through
                                                                               1994              1995       May 20, 1996
                                                                              ------            ------      ------------
Interest on loans from financial institutions .............................   $1,848            $2,328         $  589
Profit sharing interest under equity participation
    agreements ............................................................    1,084             1,224            239
Interest on subordinated notes ............................................      926               981            534
                                                                              ------            ------         ------
                                                                              $3,858            $4,533         $1,362
                                                                              ======            ======         ======

   Interest Capitalization

Interest and related debt issuance costs are capitalized to qualifying real estate inventories as incurred, in accordance with SFAS No. 34, "Capitalization of Interest Cost", and charged to cost of sales as revenue from residential sales is recognized. The interest and related debt issuance costs capitalized are determined by applying a weighted average capitalization rate to the accumulated qualified real estate expenditures. The capitalization rate is based on the Company's outstanding borrowings associated with the acquisition, development and construction of the qualified real estate inventory. The amount of financing costs capitalized does not exceed those costs incurred for any year presented in the accompanying combined financial statements.

   Equipment and Furniture

Equipment and furniture are carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which range in years from five to ten. Significant additions and improvements are capitalized, while expenditures for repairs and maintenance are charged to operations as incurred.

   Other Assets

Other assets includes costs incurred for common area model improvements and certain furnishings. These costs are amortized on a per unit basis as home sales in the related development are closed.

   Concentrations of Credit Risk

The Company's operations are concentrated in the construction and sale of single-family residential property in Colorado and Arizona. Furthermore, the Company from time to time maintains cash balances at certain financial institutions in excess of Federally insured limits.

   Income Taxes

The Company is a Subchapter S corporation for income tax purposes, and accordingly, any income tax liabilities are the responsibility of the Company's shareholder. The Company's Subchapter S corporation status will terminate on consummation of the Merger as disclosed in Note 1. See Note 9 for information regarding the unaudited pro forma net loss tax information.

   Cash and Equivalents

For purposes of reporting cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Supplemental disclosures of cash flow information are as follows (in thousands):

                                                                                                             For the
                                                                                                        Period January 1,
                                                                            Year Ended December 31,           1996
                                                                          --------------------------         through
                                                                           1994                1995       May 20, 1996
                                                                          ------             -------      ------------
Cash paid for interest:
     Related parties ...........................................          $  114             $  140                 47
     Other .....................................................           2,548              3,605              1,157
Office equipment acquired through capital leases ...............              45                 35

NOTE 3 - REAL ESTATE INVENTORIES

Real estate inventories are summarized as follows (in thousands):

                                                   December  31,
                                               --------------------     May 20,
                                                1994         1995        1996
                                               -------      -------     -------
Work-in-progress:
     Sold homes under construction ......      $16,039      $ 7,507      $10,790
     Speculative homes ..................        9,863       15,627       15,447
                                               -------      -------      -------
                                                25,902       23,134       26,237
                                               -------      -------      -------
Land:
     Finished lots ......................       15,446       17,436       23,687
     Land under development .............        2,100        5,487
     Land and other costs ...............          729           --        1,403
                                               -------      -------      -------

                                                18,275       22,923       25,090
                                               -------      -------      -------
Models: .................................        3,499        3,616        4,905
                                               -------      -------      -------
          Total .........................      $47,676      $49,673      $56,232
                                               =======      =======      =======

Speculative homes and models include completed homes and homes under construction. Speculative construction represents homes built without an advance sales contract in order to accelerate closing. Completed homes include the allocation of land and development and other allocable costs. At May 20, 1996, the real estate inventories balance includes approximately $430,000 of capitalized general and administrative costs.

NOTE 4 - NOTES PAYABLE

     Notes payable are summarized as follows (in thousands):

                                                        December  31,
                                                      -----------------
                                                        1994     1995    May 20, 1996
                                                      -------   -------  ------------
Project specific construction loans ...............   $20,639   $16,685   $25,855
Conventional land acquisition and development loans    10,140    13,746    11,331
Subordinated notes and equity participation loans .    10,396    10,416    12,402
Unsecured lines of credit .........................        --       546       596
                                                      -------   -------   -------

                                                      $41,175   $41,393   $50,184
                                                      =======   =======   =======

Project specific construction loans and conventional land acquisition and development loans consist of land, land development, and construction loans primarily from financial institutions. These loans bear interest at annual rates ranging from 1% to 2% over prime (9.25% to 10.25% at May 20, 1996) and both principal and interest are normally paid at the time the related real estate properties are sold. The loan agreements include customary representations and covenants, including limitations on the maximum principal amount that can be outstanding at any time. All outstanding indebtedness under these facilities is collateralized by a lien on the related real estate inventories, and all of these loans are personally guaranteed by the Company's sole shareholder. At May 20, 1996, the Company was not in compliance with the reporting requirements of certain loan agreements with one of their financial institutions. As a result, this financial institution may, at its option, demand immediate payment of amounts outstanding under the respective loan agreement. However, the financial institution continued to advance additional funds to the Company and by December 31, 1996, the company was in compliance with these covenants.

Subordinated notes consist of notes from private investors, some of which are unsecured and some of which are collateralized by a lien on the Company's real estate inventories, and all of which are personally guaranteed by the Company's sole shareholder. Generally, these loans bear interest at a fixed annual rate of 12%, paid monthly. The unsecured notes entitle the holder to receive an additional 6% interest per annum payable at maturity of the note. These notes generally have maturities of six months, at which time the principal and all unpaid interest are due.

The Company has entered into a series of equity participation agreements and related notes payable with one private investor. Under these agreements, the Company had outstanding advances from this equity participant totaling approximately $6,097,000, $4,559,000 and $4,479,000 as of December 31, 1994 and
1995 and May 20, 1996, respectively, in the form of equity participation notes payable. The proceeds from these notes are used to acquire and develop various predetermined real estate properties and to construct homes in these developments.

In general, no interest is accrued on the principal balance of these notes, but rather, the note holder is entitled to a portion of the net profits of the development which collateralizes the note payable. However, at May 20, 1996, the Company had one equity participation note payable which requires that the private investor receive the greater of some minimal rate of return or a portion of the net profits of the development. At May 20, 1996, the Company has accrued approximately $289,000 in interest costs, all of which has been capitalized, related to this note since the development is in the start-up stage and net profits earned as of May 20, 1996 have been less than the minimum rate of return guaranteed the investor. Other than this note, only in the event of default in principal payment at maturity would interest be accrued at the rate of the greater of 3% over prime or 18%, retroactive to the origination date of the note. As of May 20, 1996, there have been no instances in which interest has been accrued on an equity participation note payable due to an event of default. The Company periodically reviews the expected profits and cash flows of developments with equity participation notes payable and would accrue interest on the notes if it determines that an event of default is probable. In general, equity participation notes payable have maturities within two years of origination.

Based upon the equity participation agreements, net profits of the individual developments are distributed, at the Company's discretion, as follows: (i) distributions are to repay the principal balance and interest, if applicable, of the equity participation note payable related to that development; and (ii) once the principal balance of the equity participation note payable for a development is repaid, net profits are distributed between the equity participant and the Company.

Maturities of notes payable at May 20, 1996 in future periods are as follows (in thousands):

            Year Ended December 31,
                 1996                          $31,165
                 1997                           16,249
                 1998                            2,770
                                              --------
                                              $ 50,184
                                              ========

The timing of repayments on these notes may differ from the above schedule due to the repayment of terms of these notes, described above, some of which may require earlier repayment.

Interest incurred and capitalized during the years ended December 31, 1994, 1995 and the period from January 1, 1996 to May 20, 1996 aggregated approximately $4,746,000, $6,597,000, and $2,183,000 respectively.

NOTE 5 - SHAREHOLDER'S EQUITY

The following is a summary of the authorized, issued and outstanding shares of the combined entities:

                                                                                                     Shares Issued
                                                                                                          and
                                                                                                     Outstanding
                                                                                                     December 31,
                                                                     Fair       Shares           -------------------         May 20,
                                                                     Value    Authorized         1994           1995          1996
                                                                     -----    ----------         ----           ----          ----
The Genesee Company .......................................        No par        100,000         2,000         90,000        90,000
The Genesee Company/Castle Pines, Ltd. ....................        $   1.00      10,000          1,000          1,000         1,000
Genesee Company of Michigan, Ltd. .........................        No par        10,000          1,000          1,000         1,000
Genesee Venture Corporation ...............................        $   1.00      10,000            100            100           100
Genesee Communities I, Inc. ...............................        $   1.00      10,000             --             --            --
Genesee Communities II, Inc. ..............................        $   1.00      10,000             --             --            --
Genesee Development Company ...............................        $   1.00      10,000             --             --            --

In 1995, the Company adopted an incentive stock option plan for certain employees. The plan allows the grant of options to purchase up to 10,000 shares of the Company's common stock. The exercise price is equal to the estimated fair value of the common stock at the date of grant. The options generally vest nine years after the date of grant, but the vesting period is accelerated upon a change in control or the occurrence of certain other events as specified in the plan agreement. No options were granted during the period ended May 20, 1996. Of the 10,000 options outstanding at December 31, 1995, 9,250 options were exercised on May 20, 1996 and 750 options were forfeited.

During 1995, options to purchase 10,000 shares of the Company's common stock were granted at an exercise price of $50.15 per share. All outstanding options were exercised on May 20, 1996.

SFAS No. 123, "Accounting for Stock-Based Compensation," issued in October 1995, established financial accounting and reporting standards for stock-based employee compensation plans. As permitted by SFAS No. 123, the Company elected to continue to use Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations, in accounting for its incentive stock option plan.

If the Company had elected to recognize compensation expense based on the fair value of the options granted as well as the vesting provisions of the options, net income for 1995 would have been reduced by $16,800. The fair value of the stock options on the date of grant was estimated using the Black-Scholes option pricing model with the following assumptions: no volatility, a risk free rate of 5.36%, an expected life of 7.5 months, and no dividend payouts.

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company has entered into an agreement with a company (from which the sole shareholder receives compensation for management services) to perform certain marketing and management activities on behalf of the Company. The Company pays a management fee consisting of a fixed monthly fee, plus an additional fee of 0.5% of gross sales, as defined in the management agreement. For the years ended December 31, 1994 and 1995 the Company has recorded approximately $356,000 and $98,000 in management fees for services performed under this agreement. The marketing and management services provided pursuant to the agreement were terminated as of January 1, 1996.

The Company provides management services for three entities owned by the sole shareholder of the Company. The Company is compensated by these related entities based upon time spent performing services on their behalf. For the years ended December 31, 1994 and 1995, the Company recognized management fee revenues of approximately $13,000 and $25,000, respectively, for services provided. No such services were provided during 1996.

In 1991, the Company became a general partner in a limited partnership to purchase and develop land for resale. The Company had a 10% interest in the partnership prior to the transfer of its interest in the partnership at book value effective January 1, 1993, to a company from which the sole shareholder receives compensation for management services. The Company receives a monthly management fee from the partners for work performed on behalf of the partnership. The Company recognized approximately $90,000 in 1994 in management fees under this agreement. No fees were recognized in 1995 and 1996.

During 1993, the Company began receiving a two-part management fee from the partnership for oversight of the development of a land parcel on behalf of the partnership. The Company is entitled to a management fee equal to 4% of the cost of developing the parcel, plus an additional fee equal to 1 1/2% of gross sales of lots on this parcel. In 1994, 1995 and 1996, the Company recognized approximately $12,000, $6,000 and $3,000, respectively, in management fee income under these arrangements. The Company is also entitled to a marketing fee of 4% of gross sales of lots on this parcel, but the Company has allowed a company, which actually markets the lots and from which the sole shareholder receives compensation for management services, to receive this fee directly from the partnership with no impact on the combined financial statements of the Company.

The Company has also entered into several agreements to purchase land from the limited partnership at estimated fair market value. During 1994, the Company purchased approximately $2,702,000 in land from the partnership for future home construction. No land was purchased under these agreements during 1995 or 1996.

The Company pays a fee to an entity owned by the sole shareholder of the Company based on the number of homes closed in a particular development as compensation for assistance in negotiations related to the purchase of the land for the development. In 1994, 1995 and 1996, the Company paid approximately $145,000, $5,000 and $0, respectively, in compensation to this entity which has been recognized as a cost of sales in the combined financial statements of the Company.

Receivables from related parties represent non-interest bearing advances and notes to the shareholder and related entities. Such amounts are generally due on demand or within one year.

The Company has made home sales to several employees, for which sales revenue and the related cost of sales have been included in the accompanying combined Statements of Operations. For the years ended December 31, 1994, 1995 and the period January 1, 1996 through May 20, 1996, the Company has recognized revenues of approximately $454,000, $0 and $443,000, respectively, and cost of sales of approximately $405,000, $0 and $363,000, respectively, in connection with these sales.

NOTE 7 - EMPLOYEE BENEFIT PLAN

The Company maintains a contributory profit sharing plan established pursuant to the provisions of Section 401(k) of the Internal Revenue Code, which provides retirement benefits for eligible employees of the Company. The Company may make annual discretionary contributions to the plan. Discretionary contributions of $150,000 were made in December 31, 1994. No discretionary contributions were made by the Company for the year ended December 31, 1995 and the period from January 1, 1996 through May 20, 1996.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

The Company leases office space at one of its locations on a month-to-month basis from a company wholly-owned by the sole shareholder. Office rent expense under this lease aggregated $94,000, $102,000 and $42,000 for the years ended December 31, 1994, 1995 and the period from January 1, 1996 through May 20, 1996, respectively. The Company also leases office space at two other locations from non-related parties; office rent expense under these leases aggregated approximately $17,000, $20,000 and $10,000 for the years ended December 31, 1994, 1995 and the period from January 1, 1996 through May 20, 1996, respectively. Total minimum rental commitments at May 20, 1996 are approximately $78,000 and $7,000 for the remainder of 1996 and 1997, respectively.

The Company leases certain office equipment under agreements classified as capital leases. Office equipment under these leases has a cost of $196,000, $206,000 and $207,000 and accumulated depreciation of approximately $52,000, $81,000 and $97,000 as of December 31, 1994 and 1995 and as of May 20, 1996,
respectively. The following is a schedule of future minimum lease payments (in thousands) under capital leases at May 20, 1996:

Year ended December 31,
-----------------------
                 1996..................................   $31
                 1997..................................    24
                 1998..................................     9
                                                          ---
                                                          $64
                                                          ===

The Company is involved in various routine legal proceedings incidental to the conduct of its normal business operations. The Company's management believes that none of these legal proceedings will have a material adverse impact on the financial condition or results of operations of the Company.

NOTE 9 - UNAUDITED PRO FORMA NET LOSS

The following unaudited pro forma income tax information is presented in accordance with SFAS No. 109, "Accounting for Income Taxes," as if the Company had been a C Corporation subject to Federal and state income taxes for period from January 1, 1996 through May 20, 1996.

                                                              For the
                                                       Period January 1, 1996
                                                              through
                                                           May 20, 1996
                                                       ----------------------

     Net loss before pro forma adjustments,
        per statement of operations                           $(1,169)
     Pro forma adjustment:
        Provision for income taxes at estimated
           effective rate of 40%                                  468
                                                              -------

     Pro forma net loss                                       $(1,637)
                                                              =======

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and
Shareholders of Solaris Development Corporation


In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Solaris Development Corporation at May 20, 1996 and the results of their operations and their cash flows for the period January 1, 1996 through May 20, 1996 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

As discussed in Note 1, Solaris Development Corporation was acquired by The Fortress Group, Inc. on May 20, 1996.



PRICE WATERHOUSE, LLP

Raleigh, North Carolina
December 11, 1996

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
 Solaris Development Corporation

We have audited the accompanying consolidated balance sheets of Solaris Development Corporation as of December 31, 1995 and 1994, and the related consolidated statements of income, shareholders' equity, and cash flows for the years then ended (not separately presented herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Solaris Development Corporation as of December 31, 1995 and 1994, and the consolidated results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



                                             ERNST & YOUNG LLP

Raleigh, North Carolina
February 10, 1996

                         REPORT OF INDEPENDENT AUDITORS


The Members
Sunstar Mortgage Limited Liability Company


We have audited the accompanying balance sheet of Sunstar Mortgage Limited Liability Company (a North Carolina limited liability company) as of December 31, 1995 and the related statements of income, members' equity, and cash flows for the period from March 1, 1995 (inception) to December 31, 1995 (not separately presented herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sunstar Mortgage Limited Liability Company at December 31, 1995, and the results of its operations and cash flows for the period from March 1, 1995 (inception) to December 31, 1995, in conformity with generally accepted accounting principles.




                                                ERNST & YONG LLP


Raleigh, North Carolina
February 9, 1996

                                          SOLARIS DEVELOPMENT CORPORATION
                                            CONSOLIDATED BALANCE SHEETS
                                                  (In thousands)



                                                                                                December 31,
                                                                                            ---------------------
                                                                                             1994          1995       May 20, 1996
                                                                                            -------       -------     ------------
                                                      ASSETS
Housing inventory (Note 3)                                                                  $14,784       $14,299       $18,717
Cash                                                                                          1,381           876         1,214
Related party accounts receivable (Note 7)                                                      122           164           241
Other assets, net of accumulated amortization of
     $13,652, $14,022 and $14,207, respectively                                                 189           612           207
Property and equipment, net                                                                     367           485           455
                                                                                            -------       -------       -------
              Total assets                                                                  $16,843       $16,436       $20,834
                                                                                            =======       =======       =======


                                       LIABILITIES AND SHAREHOLDERS' EQUITY


Accounts payable and other liabilities                                                      $ 3,055       $ 1,591       $ 2,395
Lines of credit (Note 6)                                                                      1,626         2,864         1,358
Notes payable (Note 4)                                                                        9,243         8,145        13,457
Customer deposits                                                                               393           460           688
                                                                                            -------       -------       -------
              Total liabilities                                                              14,317        13,060        17,898
Minority interest                                                                             1,346         1,295         1,383
Shareholders' equity:
     Common stock, no par value, 100,000 shares
         authorized, 3,000 shares issued and outstanding                                          1             1             1
     Retained earnings                                                                        1,179         2,080         1,552
                                                                                            -------       -------       -------
              Total shareholders' equity                                                      1,180         2,081         1,553
                                                                                            -------       -------       -------

Commitments (Note 8)

              Total liabilities and shareholders' equity                                    $16,843       $16,436       $20,834
                                                                                            =======       =======       =======

              The accompanying notes are an integral part of these
                              financial statements.

                         SOLARIS DEVELOPMENT CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                 (In thousands)

                                                                                                                 For the Period
                                                                                 Year Ended December 31,         January 1, 1996
                                                                                 -----------------------              through
                                                                                 1994               1995           May 20, 1996
                                                                                 ----               ----           ------------
Revenue:
     Residential homebuilding revenue                                           $33,198            $42,564            $11,747
     Interest income                                                                 16                 37
     Other revenue                                                                                      12                 43
                                                                                -------            -------            -------
         Total revenue                                                           33,214             42,613             11,790

Cost and expenses:
     Cost of sales                                                               26,258             33,792              9,863
     General and administrative                                                   1,764              2,691                725
     Selling and marketing                                                        2,745              3,353                999
     Interest                                                                        42                 40
                                                                                -------            -------            -------
                                                                                 30,809             39,876             11,587
                                                                                -------            -------            -------

         Net operating income                                                     2,405              2,737                203

Other expenses:
     Minority interest in income of subsidiaries                                    907                745                 89
                                                                                -------            -------            -------
Net income                                                                      $ 1,498            $ 1,992            $   114
                                                                                =======            =======            =======
Unaudited pro forma net income (Note 11)                                                                              $    68
                                                                                                                      =======

              The accompanying notes are an integral part of these
                              financial statements.

                         SOLARIS DEVELOPMENT CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (In thousands)

                                                                                                                     Total
                                                                            Common             Retained          Shareholders'
                                                                            Stock              Earnings             Equity
                                                                           -------             --------             -------
Balance at December 31, 1993                                               $     1             $   833              $   834
     Net income                                                                 --               1,498                1,498
     Distributions to shareholders                                              --                (766)                (766)
     Redemption of common stock (Note 10)                                       --                (386)                (386)
                                                                           -------             -------              -------
Balance at December 31, 1994                                                     1               1,179                1,180
     Acquisition of mortgage company                                                                25                   25
     Net income                                                                 --               1,992                1,992
     Distributions to shareholders                                              --              (1,116)              (1,116)
                                                                           -------             -------              -------
Balance at December 31, 1995                                                     1               2,080                2,081
     Net income                                                                 --                 114                  114
     Distributions to shareholders                                              --                (642)                (642)
                                                                           -------             -------              -------

Balance at May 20, 1996                                                    $     1             $ 1,552              $ 1,553
                                                                           =======             =======              =======

              The accompanying notes are an integral part of these
                              financial statements.

                         SOLARIS DEVELOPMENT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                                                  For the Period
                                                                                  Year Ended December 31,        January 1, 1996
                                                                                 --------------------------          through
                                                                                   1994              1995          May 20, 1996
                                                                                 --------          --------        ------------
Cash flows from operating activities
   Net income                                                                    $  1,498          $  1,992          $    114
   Adjustments to reconcile net income to net cash
      (used in) provided by operating activities:
         Depreciation and amortization                                                 82               156                73
         Minority interest                                                            907               745                89
         Gain on sale of asset                                                         --                (2)               --
         Changes in operating assets and liabilities:
             Related party accounts receivable                                        (94)              (42)              (77)
             Other assets                                                             181              (423)              404
             Land under development and improved lots                              (2,685)           (2,499)            2,786
             Homes under construction                                              (4,495)            2,984            (7,204)
             Accounts payable and other liabilities and customer
                deposits                                                            2,942            (1,397)            1,031
             Related party payables                                                   (73)               --                --
                                                                                 --------          --------          --------

         Net cash (used in) provided by operating activities                       (1,737)            1,514            (2,784)

   Cash flows from investing activities
      Purchases of property and equipment                                            (208)             (302)              (51)
      Proceeds from sale of property and equipment                                     --                26                10
                                                                                 --------          --------          --------

         Net cash used in investing activities                                       (208)             (276)              (41)

   Cash flows from financing activities
      Payments on bank lines of credit                                             (1,777)           (2,176)           (2,225)
      Proceeds from bank lines of credit                                            3,404             3,413               718
      Payments on notes payable                                                   (24,588)          (31,526)          (15,771)
      Proceeds from notes payable                                                  26,704            30,428            21,083
      Investment in mortgage company                                                                     25
      Distributions to shareholders                                                  (766)           (1,116)             (642)
      Distributions to minority interest                                             (340)             (437)               --
      Return of capital to minority interest                                           --              (354)               --
                                                                                 --------          --------          --------

         Net cash provided by (used in) financing activities                        2,637            (1,743)            3,163
                                                                                 --------          --------          --------

      Net increase (decrease) in cash                                                 692              (505)              338
      Cash, beginning of period                                                       689             1,381               876
                                                                                 --------          --------          --------
      Cash, end of period                                                        $  1,381          $    876          $  1,214
                                                                                 ========          ========          ========

      Supplemental disclosure of cash flows information:
      Cash paid during the period for interest                                   $    648          $  1,059          $    329
                                                                                 ========          ========          ========

     Supplemental disclosure of noncash financing activities

     Excluded from the consolidated 1994 statement of cash flows was the effect of a non-cash transaction in which the Company incurred $386,228 of notes payable to a former shareholder in conjunction with the redemption of this individual's 1,000 shares of common stock (Note 10).

              The accompanying notes are an integral part of these
                              financial statements.

                         SOLARIS DEVELOPMENT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BUSINESS AND ORGANIZATION

Solaris Development Corporation (the Company) was formed in 1985 for the purpose of developing land and building subdivisions featuring affordable custom built homes in the Raleigh, Durham, Chapel Hill region of North Carolina. The consolidated financial statements include the accounts of the Company, the Company's interest in the Village Lakes and the Park Village joint ventures and Sunstar Mortgage Limited Liability Company. These entities are related through common ownership and management.

The Company and its shareholders have entered into a definitive agreement with The Fortress Group, Inc. ("Fortress") pursuant to which the Company merged with Fortress (the Merger) on May 20, 1996. All outstanding shares of the Company were exchanged for cash and shares of Fortress's common stock concurrent with the consummation of the initial public offering of Fortress Group. Subsequent to the merger, the Company purchased the remaining 34% interest in the Park Village joint venture and repaid most outstanding notes payable and lines of credit using proceeds received from Fortress.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Basis of Presentation

The consolidated financial statements include the accounts of entities described in Note 1. All significant intercompany accounts and transactions have been eliminated in consolidation. As of May 20, 1996, the Company owned a 50% interest in the Village Lakes joint venture and a 66% interest in the Park Village joint venture. All significant intercompany balances and transactions have been eliminated in consolidation. The Company consolidates its 50% interest in the Village Lakes joint venture since it is the managing partner of the venture. Solaris has full responsibility and complete discretion in the management and control of the business of the venture and makes all decisions regarding the management and affairs of the venture.

Minority interest as of December 31, 1994 and 1995 and May 20, 1996 includes the 50% interest in the Village Lakes joint venture and the 34% interest in the Park Village joint venture owned by various other parties.

   Revenue Recognition

Residential home sales are recognized when all conditions precedent to closing have been fulfilled and title has passed to the buyer. The Company generally enters into contracts of sale for its houses in advance of their construction. The Company's standard residential sales contract generally requires the customer to make an earnest money deposit which is recognized as a liability until the sale closes.

   Other Assets

Other assets consist of earnest money deposits, land options, organizational costs, deferred offering costs and other deposits. The organizational costs are amortized using the straight-line method over a five year period.

   Property and Equipment

Property and equipment are carried at cost less accumulated depreciation and are depreciated using the straight line method over the estimated useful lives of the assets which range from three to five years. Significant additions and improvements are capitalized, while expenditures for repairs and maintenance are changed to operations as incurred.

   Income Taxes

The Company has elected S Corporation status. All federal and state income tax liabilities are accordingly the responsibility of the shareholders rather than the Company and are, therefore, not recorded at the Company level. The Company's S Corporation status will terminate on consummation of the Merger disclosed in
Note 1. See Note 11 for information regarding the pro forma income tax disclosure.

   Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   Risks and Uncertainties

As of May 20, 1996, the Company had incurred and capitalized approximately $484,000 in costs related to a planned urban development, the future development of which is contingent upon the Company securing financing to exercise its land purchase option and obtaining appropriate infrastructure and regulatory approvals. These costs are recorded as "housing inventory" in the accompanying balance sheet. Management expects this development project to proceed as planned. However, should financing and other contingencies not be successfully resolved, the Company may not recover its capitalized costs.

   Advertising Expense

The cost of advertising is expensed as incurred. The Company incurred approximately $242,000, $261,000, and $201,000 in advertising costs during 1994, 1995, and 1996, respectively.

   Reclassifications

Certain prior amounts in the financial statements have been reclassified to conform with current classifications. These reclassifications did not result in any changes in net income or shareholders' equity as previously reported.

NOTE 3 - REAL ESTATE INVENTORIES

Real estate inventories are summarized as follows (in thousands):

                                                        December 31,
                                               ------------------------------
                                                1994                    1995            May 20, 1996
                                               -------                -------           ------------
Work-in-progress
     Sold homes                                $ 6,243                $ 4,357             $ 8,664
     Speculative homes                           2,443                  1,177               4,039
                                               -------                -------             -------
                                                 8,686                  5,534              12,703
                                               -------                -------             -------
Land
     Finished lots                                                                          2,618
     Land under development                      4,373                  6,416                 984
     Land and other costs                                                 455                 484
                                               -------                -------             -------
                                                 4,373                  6,871               4,086

Model homes                                      1,725                  1,894               1,928
                                               -------                -------             -------
         Total                                 $14,784                $14,299             $18,717
                                               =======                =======             =======

Models are constructed to assist in the marketing effort of a development and speculative construction represents non-model homes either under construction or completed which are not subject to a sales contract.

NOTES 4 - NOTES PAYABLE AND CONSTRUCTION LOANS

Notes payable and construction and development loans consist of the following (in thousands):

                                                                                            December 31,
                                                                                       ---------------------
                                                                                       1994             1995          May 20, 1996
                                                                                       ----             ----          ------------
Construction and development payable
     Notes payable to financial institution collateralized by a deed of trust on real property with interest at prime plus 1% (9.25% at May 20, 1996).
     Interest and  principal are due on demand.                                       $5,160           $1,514              $2,481

Notespayable to bank, collateralized by a deed of trust on real property and personal guarantees by the shareholders of the Company with interest at prime plus 3/4% (9% at May 20, 1996). Interest and principal are due on
     demand.                                                                           1,744            2,068               2,288

Notespayable to bank, collateralized by a deed of trust on real property and personal guarantees by the shareholders of the Company with interest at prime plus 1% (9.65% at December 31, 1995). Interest and principal are due
     on demand.                                                                        1,695           3,910

Notespayable to bank, collateralized by a deed of trust on real property and personal guarantees by the shareholders of the Company with interest at prime plus 1/2 % (8.75% at May 20, 1996). Interest and principal are due on demand.

Other notes payable                                                                       --              224               8,331

Notespayable to former shareholder, collateralized by a 25% equity interest in the Company with interest at 6%, due in quarterly installments of $22,496
     through January 1999.                                                                318             245                 227

Other notes payable                                                                       326             184                 130
                                                                                       ------          ------             -------
                                                                                       $9,243          $8,145             $13,457
                                                                                       ======          ======             =======


Principal maturities of the above indebtedness during the remainder of 1996 and subsequent years are as follows (in thousands):

Year ended December 31,

     1996                                                    $   13,188
     1997                                                           113
     1998                                                           119
     1999                                                            36
     2000                                                             1
                                                             ----------
                                                             $   13,457
                                                             ==========

The Company incurred interest costs of approximately $647,900 in 1994, $1,058,581 in 1995, and $359,099 from January 1, 1996 through May 20, 1996. Of these amounts approximately $77,000, $171,503, and $80,300 were capitalized to land under development and improved lots and approximately $529,200, $847,455 and $278,800 were capitalized to homes under construction for the years ended December 31, 1994 and 1995 and the period January 1, 1996 through May 20, 1996, respectively.

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows (in thousands):

                                  December 31,
                                                   ------------------------------
                                                      1994                  1995         May 20, 1996
                                                   ---------              -------        ------------
Automobiles                                               50                   57              57
Computer equipment                                         5                   12              12
Office equipment and furniture                            64                   93              99
Model home furniture displays                            483                  692             728
                                                   ---------              -------         -------
                                                         602                  854             896
Less accumulated depreciation                           (235)                (369)           (441)
                                                   ---------              -------         -------
                                                   $     367              $   485         $   455
                                                   =========              =======         =======

NOTE 6 - LINES OF CREDIT

During 1994, the Company obtained a $4 million revolving line of credit from a bank for land development in the Park Village subdivision. This line of credit extends through the completion of the development of the entire tract, and bears interest at a rate of the bank's prime rate plus 3/4% (9.0% at May 20, 1996). Interest is payable monthly. Under this line of credit, the Company had outstanding at December 31, 1994 and 1995 and May 20, 1996, borrowings of $1,626,199, $1,537,964, and $450,021, respectively. The line of credit is collateralized by first and second deeds of trust on the land, guarantees of the Company, and limited personal guarantees of the individual owners in the joint venture.

During 1995, the Company obtained two additional lines of credit for $2 million and $2.1 million from banks for land development in the Preston Oaks and Lake Ridge Subdivisions. The lines of credit extend through the completion of the development of these subdivisions. The Preston Oaks line bears interest at prime plus 1/2% and the Lake Ridge line bears interest at prime plus 3/4% (9.0% at May 20, 1996). At May 20, 1996, the Company had outstanding borrowings of $400,900 and $507,144 for the Preston Oaks and Lake Ridge Subdivisions, respectively. The lines of credit are collateralized by deeds of trust on the land and personal guarantees by the shareholders of the Company.

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company conducts transactions with companies affiliated through investments in joint ventures. The Company records these related party transactions through its due to/due from accounts, which have been eliminated in consolidation.

As of December 31, 1994 and 1995 and May 20, 1996, accounts receivable from related parties were $122,417, $163,490 and $240,916, respectively. Of this amount, $107,512, $93,312, and $102,904 at December 31, 1994, 1995 and May 20,
1996, respectively, was due from a partner in one of the Company's joint ventures. The remainder of the 1996 balance of approximately $138,012 is due from Fortress for reimbursement of expenses incurred by the Company on their behalf. These receivables represent verbal agreements between the entities and are payable on demand.

The Company entered into an office lease agreement with an affiliated company on November 1, 1995. Rent expense related to this agreement was approximately $13,000 for the year ended December 31, 1995 and $32,500 from January 1, 1996 through May 20, 1996.

NOTE 8 - EMPLOYEE BENEFIT PLANS

The Company participates in a 401(k) plan under which employees can, after one-half year of service, contribute a percentage of their gross salary up to a maximum of $9,240 for 1994 and $9,500 for both 1995 and 1996. The Company made matching contributions totaling $30,827, $29,786, and $37,900 to the Plan during the years ended December 31, 1994 and 1995 and the period January 1, 1996 through May 20, 1996, respectively. The Company did not incur any plan administrative expenses during 1994, 1995 or 1996, as these expenses were offset against forfeitures.

NOTE 9 - LEASES

The Company rents its facilities and certain office equipment under operating leases. Future minimum lease payments under the leases, which have remaining terms in excess of one year, are as follows:

     May 21 - December 31, 1996                                $114
     Year ended December 31,
              1997                                              158
              1998                                              129
              1999                                              123
              2000                                               98
                                                               -----
                                                               $622
                                                               =====

Total rent expense for the years ended December 31, 1994 and 1995 and from January 1, 1996 through May 20, 1996 was $96,901, $148,444, and $96,000, respectively.

NOTE 10 - COMMON STOCK

Effective January 1, 1994, the Company redeemed all 1,000 shares of common stock, held by a shareholder resulting in a decrease in retained earnings of $386,228. In conjunction with this transaction, the Company incurred a note payable to the former shareholder collateralized by the redeemed stock in the amount of $386,228, of which $317,898, $245,376 and $226,560 is outstanding as of December 31, 1994 and 1995 and May 20, 1996, respectively. This transaction did not result in any gain or loss for the Company.

On January 1, 1994, the Company entered into a contract with this same former shareholder whereby the Company agreed to pay the individual a consulting fee in the amount of $300,000 payable in sixty monthly installments of $5,000.

NOTE 11 - UNAUDITED PRO FORMA NET INCOME

The following unaudited pro forma income tax information is presented in accordance with SFAS No. 109, "Accounting for Income Taxes," as if the Company had been a C Corporation subject to Federal and state income taxes for the period from January 1, 1996 through May 20, 1996.


                                                          For the Period
                                                       January 1, 1996 through
                                                            May 20, 1996
                                                       -----------------------

Net income before pro forma adjustment,
   per statement of income                                       $114
Pro forma adjustment:
   Provision for income taxes at estimated
      effective rate of 40%                                       (46)
                                                                 ----
Pro forma net income                                             $ 68
                                                                  ===