Form 10-Q
period 1997-03-31
FORTRESS GROUP INC
filed 1997-05-15
CIK 1010607

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended: March 31, 1997

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Transition Period from _________to _________.


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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         As of May 12, 1997, there were outstanding 11,829,309 shares of common stock, par value $.01, of the registrant.

                            THE FORTRESS GROUP, INC.

                          QUARTER ENDED MARCH 31, 1997


                                      INDEX
                                                                     PAGE
                                                                     ----

PART I - FINANCIAL INFORMATION

   Item 1.

           The Fortress Group, Inc.
                    Consolidated Balance Sheet                          3
                    Consolidated Statement of Operations
                      (unaudited)                                       4
                    Consolidated Statement of Changes in
                      Shareholders' Equity (unaudited)                  5
                    Consolidated Statement of Cash Flows
                      (unaudited)                                       6
                    Notes to Consolidated Financial Statements
                      (unaudited)                                       7



   Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations.                                                 10


PART II - OTHER INFORMATION

   Item 6. Exhibits and Reports on Form 8-K.                           16
             (a)     Exhibits.
             (b)     Reports on Form 8-K.

SIGNATURES                                                             17

EXHIBIT INDEX                                                          18

                            THE FORTRESS GROUP, INC.
                           CONSOLIDATED BALANCE SHEET
                (Dollars in thousands, except per share amounts)


                                                      ASSETS

                                                                            March 31,          December 31,
                                                                              1997                 1996
                                                                            --------           ------------
                                                                           (unaudited)

Cash and cash equivalents                                                  $  12,212              $ 16,212
Accounts receivable                                                           11,523                10,700
Due from related parties                                                       6,202                 5,176
Real estate inventories                                                      164,057               144,106
Property and equipment, net                                                    4,593                 3,543
Prepaid expenses and other assets                                             19,685                10,355
Goodwill, net                                                                  8,528                 3,641
                                                                          ----------             ---------
        Total assets                                                        $226,800              $193,733
                                                                          ==========             =========

                                       LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and construction liabilities                               $ 10,603            $    8,526
Notes and mortgages payable                                                  162,023               140,136
Due to related parties                                                            79                    27
Accrued expenses                                                               8,951                 8,525
Customer deposits                                                              5,515                 4,259
                                                                          ----------             ---------
        Total liabilities                                                    187,171               161,473
                                                                          ----------             ---------
Minority interest                                                                291                   274
                                                                          ----------             ---------
Shareholders' equity
     Preferred Series A stock, $.01 par value, 2 million shares authorized, 10,000 issued and outstanding ($1 million
        aggregate liquidation preference)
      Preferred Series B stock, $.01 par value, 40,000 shares
        authorized, 12,000 shares issued and outstanding ($1.2
        million aggregate liquidation preference)
     Preferred Series C Stock, $.01 par value, 70,000 shares                       1
        authorized, 60,000 shares issued and outstanding
        ($6 million aggregate liquidation preference)
     Common stock, $.01 par value, 50 million authorized,
        11,764,309 and 11,762,675 issued and outstanding                         118                   118
     Additional paid-in capital                                               30,209                23,808
     Retained earnings                                                         9,010                 8,072
     Treasury stock, at cost, 66 and 1,700 shares                                                      (12)
                                                                          ----------              --------
        Total shareholders' equity                                            39,338                31,986
                                                                          ----------              --------
        Total liabilities and shareholders' equity                          $226,800              $193,733
                                                                          ==========              ========




   The accompanying notes are an integral part of these financial statements.

                            THE FORTRESS GROUP, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
           (Unaudited, dollars in thousands, except per share amounts)



                                                                   For the Three Months Ended March 31,
                                                    -------------------------------------------------------------
                                                                                                  1996 Pro Forma
                                                                                                     Combined
                                                                                                    Predecessor
                                                        1997              1997 Pro Forma            Companies
                                                    ----------            ---------------          ----------
Revenue:
     Residential sales                              $   68,399              $   78,391               $  40,785
     Lot sales                                           1,666                   1,666                     477
     Other revenue                                                                                          50
                                                    ---------               ----------               ---------
        Total revenue                                   70,065                  80,057                  41,312
Cost of sales                                           59,598                  68,084                  34,753
                                                    ----------              ----------               ---------
Gross profit                                            10,467                  11,973                   6,559
Operating expenses:
     Selling expenses                                    4,548                   5,039                   2,843
     General and administrative expenses                 4,256                   4,559                   3,181
                                                    ----------              ----------               ---------
        Net operating income                             1,663                   2,375                     535
Other expense (income):
     Interest                                              206                     210                      48
     Minority interest                                      17                      17                      54
     Other, net                                           (173)                   (211)                   (139)
                                                    ----------              ----------               ---------
Income before provision for income taxes                 1,613                   2,359                     572
Provision for income taxes                                 618                     906                     202
                                                    ----------              ----------               ---------
Net income                                          $      995              $    1,453               $     370
                                                    ==========              ==========               =========

Net income per share                                $      .08              $      .12               $     .04
                                                    ==========              ==========               =========

Weighted average shares outstanding                 11,799,874              11,879,874               8,464,375
                                                    ==========              ==========               =========





    The accompanying notes are an integral part of these financial statements

                            THE FORTRESS GROUP, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
        (Unaudited (except for December 31, 1996 balances), in thousands)


                                          Shares                  Amount            Additional                             Total
                                          ------                  ------             Paid-In     Retained   Treasury   Shareholders'
                                  Preferred     Common     Preferred      Common     Capital     Earnings     Stock       Equity
                                  ---------     ------     ---------      ------     -------     --------     -----       ------
Balance at December 31, 1996          10       11,763                       $118     $23,808     $  8,072     $(12)        $31,986
   Issuance of preferred stock        72                      $   1                    6,399                                 6,400
   Preferred stock dividends                                                                          (27)                     (27)
   Dividends declared                                                                                 (30)                     (30)
   Purchase of stock                              (23)                                                        (130)           (130)
   Reissuance of treasury stock                    24                                      2                   142             144
   Net income                                                                                         995                      995
                                      --         ----          ----         ----     -------     --------     ----           -----

Balance at March 31, 1997             82       11,764         $   1         $118     $30,209     $  9,010     $  0         $39,338
                                     ===      =======        ======         ====     =======     ========     ====         =======


                            THE FORTRESS GROUP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Unaudited, in thousands)


                                                                      For the Three Months Ended March 31,
                                                                      ------------------------------------
                                                                                                  1996
                                                                                                Combined
                                                                          1997            Predecessor Companies
                                                                          ----            ---------------------
Cash flows from operating activities
   Net income                                                            $   995               $     986
  Adjustments to reconcile net income to net cash used in
     operating activities:
       Depreciation and amortization                                         619                     151
       Minority interest                                                      17                      54
       Loss on sale of property and equipment                                 11
       Changes in operating assets and liabilities
           Related parties and other receivables                            (489)                   (565)
           Real estate inventories                                        (3,068)                (10,543)
           Prepaid expenses and other assets                              (1,876)                   (300)
           Accounts payable and accrued construction liabilities            (451)                 (1,319)
           Accrued expenses                                                  224                    (812)
           Customer deposits                                                 537                   1,483
                                                                       ---------                 -------
              Net cash used in operating activities                       (3,481)                (10,865)
                                                                       ---------                 -------

Cash flows from investing activities
   Acquisition of Hutson, net of acquired cash                            (8,946)
   Purchase of property and equipment                                       (888)                    (27)
   Proceeds from sale of property and equipment                               41                      10
                                                                      ----------                --------
              Net cash used in investing activities                       (9,793)                    (17)
                                                                      ----------                --------

Cash flows from financing activities
   Borrowings under notes and mortgages payable                           47,849                  34,204
   Repayment of notes and mortgages payable                              (38,418)                (23,143)
   Related party borrowings                                                                          584
   Repayments of related party borrowings                                    (27)                   (837)
   Capital contributions                                                                              83
   Capital distributions                                                                            (694)
   Purchase of treasury stock                                               (130)
   Transaction costs                                                                                (328)
                                                                      ----------               ---------

              Net cash provided by financing activities                    9,274                   9,869
                                                                      ----------               ---------

Net decrease in cash and cash equivalents                                 (4,000)                 (1,013)
Cash and cash equivalents, beginning of period                            16,212                   2,710
                                                                      ----------                --------
Cash and cash equivalents, end of period                               $  12,212                $  1,697
                                                                      ==========                ========


    The accompanying notes are an integral part of these financial statements

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

Four homebuilding companies were acquired by Fortress simultaneous with the closing of its initial public offering on May 21, 1996 (the Offering) including Buffington Homes, Inc. (Buffington), Christopher Homes and Affiliates (Christopher), The Genesee Company (Genesee), and Solaris Development Corporation (Sunstar). The companies as a group are referred to as the Predecessor Companies.

Fortress has made additional acquisitions of Landmark Homes, Inc. ("Landmark") on August 31, 1996, Brookstone Homes, Inc. ("Brookstone") on December 31, 1996 and D.W. Hutson Construction Company ("Hutson") on February 28, 1997.

The accompanying consolidated financial statements of Fortress have been prepared by the Company. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes the disclosures made are adequate to make the information presented not misleading. However, the financial statements should be read in conjunction with the financial statements of the Company and notes thereto included in the 1996 Annual Report on Form 10-K.

In the opinion of the Company, the accompanying unaudited financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of The Fortress Group, Inc. at March 31, 1997 and the results of operations for the three months ended March 31, 1997 (actual and pro forma) and 1996 (pro forma) and cash flows for the three months ended March 31, 1997 and 1996. Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonable and short-term variations.

NOTE 2 - BASIS OF PRESENTATION

The consolidated balance sheet of the Company at December 31, 1996 consists of Fortress and its subsidiaries (the Predecessor Companies and the 1996 acquired companies, Landmark and Brookstone). The consolidated balance sheet at March 31, 1997 and the consolidated statements of operations, of shareholders' equity and of cash flows are unaudited and include the results of Fortress, its subsidiaries and Hutson from the date of acquisition.

The unaudited pro forma consolidated statement of operations for the three months ended March 31, 1997 includes the actual results of Fortress and its subsidiaries from the date of their acquisitions plus a pro forma adjustment for the results of operations of 1997 acquired company Hutson from January 1, 1997 through acquisition date. The unaudited pro forma consolidated statement of operations for the three months ended March 31, 1996 includes the actual results of the Predecessor Companies plus pro forma adjustments for the following items:
a) adjustments for the increased expenses for corporate operating activities related to the newly formed public entity, and b) adjustment to reflect the calculation of a provision for income taxes as if the Predecessor companies were combined and subject to the effective federal statutory income tax rate throughout the period. The unaudited statement of cash flows for the three months ended March 31, 1996 includes the actual results of the Predecessor Companies.

Due to the substantial continuing interests in the Company of the former stockholders of the Predecessor Companies, the acquisition in May 1996 of the Predecessor Companies has been accounted for on a historical cost basis. The purchase prices of the acquired companies Landmark, Brookstone, and Hutson in excess of book value were allocated first to record the assets and liabilities at fair value on acquisition date; the remaining purchase prices were recorded as goodwill.

NOTE 3 - REAL ESTATE INVENTORIES

Real estate inventories are summarized as follows (in thousands):


                                                                            March 31,      December 31,
                                                                              1997             1996
                                                                              ----             ----
                                                                           (unaudited)

     Work-in-progress                                                      $  94,529           $ 83,216
     Model homes                                                               6,314             11,280
     Finished lots                                                            38,065             34,671
     Land under development                                                   23,921             13,930
     Unimproved land held for development                                      1,228              1,009
                                                                           ---------           --------
                                                                           $ 164,057           $144,106
                                                                           =========           ========

NOTE 4- INTEREST

Information regarding interest is as follows (in thousands):

                                                                      For the Three Months Ended March 31,
                                                                      -----------------------------------
                                                                            1997             1996
                                                                            ----             ----
                                                                        (unaudited)      (unaudited)

     During the periods:
        Interest incurred                                                  $  5,002          $  3,377
        Interest capitalized                                                ( 4,796)          ( 3,329)
        Interest amortized to cost of sales                                   3,195             2,005
                                                                           --------          --------
           Total interest expensed in statement of operations              $  3,401          $  2,053
                                                                           ========          ========
     At the end of the periods:
        Capitalized interest in ending inventory                           $ 13,985          $  8,644
                                                                           ========          ========



NOTE 5 - NOTES AND MORTGAGES PAYABLE

Notes and mortgages payable consist of the following (in thousands):



                                                                            March 31,      December 31,
                                                                              1997             1996
                                                                              ----             ----
                                                                           (unaudited)

     13.75% Senior Notes due 2003                                          $ 100,000           $100,000
     Project specific land, land development and
        construction loans                                                    59,786             38,613
     Other loans                                                               2,237              1,523
                                                                           ---------           --------
                                                                           $ 162,023           $140,136
                                                                           =========           ========


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

The loan agreements for project specific land, land development and construction loans are secured by a lien on the applicable residential development project or a specific unit under construction. Repayment of the loans are generally due upon sale of the collateral property. The loans bear interest at annual variable rates ranging from .5% to 2% over prime rate.

Other loans consist primarily of debt financed corporate insurance policies which bear interest at 6.9%.

NOTE 6 - SUBSEQUENT EVENTS

Aquisitions
     Effective April 1, 1997, the Company acquired the stock of and related partnership interests in Wilshire Homes, a homebuilding company operating in the areas of Austin and San Antonio, Texas. The final purchase price was approximately $16.7 million, comprised of approximately $2.9 million in cash and common stock and debt assumption of approximately $13.8 million.

     In April 1997, the Company signed a definitive agreement to acquire the stock of and the related interests in Woodside Homes Corporation ("Woodside"). The transaction price of $126.5 million consists of $67.5 million in cash, $2.5 million in notes, $2.5 million in options for The Fortress Group, Inc.'s common stock and $54.0 million in assumed debt. The Company intends to finance the cash portion of the transaction through the issuance of $25.0 million in convertible preferred stock and up to $42.5 million in newly issued senior notes. The Company is currently negotiating these facilities. Woodside, based in Salt Lake City, Utah, has homebuilding operations in Utah, Nevada, and Arizona.

Senior Note Indenture
     In April, 1997, the Company began soliciting the written consent of registered holders of its 13.75% Senior Notes due 2003 to proposed amendments to the Indenture under which the Senior Notes were issued. The proposed amendments are intended to give the Company greater flexibility to continue its growth strategy.

The Genesee Company
     On March 31, 1997, the company's subsidiary, The Genesee Company ("Genesee"), closed on a transaction pursuant to which it sold a certain purchaser 11 model homes and concurrently leased back the model homes. Pursuant to the terms of the sale, Genesee was to receive cash and a note secured by a second mortgage on the model homes and by a lien on certain other collateral. Genesee recorded in the quarter ended March 31, 1997 revenue of approximately $3 million and a gain of approximately $410,000 with respect to the sale of the model homes.

     During April, Genesee discovered that the title company handling the closing had recorded deeds conveying the model homes to the purchasers and recorded first mortgages securing indebtedness incurred by the purchasers in connection with their purchase of the model homes notwithstanding the fact that the purchasers had failed to deliver to the title company certain collateral required by the terms of the transaction to secure the purchaser's note issued to Genesee.

     Certain of the funds paid at closing have been disbursed to brokers, counsel and others. A suit has been filed in the District Court for the City and County of Denver seeking a judicial determination of who is entitled to the proceeds of the transaction, and Genesee has also asserted claims in the suit against the purchasers, the title company, the brokers and a number of other participants in the transaction seeking damages. Pending a decision in such litigation, the remainder of the sale proceeds is being held by the court and in escrow by the title company. Also pending the outcome of the litigation, the purchasers, based upon Genesee's agreement to make the required payments on the first mortgage loan, have conveyed the title to the model homes to an affiliate of Genesee, subject to the first mortgage liens and the lease was canceled. Genesee understands that the title company maintains liability insurance, and the insurer has been notified of Genesee's claim. Accordingly, no reserve or adjustment has been made to the foregoing financial statements to reflect the uncertainty with respect to its claims in connection with the transaction.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

          The Fortress Group, Inc. was formed in June, 1995 and completed its initial public equity and senior note offerings on May 16, 1996. Simultaneously with the closing of the offerings on May 21, 1996, the Company acquired, in a series of transactions, four homebuilding companies (collectively the "Founding Builders" or "Combined Predecessor Companies") which have operations in seven separate markets. During the period prior to May 16, 1996, the Combined Predecessor Companies were not under common control or management. The Offerings provided the capital required to acquire the Founding Builders.

          The Company was founded on the belief that homebuilding is localized and is most successful when managed by experienced local managers who have developed in depth market knowledge and strong local relationships.

          Consistent with the Company's stated strategy of growing through acquisitions, on August 31, 1996, the Company acquired substantially all of the assets of Landmark Homes, Inc.("Landmark"), which has operations in Wilmington, North Carolina and Myrtle Beach, South Carolina. On December 31, 1996, the Company acquired substantially all of the assets of Brookstone Homes, Inc.("Brookstone"), which has operations in the Milwaukee-Madison, Wisconsin corridor. On February 28, 1997 the Company acquired substantially all of the assets of D.W.Hutson Construction Company ("Hutson"), which operates in the Jacksonville, Florida area. The unaudited pro forma consolidated statement of operations for the three months ended March 31, 1997 includes the actual results of Fortress and its subsidiaries from the date of their acquisitions plus a pro forma adjustment for the results of operations of 1997 acquired company, Hutson from January 1, 1997 through acquisition date. The unaudited pro forma consolidated statement of operations for the three months ended March 31, 1996 includes the actual results of the Predecessor Companies plus pro forma adjustments for the following items: a) adjustments for the increased expenses for corporate operating activities related to the newly formed public entity, and b) adjustment to reflect the calculation of a provision for income taxes as if the Predecessor companies were combined and subject to the effective federal statutory income tax rate throughout the period. The unaudited statement of cash flows for the three months ended March 31, 1996 includes the actual results of the Predecessor Companies.

          The Company's revenues are derived primarily from the sale of the residential homes. Revenue is recognized when construction of the home is complete and title transfers from the Company to the buyer. Cost of sales includes all direct and indirect construction costs including construction supervision, land costs, including the purchase price of land and land development costs, interest expense on related land acquisitions, land development and construction loans, real estate taxes, and an accrual for anticipated warranty and service costs. All of these costs incurred prior to title transfer are capitalized into inventory and relieved from inventory at time of title transfer and revenue is recognized. Sales and marketing costs such as advertising and promotion expenses, as well as general and administrative costs are recognized as expense when incurred.

                            THE FORTRESS GROUP, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
           (Unaudited, dollars in thousands, except per share amounts)

                                                                                            Combined Predecessor
                                                                                                  Companies
                                                Actual                 Pro Forma                  Pro Forma
                                         For the Three Months     For the Three Months      For the Three Months
                                                Ended                    Ended                      Ended
                                           March 31, 1997           March 31, 1997              March 31,1996
                                       ------------------------ ------------------------  --------------------------

 Revenue                                  $  70,065      100.0%       $80,057     100.0%        $ 41,312      100.0%
 Cost of sales                               59,598       85.1%        68,084      85.0%          34,753       84.1%
                                          ---------      -----        -------     -----         --------      -----
           Gross profit                      10,467       14.9%        11,973      15.0%           6,559       15.9%
                                          ---------      -----        -------     -----         --------      -----
 Operating expenses
       Selling                                4,548        6.5%         5,039       6.3%           2,843        6.9%
       General and administrative             4,256        6.1%         4,559       5.7%           3,181        7.7%
                                          ---------      -----        -------     -----         --------      -----
                                              8,804       12.6%         9,598      12.0%           6,024       14.6%
                                          ---------      -----        -------     -----         --------      -----

       Net operating income                   1,663        2.4%         2,375       3.0%             535        1.3%

 Other non-operating
   (Income) expense
       Interest expense                         206        0.3%           210       0.3%              48        0.1%
       Minority interest                         17        0.0%            17       0.0%              54        0.1%
       Other, net                              (173)      -0.2%          (211)     -0.3%            (139)      -0.3%
                                          ---------      -----        -------     -----         --------      -----
                                                 50        0.1%            16       0.0%             (37)      -0.1%
                                          ---------      -----        -------     -----         --------      -----
 Income before provision for
   income taxes                               1,613        2.3%         2,359       2.9%             572        1.4%
                                          ---------      -----        -------     -----         --------      -----

 Provision for income taxes                     618        0.9%           906       1.1%             202        0.5%
                                          ---------      -----        -------     -----         --------      -----

 Net income                               $     995        1.4%     $   1,453       1.8%        $    370        0.9%
                                          =========        ===      =========       ===         ========        ===
Earnings per share                        $     .08                 $     .12                   $    .04
                                          =========                 =========                   ========
Weighted average shares
   outstanding                           11,799,874                11,879,874                  8,464,375
                                         ==========                ==========                  =========


Consolidated Results of Operations

Acquisition of D.W. Hutson Construction Company

     On February 28, 1997, the Company acquired substantially all of the assets of Hutson. Hutson is one of the largest homebuilders in the Jacksonville, Florida market and is engaged in the construction and sale of homes targeted for the entry level and first-time move-up markets. The Company's actual results of operations reflect the operating activity of Hutson from the date of its acquisition. The Pro forma results of operations for the first quarter of 1997 include the results of Hutson as if they had been acquired as of January 1, 1997.

         Actual for the Three Months Ended March 31, 1997 Compared to Pro Forma Combined Predecessors for the Three Months Ended March 31, 1996.

General

         The Company achieved new orders of 565 units for the three months ended March 31, 1997 as compared to 489 units in the three months ended March 31, 1996, an increase of 15.54% . While the addition of the acquired builders was the predominant reason for the increase, several of the Founding Builder operations - Las Vegas and Denver - achieved higher new orders in the first quarter of 1997 than in the first quarter of 1996. The Company has a combined backlog of 899 units, with a dollar volume of $150.4 million as of March 31, 1997 as compared to 736 units, with a dollar volume of $141.1 million as of March 31, 1996.

Revenue

         Actual revenue for the Company was $70.1 million for the three months ended March 31, 1997 as compared to $41.3 million for Combined Predecessors for the three months ended March 31, 1996. The 69.7% increase in revenue was primarily due to a significantly greater number of units closed in the first quarter of 1997 (398) versus the same period of 1996 (212), an increase of 87.7%. The increase was attributable to the Company's acquisitions, as well as growth in the predessor companies. Most notable was the Company's Colorado operation, which experienced a 145% increase in the number of units closed from the first quarter of 1996 to the same period of 1997.

         Offsetting the increase in units closed was a decline in the average price of homes sold, from $192,400 for the three months ended March 31, 1996 to $171,900 for the three months ended March 31, 1997. The lower-priced products offered by the Company's acquired builders had the effect of skewing the average price downward.

         Also contributing to the increase in revenue from the first quarter of 1996 to the first quarter of 1997 was a $1.2 million increase in revenue from lot-only sales.

Gross Profit

         Actual gross profit for the three months ended March 31, 1997 was $10.5 million compared to $6.6 million for the same period in 1996, representing an increase of 59.1%. The increase, in revenue discussed above was partially offset by lower margins. As a percentage of revenue, gross profit was 14.9% for the three months ended March 31, 1997 as compared to 15.9% for the three months ended March 31, 1996. A concerted effort by the Company to liquidate its speculative housing inventory by reducing prices, particularly in its Texas markets, accounted for much of the decline in the margins. In addition, gross margins of acquired companies Landmark and Hutson were lower than they ordinarily would be due to amortization of inventory written up to fair value at their respective acquisitions.

Operating Expenses

         The Company's selling, general and administrative expenses ("SG&A") for the three months ended March 31, 1997 were $8.8 million as compared to $6.0 million for the same period in 1996, representing an increase of 46.7%. The increase was primarily due to overall growth of the Company by virtue of its acquisitions. Notwithstanding the addition of new operations, SG&A expenses are relatively fixed in nature, which allowed the Company to take advantage of operating efficiencies as revenues increased from 1996 to 1997. As a percentage of revenue, SG&A expenses decreased from 14.6% in the first three months of 1996 to 12.6% for the same period of 1997.

Taxes

         The provision for income taxes for the three months ended March 31, 1997 was $.6 million as compared to a pro forma provision of $.2 million for the same period in 1996. The effective tax rate for the three months ended March 31, 1997 was 38.3% versus 35.3% for the three months ended March 31, 1996. The difference in the effective rate was due to the lower percentage of pre-tax income being generated by the Company's Las Vegas operation in 1997 (Nevada has no state income tax). Also adding to the increase in the effective rate is that the Company is expected to move up to a higher Federal tax bracket in 1997 because of its revenue growth.

Net Income

         Actual net income for the three months ended March 31, 1997 was $1.0 million as compared to $370,000 for the three months ended March 31, 1996, representing an increase of 170%, because of the combination of factors discussed above.


     Pro Forma for the Three Months Ended March 31, 1997 Compared to Pro Forma Combined Predecessors for the Three Months Ended March 31, 1996.

General

     The Company achieved new orders of 719 on a pro forma basis for the three months ended March 31, 1997. This represents a 47% increase over the 489 new orders achieved by the Combined Predecessors for the same period of 1996. While the addition of the acquired builders was the predominant reason for the increase, several of the Founding Builder operations - Las Vegas and Denver - achieved higher new orders in the first quarter of 1997 than in the first quarter of 1996.

Revenue

     Pro forma revenue was $80.1 million for the three months ended March 31, 1997, as compared to $41.3 million for the pro forma Combined Predecessors for the three months ended March 31, 1996. This 93.8% increase in revenue was primarily due to a 132.1% increase in the number of homes closed, from 212 in the first three months of 1996 to 492 for the same period of 1997. Collectively, the Founding Builders accounted for 34% of the increase in closings, with the rest of the increase attributed to the growth of the Company through acquisitions.

         Offsetting the increase in units closed was a decline in the average price of homes sold, from $192,400 for the three months ended March 31, 1996 to $159,300 for the same period of 1997. The lower-priced products offered by the Company's acquired builders, particularly Hutson, had the effect of skewing the average price downward.

Gross Profit

         Pro forma gross profit for the three months ended March 31, 1997 was $12.0 million as compared to $6.6 million for the same period of 1996, representing an increase of 81.8%. The increase in increased revenue discussed above was partially offset by lower margins. As a percentage of revenue, gross profit was 15.0% for the first three months of 1997, as compared to 15.9% for the same period of 1996. A concerted effort by the Company to liquidate its speculative housing inventory by reducing prices, particularly in its Texas markets, accounted for much of the decline in the margins. In addition, gross margins of acquired companies Landmark and Hutson were lower than they ordinarily would be due to amortization of inventory written up to fair value at their respective acquisitions.

Operating Expenses

         The Company's Pro forma SG&A expenses for the three months ended March 31, 1997 were $9.6 million as compared to $60 million for the three months ended March 31, 1996, representing an increase of 60%. The increase was primarily due to overall growth of the Company by virtue of its acquisitions. Notwithstanding the addition of new operations, SG&A expenses are relatively fixed in nature, which allowed the Company to take advantage of operating efficiencies as revenues increased from 1996 to 1997. As a percentage of revenue, SG&A expenses decreased from 14.6% in the first three months of 1996 to 12.0% for the first three months of 1997.

Taxes

         The Pro forma provision for income taxes for the three months ended March 31, 1997 was $.9 million as compared to $.2 million for the three months ended March 31, 1996. The effective rate for the three months of 1997 was 38.4% as compared to 35.3% for the three months of 1996. The difference in the effective rate was due to the lower percentage of pre-tax income being generated by the Company's Las Vegas operation in 1997 (Nevada has no state income tax). Also adding to the increase in the effective rate is that the Company is expected to move up to a higher Federal tax bracket in 1997 because of its revenue growth.

Net Income

         Pro forma combined net income for the three months ended March 31, 1997 was $1.5 million as compared to $370,000 for the three months ended March 31, 1996, representing an increase of 305%, due to the combination of factors discussed above.

Liquidity and Capital Resources

         The Company funds its residential development activities, including land purchases and housing construction, through cash flows generated from operations, public debt and equity markets and secured borrowings.

         As of the Offering date, the Company had existing credit facilities through the Founding Builders which had outstanding borrowings, prior to any repayment of approximately $112 million. The Company has or is in the process of re-negotiating the terms of these existing credit facilities to provide more flexible terms and improved pricing. As of March 31, 1997, the Company, through its subsidiaries, had entered into new credit facilities with total commitments of $85 million. The Company anticipates entering into additional credit facilities with total commitments of $41 million. As of March 31, 1997, the Company has drawn $28.7 millions against these facilities.

         The Company believes that funds available through the existing and newly negotiated credit facilities, coupled with the cash on hand and cash generated through operations will be adequate for the anticipated cash needs of its current operations for the foreseeable future. As of March 31, 1997 the Company had cash and cash equivalents on hand of $12.2 million.

         The Company plans to continue its utilization of land options as a method of controlling and subsequently acquiring land. The Company expects to exercise, subject to market conditions, substantially all of its option contracts. As of March 31, 1997, the Company had 7.009 lots under option.

         The Company has and will continue to pursue its strategy to increase operations through strategic acquisitions, as it did with Hutson in the first quarter of 1997. Such acquisitions may be funded through a combination of cash, stock (common and preferred) and notes issued by the Company, and any cash portion may be financed by cash on hand, credit facilities (existing or newly negotiated) or capital markets (or any combination thereof.)

         In April 1997, the Company signed a definitive agreement to acquire the stock of and the related interests in Woodside Homes Corporation ("Woodside"). The transaction price of $126.5 million consists of $67.5 million in cash, $25 million in notes, $2.5 million in notes, $2.5 million in options for The Fortress Group, Inc's common stock and $54.0 million in assumed debt. The Company intends to finance the cash portion of the transaction through the issuance of $25.0 million in convertible preferred stock and up to $42.5 million in newly issued senior notes. The Company is currently negotiating these facilities. Woodside, based in Salt Lake City, Utah, has homebuilding operations in Utah, Nevada, and Arizona.


         In April, 1997, the Company began soliciting the written consent of registered holders of its 13.75% Senior Notes due 2003 to proposed amendments to the Indenture under which the Senior Notes were issued. The proposed amendments are intended to give the Company greater flexibility to continue its growth strategy.

                          PART II - - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.
         (a)      Exhibits.         Exhibit 27.  Financial Data Schedule

         (b)      Reports on Form 8-K:

                  Form 8-K filed March 17, 1997 (Date of event: February 28,
                  1997) relating to the acquisition of D.W. Hutson Construction Company.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    THE FORTRESS GROUP, INC.


Date:  May 15, 1997                 By:   /s/  James J. Martell, Jr.
                                          --------------------------
                                          James J. Martell, Jr.,
                                          President and Chief Executive Officer


Date:  May 15, 1997                 By:   /s/  Jamie M. Pirrello
                                          ----------------------
                                          Jamie M. Pirrello,
                                          Chief Financial and Accounting Officer

                                  EXHIBIT INDEX



     27      Financial Data Schedule