Form 10-Q
period 1997-06-30
FORTRESS GROUP INC
filed 1997-08-15
CIK 1010607

================================================================================

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended: June 30, 1997

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Transition Period from_____________ to ____________.


                        Commission file number: 0-28024

                            THE FORTRESS GROUP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                   54-1774997
--------------------------------            ---------------------------------
  (State or other jurisdiction              (IRS Employer Identification No.)
of incorporation or organization)


              1921 Gallows Road, Suite 730, Vienna, Virginia 221~2 (Address ofprincipal executive offices and zip code)

       Registrant's telephone number, including area code: (703) 442-4545

    Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 9O days. Yes /X/ No

    As of August 13, 1997, there were outstanding 11,745,275 shares of common stock, par value $.01, of the registrant.

================================================================================

                            THE FORTRESS GROUP, INC.

                          QUARTER ENDED JUNE 30, 1997

                                     INDEX

                                                               PAGE
                                                               ----
PART I - FINANCIAL INFORMATION

Item 1.

The Fortress Group, Inc.
    Consolidated Balance Sheets                                  3
    Consolidated Statements of Operations
    (unaudited)                                                  4
    Consolidated Statements of Changes in
     Shareholders' Equity (unaudited)                            6
    Consolidated Statements of Cash Flows
    (unaudited)                                                  7
    Notes to Consolidated Financial Statements
     (unaudited)                                                 8

Item 2. Management's Discussion and Analysis of
    Financial Condition and Results of
    Operations.                                                 12


PART II - OTHER INFORMATION

Item 2. Changes in Securities                                   17

Item 4. Submission of Matters to a Vote of Security Holders     17

Item 6. Exhibits and Reports on Form 8-K.                       17

       (a) Exhibits.
       (b) Reports on Form 8-K

SIGNATURES                                                      18

EXHIBIT INDEX                                                   19

                            THE FORTRESS GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)



                                              June 30,         December 31,
                                                1997               1996
                                                ----               ----
                                             (unaudited)

                      ASSETS

Cash and cash equivalent                      $  8,820           $ 16,212
Accounts receivable                             10,511             10,700
Due from related parties                         4,606              5,176
Real estate inventories                        192,938            144,106
Property and equipment, net                      6,584              3,543
Prepaid expenses and other assets               25,254             10,355
Goodwill, net                                    8,388              3,641
                                              --------           --------
  Total assets                                $257,101           $193,733
                                              ========           ========


    LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued construction
 liabilities                                  $ 13,186           $  8,526
Notes and mortgages payable                    188,182            140,136
Due to related parties                             620                 27
Accrued expenses                                10,626              8,525
Customer deposits                                5,614              4,259
                                              --------           --------
  Total liabilities                            218,228            161,473
                                              --------           --------
Minority interest                                  276                274
                                              --------           --------
Shareholders' equity
 Preferred stock, $.01 par value, 1 million
 shares authorized:                                  1
  Series A 11% cumulative convertible
  preferred stock, 20,000 authorized,
  10,000 issued and outstanding
  ($1 million aggregate liquidation
  preference)
Series B convertible preferred stock, 40,000
 authorized, 8,854 issued and outstanding
 ($885,400 aggregate liquidation preference)
Series C convertible preferred stock, 70,000
 authorized, 60,000 issuable (See Note 6)
Common stock, $.01 par value, 49 million
 authorized, 11,805,275 and 11,762,675
 issued and outstanding                            118                118
Additional paid-in capital                      28,415             23,808
Retained earnings                               10,208              8,072
Treasury stock, at cost, 24,100 and 1,700
 shares                                           (145)               (12)
                                              --------           --------
 Total shareholders' equity                     38,597             31,986
                                              --------           --------
 Total liabilities and shareholders' equity   $257,101           $193,733
                                              ========           ========

   The accompanying notes are an integral part of these financial statements.

                            THE FORTRESS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          (Unaudited, dollars in thousands, except per share amounts)


                                            For the Three    For the Period     For the Three Months
                                             Months ended       May 21-             ended June 30
                                            June 30, 1997     June 30, 1996    1996 Pro Forma (Note 2)
                                            ------------     -------------     -----------------------

Residential sales                             $104,214           $40,896               $65,095
Lot sales and other revenue                      1,367             1,492                 2,100
                                              --------           -------               -------
Total revenue                                  105,581            42,388                67,195

Cost of sales                                   90,324            35,718                57,390
                                              --------           -------               -------

Gross profit                                    15,257             6,670                 9,805

Operating expenses:
  Selling                                        6,959             1,863                 3,709
  General and administrative                     5,276             1,831                 3,186
  Non-recurring acquisition abandonment            335                --                    --
  Model home reserve                               410                --                    --
                                              --------           -------               -------

  Net operating income                           2,277             2,976                 2,910
                                              --------           -------               -------

Other expense (income):
  Interest                                         665                36                    51
  Minority interest                                (15)               15                    50
  Other, net                                      (392)              (58)                 (232)
                                              --------           -------               -------

Income before provision for income taxes         2,019             2,983                 3,041
Provision for income taxes                         764             1,125                 1,150
                                              --------           -------               -------

Net income                                    $  1,255           $ 1,858               $ 1,891
                                              ========           =======               =======

Net income per share                          $    .10                                 $   .19
                                              ========                                 =======

Weighted average shares outstanding         12,533,874                               9,829,210
                                            ==========                               =========


   The accompanying notes are an integral part of these financial statements.

                            THE FORTRESS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          (Unaudited, dollars in thousands, except per share amounts)



                                                                              Pro Forma (Note 2)
                                                      Actual              -------------------------
                                          -----------------------------          For the Six
                                           For the Six   For the Period          Months Ended
                                           Months Ended      May 21-               June 30,
                                          June 30, 1997   June 30, 1996     1997             1996
                                          -------------   -------------     ----             ----
Residential sales                            $172,613        $ 40,896      $182,605       $105,880
Lot sales and other revenue                     3,033           1,492         3,033          2,627
                                             --------        --------      --------       --------

    Total revenue                             175,646          42,388       185,638        108,507

Cost of sales                                 149,922          35,718       158,408         92,143
                                             --------        --------      --------       --------

Gross profit                                   25,724           6,670        27,230         16,364

Operating expenses:
  Selling                                      11,507           1,863        11,998          6,552

  General and administrative                    9,532           1,831         9,835          6,367
                                             --------        --------      --------       --------

  Net operating income                          4,685           2,976         5,397          3,445
                                             --------        --------      --------       --------

Other expense (income):
  Interest                                        871              36           875             99
  Minority interest                                 2              15             2            104
  Non-recurring acquisition abandonment           335                           335
  Other, net                                     (155)            (58)         (193)          (371)
                                             --------        --------      --------       --------

Income before provision for income taxes        3,632           2,983         4,378          3,613
Provision for income taxes                      1,382           1,125         1,670          1,352
                                             --------        --------      --------       --------

Net income                                   $  2,250        $  1,858      $  2,708       $  2,261
                                             ========        ========      ========       ========

Net income per share                         $    .18                      $    .21       $    .24
                                             ========                      ========       ========

Weighted average shares outstanding        12,276,476                    12,520,930      9,146,793
                                           ==========                    ==========      =========

   The accompanying notes are an integral part of these financial statements.

                            THE FORTRESS GROUP, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
       (Unaudited - except for December 31, 1996 balances, in thousands)



                                              Shares             Amount        Additional                          Total
                                        -----------------  -----------------    Paid-In     Retained   Treasury  Shareholders'
                                        Preferred  Common  Preferred  Common    Capital     Earnings     Stock     Equity
                                        ---------  ------  ---------  ------    -------     --------     -----     ------
Balance at December 31, 1996               10      11,763              $118     $23,808     $ 8,072      $ (12)    $31,986
 Issuance ofpreferred stock                72                 $1                  4,409                              4,410
 Redemption ofpreferred stock              (3)                                     (192)                              (192)
 Preferred stock dividends                                                                      (55)                   (55)
 Issuance of common stock                              65                           349                                349
 Adjustment of put option                                                            39                                 39
 Dividends declared                                                                             (59)                   (59)
 Purchase of treasury stock                           (47)                                                (275)       (275)
 Reissuance of treasury stock                          24                             2                    142         144
 Net income                                                                                    2,250                 2,250
                                           --      ------     --       ----     -------      -------     -----     -------
Balance at June 30, 1997                   79      11,805     $1       $118     $28,415      $10,208     $(145)    $38,597
                                           ==      ======     ==       ====     =======      =======     =====     =======


   The accompanying notes are an integral part of these financial statements.

                            THE FORTRESS GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited, in thousands)


                                                                For the Six          For the Period
                                                               Months Ended              May 21-
                                                               June 30, 1997          June 30, 1996
                                                               -------------          -------------
Cash flows from operating activities
 Net income                                                      $   2,250              $   1,858
Adjustments to reconcile net income to net cash (used in)
 provided by operating activities:
  Depreciation and amortization                                      1,388                     67
  Minority interest                                                      2                     15
  Loss on sale of property and equipment                                 8
  Changes in operating assets and liabilities
   Accounts receivable                                                 849                 (6,716)
   Due from related parties                                            527
   Real estate inventories                                         (14,151)                 6,251
   Prepaid expenses and other assets                                  (688)                  (355)
   Accounts payable and accrued construction liabilities              (725)                (1,614)
   accrued expenses                                                   (245)                 1,967
   Customer deposits                                                   (93)                  (446)
                                                                 ---------              ---------
     Net cash (used in) provided by operating activities           (10,878)                 1,027
                                                                 ---------              ---------

Cash flows from investing activities
 Acquisition of homebuilders, net of acquired cash                 (10,002)
 Purchase of property and equipment                                 (1,780)                  (192)
 Proceeds from sale of property and equipment                           57                     12
 Investment in limited partnerships                                 (3,609)                    --
 Investment in Mortgage Company                                       (729)                    --
                                                                 ---------              ---------

     Net cash used in investing activities                         (16,063)                  (180)
                                                                 ---------              ---------

Cash flows from financing activities
 Borrowings under notes and mortgages payable                      115,607                110,898
 Repayment of notes and mortgages payable                          (93,835)               (92,976)
 Related party borrowings                                               45
 Repayments of related party borrowings                                                    (4,007)
 Deferred financing costs                                           (1,882)                (1,737)
 Capital distributions                                                 (29)                (5,936)
 Distributions to minority interest                                                        (1,274)
 Preferred dividends                                                   (82)                    --
 Purchase of treasury stock                                           (275)                    --
 Net proceeds from issuance of common stock                                                21,843
                                                                 ---------              ---------

     Net cash provided by financing activities                      19,549                 26,811
                                                                 ---------              ---------

Net (decrease) increase in cash and cash equivalents                (7,392)                27,658
Cash and cash equivalents, beginning of period                      16,212                  3,028
                                                                 ---------              ---------

Cash and cash equivalents, end of period                         $   8,820              $  30,686
                                                                 =========              =========


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

Fortress has made additional acquisitions of Landmark Homes, Inc. (Landmark) on August 31, 1996; Brookstone Homes. Inc. (Brookstone) on December 31, 1996; D.W. Hutson Construction Company (Hutson) on February 28, 1997 and Wilshire Homes (Wilshire) effective April 1, 1997.

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

In the opinion of the Company, the accompanying consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of The Fortress Group, Inc. at June 30, 1997 and the results of operations for the three and six months ended June 30, 1997 and the period from May 21 through June 30, 1996 (actual) and cash flows for the six months ended June 30, 1997 and the period from May 21 through June 30, 1996. Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations.

NOTE 2 - BASIS OF PRESENTATION

The consolidated balance sheet of the Company at December 31, 1996 consists of Fortress and its subsidiaries (the Predecessor Companies and the 1996 acquired companies, Landmark and Brookstone). The consolidated balance sheet at June 30, 1997 and the consolidated statements of operations, of shareholders' equity and of cash flows are unaudited and include the results of Fortress, its subsidiaries and Hutson and Wilshire.

The unaudited consolidated statements of operations for the three and six months ended June 30, 1997 includes the actual results of Fortress and its subsidiaries from the respective dates of their acquisitions. The unaudited pro forma consolidated statements of operations for the three and six months ended June 30, 1996 includes the actual results of the Predecessor Companies plus pro forma adjustments for the following items: a) adjustments for the increased expenses for corporate operating activities related to the newly formed public entity and
b) adjustment to reflect the calculation of a provision for income taxes as if the Predecessor companies were combined and subject to the effective federal statutory income tax rate throughout the period. The unaudited pro forma consolidated statement of operations for the six months ended June 30, 1997 includes actual results of Fortress and its subsidiaries from the dates of their acquisitions plus a pro forma adjustment for the results of operations of Hutson, a 1997 acquisition, from January 1, 1997 through the acquisition date. The unaudited statement of cash flows for the period from May 21 through June 30, 1996 includes the actual results of The Fortress Group, Inc. subsequent to formation.

Due to the substantial continuing interests in the Company of the former stockholders of the Predecessor Companies, the acquisition in May 1996 of the Predecessor Companies has been accounted for on a historical cost basis. The purchase price in excess of book value of each of the acquired companies were allocated first to record the assets and liabilities at fair value on the acquisition date with any remaining balances recorded as goodwill.

During the second quarter, the Company terminated discussions with a potential acquisition and, accordingly, wrote off the related accumulated acquisition costs.

NOTE 3 - REAL ESTATE INVENTORIES

Real estate inventories are summarized as follows (in thousands):


                                            June 30,          December 31,
                                              1997                1996
                                              ----                ----
                                          (unaudited)

Work-in-progress:
  Sold homes                               $ 64,916            $ 38,547
  Speculative                                38,080              44,669
                                           --------            --------
    Total Work-in-progress                  102,996              83,216

Land:
  Finished lots                              44,020              34,671
  Land under development                     31,342              13,930
  Land held for development                   6,682               1,009
                                           --------            --------
    Total Land                               82,044              49,610

Model homes:                                  7,898              11,280
                                           --------            --------
    Total                                  $192,938            $144,106
                                           ========            ========
NOTE 4 - INTEREST

Information regarding interest is as follows (in thousands):

                                               For the Six Months Ended June 30,
                                               ---------------------------------
                                                    1997      1996 Pro Forma
                                                    ----      --------------
                                                (unaudited)     (unaudited)
During the periods:
 Interest incurred                               $ 11,769         $ 7,788
 Interest capitalized                             (10,895)         (7,636)
 Interest amortized to cost of sales                7,731           5,263
                                                 --------         -------
  Total interest expensed in statement of
   operations                                    $  8,605         $ 5,415
                                                 ========         =======
At the end of the periods:

 Capitalized interest in ending inventory        $ 16,394         $ 9,645
                                                 ========         =======

NOTE 5 - NOTES AND MORTGAGES PAYABLE

Notes and mortgages payable consist of the following (in thousands):


                                                    June 30,      December 31,
                                                      1997            1996
                                                      ----            ----
                                                   (unaudited)
13.75% Senior Notes due 2003                        $100,000        $100,000
Project specific land, land development and
 construction loans                                   86,270          38,613
Other loans                                            1,912           1,523
                                                    --------        --------
                                                    $188,182        $140,136
                                                    ========        ========

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

The loan agreements for project specific land, land development and construction loans are secured by a lien on the applicable residential development project or a specific unit under construction. Repayment of the loans are generally due upon sale of the collateral property. The loans bear interest at annual variable rates ranging from .5%, to 2% over prime rate.

Other loans consist primarily of debt financed corporate insurance policies which bear interest at varying rates between 7.0% and 7.8%.


NOTE 6 - SERIES C PREFERRED STOCK

In connection with Hutson acquisition, Fortress has guaranteed the future issuance of 60,000 shares (70,000 authorized) of Series C convertible preferred stock on an annual basis over a period not to exceed six years ($6 million liquidation preference). The amount of the annual issuance is based upon future earnings of Hutson. Accordingly, the stock has been treated as outstanding for the purpose of calculating primary earnings per share. However, the stock will only be legally outstanding upon issuance.


NOTE 7 - MODEL HOME RESERVE

On March 31, 1997, the Company's subsidiary, Genesee, closed on a transaction pursuant to which it sold a certain purchaser 11 model homes and concurrently leased back the model homes. Pursuant to the terms of the sale, Genesee was to receive cash and a note secured by a second mortgage on the model homes and by a lien on certain other collateral. Genesee recorded in the quarter ended March 31, 1997 revenue of approximately $3 million and a gain of approximately $410,000 with respect to the sale of the model homes.

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

Given the events subsequent to the initial recording of the transaction, Genesee has recorded a reserve in the second quarter equal to the full amount of profit recognized.


NOTE 8 - SUBSEQUENT EVENTS

 Fortress executed a definitive agreement (the Agreement), subject to shareholder approval, with Lazard Freres Real Estate Investors, LLC (LFREI), which commits LFREI to acquire $75 million (Aggregate Subscription Amount) of Fortress preferred stock. The preferred stock initially consists of $35 million of Class AA convertible preferred stock (Class AA) and $40 million of Class AB convertible redeemable preferred stock (Class AB). The Agreement also provides that over the two-year period following approval, as defined, Fortress may sell to LFREI an additional combination of Class AA and Class AB totaling $25 million for which the terms are consistent with those below.

 The Class AA bears a cumulative annual six percent preferred dividend which is payable quarterly and convertible into Fortress common stock at a price of $6.00 per common share, subject to adjustment between the fourth and sixth anniversaries of the closing based on the market price of the common stock during that period, or at the Company's option at any time the common stock is trading at $12.00 per share or higher. The Class AB bears a cumulative annual twelve percent preferred dividend which is payable quarterly and convertible after four years into common stock at 95 percent of the then market price of the common stock. The Class AB is redeemable after five years at Fortress's option. Additionally, up to 1.0 million of stock warrants (based on the Aggregate Subscription Amount), which can be exercised after two years at a price of $7.00 per common share, are attached to the Class AB. The exercise price and number of shares issuable upon exercise of the warrants are subject to adjustment between the fourth and sixth anniversaries of the closing based on the market price of the common stock during that period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The Fortress Group, Inc. was formed in June, 1995 and completed its initial public equity and senior note offerings on May 16, 1996 (the Offerings). Simultaneous with the closing of the Offerings on May 21, 1996, the Company acquired, in a series of transactions, four homebuilding companies (collectively the "Founding Builders" or "Combined Predecessor Companies") which have operations in seven separate markets. During the period prior to May 16, 1996, the Combined Predecessor Companies were not under common control or management. The Offerings provided the capital required to acquire the Founding Builders.

         Fortress was founded on the belief that homebuilding is localized and is most successful when managed by experienced local managers who have developed in depth market knowledge and strong local relationships and that that success can be even greater when combined with operating economies of scale and significant sharing of operational best practices within the industry.

         Consistent with the Company's stated strategy of growing through acquisitions, the Company acquired substantially all of the assets of Landmark Homes, Inc. (Landmark), with operations in Wilmington, North Carolina and Myrtle Beach, South Carolina, on August 31, 1996; Brookstone Homes, Inc. (Brookstone), with operations in the Milwaukee-Madison, Wisconsin corridor on December 31, 1996; D.W. Hutson Construction Company (Hutson), with operations in the Jacksonville, Florida area on February 28, 1997; and Wilshire Homes, Inc. (Wilshire), with operations in San Antonio and Austin, Texas, effective April 1, 1997 (collectively the "Acquired Builders"). The unaudited consolidated statements of operations for the three and six months ended June 30, 1997 include the actual results of Fortress and its subsidiaries from the date of their acquisitions. The unaudited pro forma consolidated statements of operations for the three and six months ended June 30, 1996 include the actual results of the Predecessor Companies plus pro forma adjustments for the following items: a) adjustments for the increased expenses for corporate operating activities related to the newly formed public entity and b) adjustment to reflect the calculation of a provision for income taxes as if the Predecessor Companies were combined and subject to the effective Federal statutory income tax rate throughout the period.

         The Company's revenues are derived primarily from the sale of the residential homes. Revenue is recognized when construction of the home is complete and title transfers from the Company to the buyer. Cost of sales includes all direct and indirect construction costs including construction supervision; land costs, including the purchase price of land and land development costs, interest expense on related land acquisitions and land development and construction loans; real estate taxes; and an accrual for anticipated warranty and service costs. All of these costs incurred prior to title transfer are capitalized into inventory and relieved from inventory at time of title transfer concurrent with revenue recognition. Sales and marketing costs, such as advertising and promotion expenses, as well as general and administrative costs are recognized as expense when incurred.

The following table sets forth for the periods indicated certain items of the Company's unaudited consolidated financial statements in dollars (expressed in millions) and as a percentage of the Company's total revenue:

                                Actual                Pro Forma              Actual                Pro Forma
                           For the Six Months    For the Six Months   For the Three Months   For the Three Months
                                  Ended                 Ended                 Ended                  Ended
                                  -----                 -----                 -----                  -----
                              June 30, 1997         June 30, 1996         June 30, 1997          June 30, 1996
Revenue                        $175.6 100.0%        $108.5  100.0%        $105.6  100.0%           $67.2  100.0%
Gross profit                     25.7  14.6%          16.4   15.1%          15.3   14.5%             9.8   14.6%
Net income                        2.3   1.3%           2.3    2.1%           1.3    1.2%             1.9    2.8%

Acquisitions

Acquisition of D.W. Hutson Construction Company

         On February 28, 1997, the Company acquired substantially all of the assets of D.W. Hutson Construction Company (Hutson). Hutson is one of the largest homebuilders in the Jacksonville, Florida market and is engaged in the construction and sale of homes targeted for the entry level and first-time move-up markets. The Company's actual results of operations for the three and six month periods ended June 30, 1997 reflect the operating activity of Hutson from the date of its acquisition.

Acquisition of Wilshire Homes, Inc.

         Effective April 1, 1997, the Company acquired the stock of Wilshire Homes, Inc. (Wilshire) and related interests. Wilshire has operations in the San Antonio and Austin, Texas markets and is engaged in the construction and sale of homes targeted for entry level and the first and second-time move-up markets. The Company's actual results of operations reflect the operating activity of Wilshire from the effective date of its acquisition.

Consolidated Results of Operations

         No comparison is made to 1996 actual results due to the incomparability of periods resulting from the Company's Offerings.

         Actual for the Six Months Ended June 30, 1997 Compared to Pro Forma Combined Predecessors for the Six Months Ended June 30, 1996.

General

         The Company achieved new orders of 1,325 units for the six months ended June 30, 1997 as compared to 875 units in the six months ended June 30, 1996, an increase of 51.4%. This increase is attributable to the recent acquisitions and an increase in new orders in the Company's Denver, Fort Collins and Las Vegas operations. The Company has a combined backlog of 1,076 units with a dollar value of $187.9 million as of June 30, 1997 as compared to 784 units with a dollar value of $146.6 million as of June 30, 1996 which is consistent with the increase in new orders as stated above.

Revenue

         Actual revenue for the Company was $175.6 million for the six months ended June 30, 1997 as compared to $108.5 million for the six months ended June 30, 1996. The 61.8% increase in revenue is consistent with the increase in the number of units closed which produced 1,060 as compared to 546 for the six months ended June 30, 1997 and 1996, respectively. This increase which represents 95.2% is attributable to the Company's recent acquisitions, as well as growth in revenue of the Company's Denver and Fort Collins operations.

         Offsetting the effect on the revenue of the increase in units closed was a decline in the average price of units closed, from $193,900 to $161,900 for the six months ended June 30, 1996 and 1997, respectively. This reflects the effect of the Hutson and Brookstone acquisitions whose average price of units closed is approximately $105,000 and $125,000 per unit, respectively.

Gross Profit

         Actual gross profit for the six months ended June 30, 1997 was $25.7 million compared to $16.4 million for the same period in 1996, representing an increase of 56.7%. As a percentage of revenue, gross profit was 14.6% for the six months ended June 30, 1997 as compared to 15.1% for the six months ended June 30, 1996.

         Gross margins of acquired companies Landmark and Hutson were lower than they ordinarily would be due to amortization of inventory written up to fair value at their respective acquisitions. Without this amortization, Fortress's gross profit as a percentage of revenue would increase to 14.8% for the six months ended June 30, 1997. It is anticipated that this amortization of inventory which was written up to fair value will be fully amortized by the end of 1997.

         A concerted effort by the Company to liquidate lower profit speculative housing inventory, particularly in its Texas markets, accounted for the remaining decline in the margins. The Company's speculative inventory as a percentage of total inventory was reduced from 31% at December 31, 1996 to 19.8% as of June 30, 1997.

Operating Expenses

         In June 1997, Fortress chose not to go forward with its interest in a potential acquisition. This resulted in the expensing of approximately $335,000 of acquisition costs that had previously been capitalized. These acquisition abandonment costs as a percentage of revenue are .2%.

         Additionally, the Company has established a reserve of $410,000 relating to a first quarter 1997 sales-leaseback transaction in its Denver operations. Subsequent to the closing of the sale, the Company discovered that the buyer's collateral to secure our seller financing was not in place though the title had been delivered to the buyer and all other matters to effect a closing occurred. The Company has filed a claim against the title company and buyer to recover all monies owed in connection with this transaction.

         Without these non-recurring items, overall SG&A increased as a percentage of revenue from 11.9% ($12.9 million) to 12.0% ($21.0 million) for the six months ended June 30, 1996 and 1997, respectively. Selling expenses increased from 6.1% ($6.6 million) to 6.6% ($11.5 million) while general and administrative expenses decreased from 5.9% ($6.4 million) to 5.4% ($9.5 million) for the six months ended June 30, 1996 and 1997, respectively. The increase in selling expenses as a percentage of revenue is attributable to increased expenditures in the Company's Denver region to increase new orders and Raleigh division to counteract competitive factors.

         General and administrative expenses decreased as a percentage of revenue which reflects the economies of scale and efficiencies gained as a result of expansion through acquisitions.

Net Income

         Net income for the six months ended June 30, 1997 was constant with pro forma net income for the six months ended June 30, 1996 at $2.3 million. In addition to the previously discussed operating income factors and non-recurring expenses, Fortress incurred significantly higher interest expense in the first six months of 1997. Consistent with the Company's philosophy of limiting its land risk, the Company has continued its use of lot option deposits and has significantly increased its investments in partnerships with land developing entities in a limited partner capacity. While these strategies provide a highly effective means of controlling land, the Company has incurred additional, non-capitalizable carrying costs associated with these investments.


         Actual for the Quarter Ended June 30, 1997 Compared to Pro Forma Combined Predecessors for the Quarter Ended June 30, 1996.

General

         The Company achieved new orders of 760 units for the quarter ended June 30, 1997 as compared to 389 units in the quarter ended June 30, 1996, an increase of 95.4% reflecting the effect of the recently acquired builders.

Revenue

         Actual revenue for the Company was $105.6 million for the quarter ended June 30, 1997 as compared to $67.2 million for the quarter ended June 30, 1996. The 57.1% increase in revenue was primarily due to a significantly greater number of units closed during this period in 1997 (668) versus the same period of 1996 (337), an increase of 98.2%. The increase was attributable to the recent acquisitions, and the Denver and Fort Collins operations.

         The average price of homes sold declined from $193,200 for the second quarter of 1996 to $156,000 for the second quarter of 1997. The recently acquired builders have lower priced homes which reduced the average price per unit closed accordingly.

Gross Profit

         Actual gross profit for the quarter ended June 30, 1997 was $15.3 million compared to $9.8 million for the same period in 1996, representing an increase of 56.1%. As a percentage of revenue, gross profit was 14.5% and 14.6% for the three months ended June 30, 1997 and 1996, respectively. This decrease is primarily the result of the gross margins of acquired companies Landmark and Hutson being lower than they ordinarily would be due to amortization of inventory written up to fair value at their respective acquisitions. Without this amortization, Fortress's gross profit as a percentage of revenue would increase to 14.7% for the quarter ended June 30, 1997.

Operating Expenses

         Excluding the non-recurring items discussed in the review of the six month operations, overall SG&A increased as a percentage of revenue from 10.3% ($6.9 million) to 11.6% ($12.2 million) for the quarter ended June 30, 1996 and 1997, respectively. Selling expenses increased from 5.5% ($3.7 million) to 6.6% ($7.0 million) and general and administrative expenses increased from 4.8% ($3.2 million) to 5.0% ($5.3 million) for the quarter ended June 30, 1996 and 1997, respectively. As discussed in the six-month analysis, the increase in selling expenses is attributable to increased expenditures in the Company's Denver region to increase new orders and Raleigh division to counteract competitive factors.

         The increase in general and administrative expenses as a percentage of revenue is attributable to increased costs incurred at the corporate level to affect enhanced controls as the Company expands through acquisitions.

Net Income

         Net income for the quarter ended June 30, 1997 was below pro forma net income for the quarter ended June 30, 1996 decreasing to $1.3 million in 1997 from $1.9 million in 1996.


Liquidity and Capital Resources

         The Company funds its residential development activities, including land purchases and housing construction, through cash flows generated from operations, secured borrowings and the capital raised in connection with the initial public offerings.

         Since the culmination of the initial public offering through June 30, 1997, the Company has refinanced existing loan agreements, executed newly formed loan agreements or assumed loans resulting from the acquisitions totaling approximately $200 million of available secured financing at the subsidiary level. Under these credit facilities, the Company has borrowed approximately $86 million and has remaining available commitments of approximately $114 million at June 30, 1997.

         In May 1997, the Company received the written consent of registered holders of its 13.75% Senior Notes due 2003 to proposed amendments to the Indenture under which the Senior Notes were issued. The amendment allows the Company the opportunity to continue to increase its secured borrowing capacity at the subsidiary level. It has been the Company's experience that this financing strategy provides lower cost borrowings and flexible terms as compared to unsecured borrowings at the parent company level.

         In August 1997, Fortress executed a definitive agreement (the Agreement) with Lazard Freres Real Estate Investors, LLC (LFREI) which commits LFREI to purchase $75 million (Aggregate Subscription Amount) of Fortress preferred stock. The Agreement requires that LFREI purchase approximately $12 million (the actual amount is dependent on the market price of the common stock on the purchase date) of Class AB preferred stock promptly after signing the agreement but no later than September 30, 1997 (the Initial Closing).

         Upon shareholder approval, LFREI will purchase an additional $25 million of Class AA and Class AB preferred stock no later than December 30, 1997. The remaining funds to purchase a combination of Class AA and Class AB preferred stock will be drawn down in increments of not less than $10 million through December 31, 1998. The Agreement also provides that Fortress and LFREI may mutually agree to the purchase by LFREI of an additional combination of Class AA and Class AB totaling approximately $25 million over the two-year period following the Closing.

         Each funding under the Agreement is subject to customary closing conditions including government approval and, with the exception of the Initial Closing, is subject to shareholder approval as noted above.

         The Company believes that funds available through the existing credit facilities and the LFREI agreement, coupled with the cash on hand and cash generated through operations, will be adequate for the anticipated cash needs of its current operations for the foreseeable future. As of June 30, 1997, the Company had cash and cash equivalents on hand of $8.8 million.

         The Company plans to continue its utilization of land options and investments in limited land partnerships as methods of controlling and subsequently acquiring land. The Company expects to exercise, subject to market conditions, substantially all of its option contracts. As of June 30, 1997, the Company had 7,037 lots under option.

         The Company has and will continue to pursue its strategy to increase operations through strategic acquisitions, as it did with Hutson and Wilshire during the first six months of 1997. Such acquisitions may be funded through a combination of cash, stock (common and preferred) and notes issued by the Company. Any cash portion will be funded by cash from operations, availability under credit facilities (existing or newly negotiated), the investment from LFREI or a combination thereof.

                          PART II - OTHER INFORMATION


Item 2. Changes in Securities.

Included in the consideration for the acquisition of Wilshire Homes
(effective April 1, 1997) was 65,000 shares of the Registrant's common stock with an agreed value of $10 per share. The shares were issued to the seller in the acqusition in a transaction not involving a public offering.


Item 4.  Submission of Matters to a Vote of Security Holders.

The annual meeting of the Company was held on May 21, 1997. The following items were submitted for approval and approved by the shareholders with the voting results as noted:

With respect to the election of the directors of the Company, all management nominees for the Board of Directors were approved as solicited in the proxy. Each nominee received at least 10,501,571 votes. Two shareholders, representing 1,025 shares, withheld their votes from all nominees. The highest number of shares withheld from any individual nominee was 1,025.

With respect to the proposal to increase the number of shares available under the 1996 Stock Incentive Plan from 575,000 shares to 1,125,000 shares, 8,779,205 shares were voted for the proposal and 1,592,107 against. The proposal was adopted.

With respect to the proposal to approve the Employee Stock Purchase Plan, 10,263,787 shares were voted for the proposal and 7,725 against. The proposal was adopted.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)   Exhibits.

                Number   Description
                ------   -----------

                 4       Second Supplemental Indenture dated as of May 27, 1997.

                27       Financial Data Schedule.

          (b)   Reports on Form 8-K.

                Form 8-K filed April 24, 1997 relating to the Senior Note consent solicitation.

                Form 8-K/A filed May 15, 1997 to amend the Form 8-K filed March 17, 1997 relating to the acquisition of D.W. Hutson Construction Company.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           THE FORTRESS GROUP, INC.



Date: August 14, 1997                      By:   /s/James J. Martell, Jr.
      -----------------                         --------------------------------
                                                   James J. Martell, Jr.
                                                   President and Chief Executive
                                                      Officer


Date: August 14, 1997                      By:   /s/Jamie M. Pirrello
      -----------------                         -------------------------------
                                                   Jamie M. Pirrello
                                                   Chief Financial Officer

                                  EXHIBIT INDEX


  Number    Description                                                  Page
  ------    -----------                                                  ----

   4        Second Supplemental Indenture dated as of May 27, 1997.

  27        Financial Data Schedule