Form 10-Q/A
period 1997-06-30
FORTRESS GROUP INC
filed 1997-08-15
CIK 1010607

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                 Amendment No. 1

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

                            THE FORTRESS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          (Unaudited, dollars in thousands, except per share amounts)




                                                                              Pro Forma (Note 2)
                                                      Actual              -------------------------
                                          -----------------------------          For the Six
                                           For the Six   For the Period          Months Ended
                                           Months Ended      May 21-               June 30,
                                          June 30, 1997   June 30, 1996     1997             1996
                                          -------------   -------------     ----             ----
Residential sales                            $172,613        $ 40,896      $182,605       $105,880
Lot sales and other revenue                     3,033           1,492         3,033          2,627
                                             --------        --------      --------       --------

    Total revenue                             175,646          42,388       185,638        108,507

Cost of sales                                 149,922          35,718       158,408         92,143
                                             --------        --------      --------       --------

Gross profit                                   25,724           6,670        27,230         16,364

Operating expenses:
  Selling                                      11,507           1,863        11,998          6,552
  General and administrative                    9,532           1,831         9,835          6,367
  Non-recurring acquisition abandonment           335                           335
  Model home reserve                              410                           410
                                             --------        --------      --------       --------

  Net operating income                          3,940           2,976         4,652          3,445
                                             --------        --------      --------       --------

Other expense (income):
  Interest                                        871              36           875             99
  Minority interest                                 2              15             2            104
  Other, net                                     (565)            (58)         (603)          (371)
                                             --------        --------      --------       --------

Income before provision for income taxes        3,632           2,983         4,378          3,613
Provision for income taxes                      1,382           1,125         1,670          1,352
                                             --------        --------      --------       --------

Net income                                   $  2,250        $  1,858      $  2,708       $  2,261
                                             ========        ========      ========       ========

Net income per share                         $    .18                      $    .21       $    .24
                                             ========                      ========       ========

Weighted average shares outstanding        12,276,476                    12,520,930      9,146,793
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

Item 6.   Exhibits and Reports on Form 8-K.

          (a)   Exhibits.

                Number   Description
                ------   -----------

                *4       Second Supplemental Indenture dated as of May 27, 1997.

                *27      Financial Data Schedule.

          (b)   Reports on Form 8-K.

                Form 8-K filed April 24, 1997 relating to the Senior Note consent solicitation.

                Form 8-K/A filed May 15, 1997 to amend the Form 8-K filed March 17, 1997 relating to the acquisition of D.W. Hutson Construction Company.

-------------
* Previously filed.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           THE FORTRESS GROUP, INC.



Date: August 15, 1997                      By:   /s/James J. Martell, Jr.
      -----------------                         --------------------------------
                                                   James J. Martell, Jr.
                                                   President and Chief Executive
                                                      Officer


Date: August 15, 1997                      By:   /s/Jamie M. Pirrello
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

  *4        Second Supplemental Indenture dated as of May 27, 1997.

  *27       Financial Data Schedule

-----------
* Previously filed.