Form 10-Q
period 1997-09-30
FORTRESS GROUP INC
filed 1997-11-12
CIK 1010607

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

               For the Quarterly Period Ended: September 30, 1997

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Transition Period from _________to _________.


                         Commission file number: 0-28024


                            THE FORTRESS GROUP, INC.
             (Exact name of registrant as specified in its charter)


            Delaware                                      54-1774997
            --------                                      ----------
  (State or other jurisdiction                 (IRS Employer Identification No.)
of incorporation or organization)



            1650 Tysons Boulevard, Suite 600, McLean, Virginia 22102
              (Address of principal executive offices and zip code)


       Registrant's telephone number, including area code: (703) 442-4545

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

         As of November 6, 1997, there were outstanding 11,745,275 shares of common stock, par value $.01, of the registrant.
================================================================================

                            THE FORTRESS GROUP, INC.

                        QUARTER ENDED SEPTEMBER 30, 1997



                                      INDEX
                                                                           PAGE
                                                                           ----

PART I - FINANCIAL INFORMATION

   Item 1. Financial Statements.

           The Fortress Group, Inc.
                    Consolidated Balance Sheets                              3
                    Consolidated Statements of Operations
                      (unaudited)                                            4
                    Consolidated Statements of Changes in
                      Shareholders' Equity (unaudited)                       6
                    Consolidated Statements of Cash Flows
                      (unaudited)                                            7
                    Notes to Consolidated Financial Statements
                      (unaudited)                                            8



   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations.                             13


PART II - OTHER INFORMATION

   Item 2. Changes in Securities.                                           18

   Item 6. Exhibits and Reports on Form 8-K.                                18
           (a)     Exhibits.
           (b)     Reports on Form 8-K.

SIGNATURES                                                                  19

EXHIBIT INDEX                                                               20

                            THE FORTRESS GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)


                                                                               September 30,   December 31,
                                                                                  1997             1996
                                                                               ------------    ------------
                                                                                (unaudited)
                                      ASSETS

Cash and cash equivalents .....................................................   $   3,483    $  16,212
Accounts receivable ...........................................................       9,618       10,700
Due from related parties ......................................................      16,730        5,176
Real estate inventories .......................................................     215,872      144,106
Loans held for resale .........................................................      11,497
Property and equipment, net ...................................................       7,735        3,543
Prepaid expenses and other assets .............................................      29,700       10,355
Goodwill, net .................................................................      19,514        3,641
                                                                                  ---------    ---------

        Total assets ..........................................................   $ 314,149    $ 193,733
                                                                                  =========    =========

                        LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued construction liabilities .........................   $  16,872    $   8,526
Notes and mortgages payable ...................................................     211,625      140,136
Due to related parties ........................................................       5,306           27
Accrued expenses ..............................................................      18,537        8,525
Customer deposits .............................................................       6,895        4,259
                                                                                  ---------    ---------
     Total liabilities ........................................................     259,235      161,473
                                                                                  ---------    ---------
Minority interest .............................................................         280          274
                                                                                  ---------    ---------
Shareholders' equity
   Preferred stock, $.01 par value, 1 million authorized                                  1
      Class AA cumulative convertible (rate of 12% per annum decreases to
        6% upon the second closing with Prometheus), 46,670 designated,
        11,700 issued and outstanding ($11.7 million initial liquidation preference)
     Series A 11% cumulative convertible, 20,000 authorized, 10,000 issued and outstanding ($1 million aggregate liquidation preference)
     Series B convertible, 40,000 authorized, 8,854 issued and outstanding
       ($885,400 aggregate liquidation preference)
     Series C convertible, 70,000 authorized, 60,000 issuable (Note 8)
     Series D convertible, 67,500 authorized, 60,000 issued and outstanding
       ($6,000,000 aggregate liquidation preference)
   Common stock, $.01 par value, 49 million authorized,
        11,745,275 and 11,762,675 issued and outstanding ......................         118          118
   Additional paid-in capital .................................................      42,291       23,808
   Retained earnings ..........................................................      12,736        8,072
   Treasury stock, at cost, 24,100 and 1,700 shares ...........................        (512)         (12)
                                                                                  ---------    ---------
        Total shareholders' equity ............................................      54,634       31,986
                                                                                  ---------    ---------
        Total liabilities and shareholders' equity ............................   $ 314,149    $ 193,733
                                                                                  =========    =========


   The accompanying notes are an integral part of these financial statements.

                            THE FORTRESS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           (Unaudited, dollars in thousands, except per share amounts)



                                          For the Three          For the Three
                                          Months Ended           Months Ended
                                        September 30, 1997    September 30, 1996
                                        ------------------    ------------------

Revenue:
    Residential sales ..................   $    116,781         $     74,827
    Lot sales and other ................            982                1,730
                                           ------------         ------------

        Total revenue ..................        117,763               76,557

Cost of sales ..........................         99,251               64,214
                                           ------------         ------------

Gross profit ...........................         18,512               12,343

Operating expenses:
    Selling ............................          7,074                4,463
    General and administrative .........          6,208                3,489
    Model home reserve .................           (126)
                                           ------------         ------------

        Net operating income ...........          5,356                4,391
                                           ------------         ------------

Other expense (income):
    Interest ...........................          1,551                   95
    Minority interest ..................              4                    2
    Other, net .........................           (423)                (329)
                                           ------------         ------------

Income before provision for income taxes          4,224                4,623
Provision for income taxes .............          1,634                1,776
                                           ------------         ------------

Net income .............................   $      2,590         $      2,847
                                           ============         ============


Net income per share ...................   $        .20         $        .24
                                           ============         ============

Weighted average shares outstanding ....     12,840,772           11,764,375
                                           ============         ============


   The accompanying notes are an integral part of these financial statements.

                            THE FORTRESS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           (Unaudited, dollars in thousands, except per share amounts)



                                                                                           Combined
                                                                                          Predecessor
                                                            The Company                    Companies            Combined
                                                -----------------------------------       -----------           ---------
                                                 For the Nine        For the Period      For the Period        For the Nine
                                                 Months Ended            May 21-           January 1-          Months Ended
                                                Sept. 30, 1997       Sept. 30, 1996       May 20, 1996        Sept. 30, 1996
                                                --------------       --------------     ----------------      --------------

Revenue:
    Residential sales ...................        $    289,394         $    115,723         $     64,984         $    180,707
    Lot sales and other revenue .........               4,015                3,222                1,135                4,357
                                                 ------------         ------------         ------------         ------------

        Total revenue ...................             293,409              118,945               66,119              185,064

Cost of sales ...........................             249,173               99,932               56,425              156,357
                                                 ------------         ------------         ------------         ------------

Gross profit ............................              44,236               19,013                9,694               28,707

Operating expenses:
    Selling .............................              18,581                6,326                4,689               11,015
    General and administrative ..........              15,740                5,320                3,892                9,212
    Non-recurring acquisition abandonment                 335
    Model home reserve ..................                 284
                                                 ------------         ------------         ------------         ------------

        Net operating income ............               9,296                7,367                1,113                8,480
                                                 ------------         ------------         ------------         ------------

Other expense (income):
    Interest ............................               2,422                  131                   63                  194
    Minority interest ...................                   6                   17                   89                  106
    Other, net ..........................                (988)                (387)                (313)                (700)
                                                 ------------         ------------         ------------         ------------

Income before provision for income taxes                7,856                7,606                1,274                8,880
Provision for income taxes ..............               3,016                2,901                                     2,901
                                                 ------------         ------------         ------------         ------------

Net income ..............................        $      4,840         $      4,705         $      1,274         $      5,979
                                                 ============         ============         ============         ============


Net income per share ....................        $        .38
                                                 ============

Weighted average shares outstanding .....          12,466,591
                                                 ============



   The accompanying notes are an integral part of these financial statements.

                            THE FORTRESS GROUP, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
        (Unaudited - except for December 31, 1996 balances, in thousands)



                                            Shares                Amount        Additional                               Total
                                    -------------------    -------------------    Paid-In      Retained    Treasury    Shareholders'
                                    Preferred    Common    Preferred    Common    Capital      Earnings      Stock        Equity
                                    ---------    ------    ---------    ------    -------      --------      -----        ------

Balance at December 31, 1996 ...         10      11,763                   $118     $23,808      $8,072      $ (12)       $31,986
   Issuance of preferred stock .        144                     $1                  19,114                                19,115
   Redemption of preferred stock         (3)                                          (192)                                 (192)
   Preferred stock dividends ...                                                                   (86)                      (86)
   Issuance of common stock ....                     65                                349                                   349
   Adjustment of put option ....                                                      (790)                                 (790)
   Dividends declared ..........                                                                   (90)                      (90)
   Purchase of treasury stock ..                   (107)                                                     (642)          (642)
   Reissuance of treasury stock                      24                                  2                    142            144
   Net income ..................                                                                 4,840                     4,840
                                    -------      -------   -------     -------     -------     -------    -------       --------
Balance at September 30, 1997 ..        151       11,745        $1        $118     $42,291     $12,736      $(512)       $54,634
                                    =======      =======   =======     =======     =======     =======    =======       ========







   The accompanying notes are an integral part of these financial statements.

                            THE FORTRESS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)

                                                                   For the Nine     For the Period
                                                                   Months Ended        May 21-
                                                                  Sept. 30, 1997   Sept. 30, 1996
                                                                  --------------   --------------
Cash flows from operating activities
  Net income ...............................................        $   4,840         $   4,705
  Adjustments to reconcile net income to net cash used in
    operating activities:
      Depreciation and amortization ........................            3,058               287
      Minority interest ....................................                6                17
      Loss on sale of property and equipment ...............               34                21
      Changes in operating assets and liabilities
        Accounts receivable ................................            2,791           (10,571)
        Due from related parties ...........................              147
        Real estate inventories ............................          (13,205)           (6,522)
        Loans held for resale ..............................          (11,497)
        Prepaid expenses and other assets ..................             (326)             (627)
        Accounts payable and accrued construction
          liabilities.......................................             (777)           (3,687)
        Accrued expenses ...................................            3,208             5,566
        Customer deposits ..................................              550            (1,570)
                                                                    ---------         ---------
                Net cash used in operating activities ......          (11,171)          (12,381)
                                                                    ---------         ---------

Cash flows from investing activities
   Acquisition of homebuilders, net of acquired cash .......          (13,170)           (4,650)
   Sale of Genesee Custom Homes division ...................                                253
   Purchase of property and equipment ......................           (3,791)             (813)
   Proceeds from sale of property and equipment ............              155                12
   Investment in limited partnerships ......................           (8,523)
                                                                    ---------         ---------
                Net cash used in investing activities ......          (25,329)           (5,198)
                                                                    ---------         ---------

Cash flows from financing activities
   Borrowings under notes and mortgages payable ............          220,653           132,974
   Repayment of notes and mortgages payable ................         (193,921)         (112,342)
   Related party borrowings ................................               45
   Repayments of related party borrowings ..................             (341)           (4,470)
   Deferred financing costs ................................           (1,882)           (1,737)
   Capital distributions ...................................              (59)           (6,063)
   Distributions to minority interest ......................                             (1,274)
   Preferred dividends .....................................              (82)
   Purchase of treasury stock ..............................             (642)
   Net proceeds from issuance of stock .....................                             21,843
                                                                    ---------         ---------
                Net cash provided by financing activities...           23,771            28,931
                                                                    ---------         ---------

Net (decrease) increase in cash and cash equivalents .......          (12,729)           11,352
Cash and cash equivalents, beginning of period .............           16,212             3,028
                                                                    ---------         ---------

Cash and cash equivalents, end of period ...................        $   3,483         $  14,380
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

Four homebuilding companies were acquired by Fortress simultaneous with the closing of its initial public offering on May 21, 1996 (the Offering) including Buffington Homes, Inc. (Buffington), Christopher Homes and Affiliates (Christopher), The Genesee Company (Genesee), and Solaris Development Corporation (Sunstar). These companies as a group are referred to as the Predecessor Companies.

Fortress has made additional acquisitions of Landmark Homes, Inc. (Landmark) on August 31, 1996; Brookstone Homes, Inc. (Brookstone) on December 31, 1996; D.W. Hutson Construction Company (Hutson) on February 28, 1997; Wilshire Homes (Wilshire) effective April 1, 1997; and Don Galloway Homes, Inc. (Galloway) effective August 1, 1997. On January 1, 1997, Fortress formed Fortress Mortgage Company, a fully-owned subsidiary providing mortgage services at several of the Company's builder subsidiaries.

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

In the opinion of the Company, the accompanying consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of The Fortress Group, Inc. at September 30, 1997 and the results of operations for the three and nine months ended September 30, 1997, the three months ended September 30, 1996, and the period from May 21 through September 30, 1996 (actual) and cash flows for the nine months ended September 30, 1997 and the period from May 21 through September 30, 1996. Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations.


NOTE 2 - BASIS OF PRESENTATION

Due to the substantial continuing interests in the Company of the former stockholders of the Predecessor Companies, the acquisition in May 1996 of the Predecessor Companies has been accounted for on a historical cost basis. The acquisitions have been accounted for under the purchase method of accounting. The purchase price in excess of book value of each of the acquired companies were allocated first to record the assets and liabilities at fair value on acquisition date with any remaining balances recorded as goodwill.

The consolidated balance sheet of the Company at December 31, 1996 consists of Fortress and its subsidiaries (the Predecessor Companies and the 1996 acquired companies, Landmark and Brookstone). The consolidated balance sheet at September 30, 1997 and the consolidated statements of operations, of shareholders' equity and of cash flows are unaudited and include the results of Fortress, inclusive of the Predecessor Companies and all of the acquisition companies subsequent to the initial pubic offering.

The unaudited consolidated statements of operations for the three and nine months ended September 30, 1997 include the actual results of Fortress and its subsidiaries from the respective dates of their acquisitions.

The Company's unaudited pro forma net income and net income per share for 1996 as if the Predecessor Companies were combined and subject to the effective Federal statutory income tax rate throughout the period is presented below. This amount does not include any adjustment for additional corporate operating activities that the newly formed public entity would have incurred if it had existed as such for the entire period.

                                                       Combined
                                                       ---------
                                                      For the Nine
                                                      Months Ended
                                                     Sept. 30, 1996
                                                     --------------

Unaudited pro forma data (Note 2):
    Income before provision income taxes..            $      8,880
    Provision for income taxes............                   3,374
                                                      ------------
    Net income............................            $      5,506
                                                      ------------
    Net income per share..................            $        .54
                                                      ============
    Weighted average share outstanding
      used in pro forma net income per
      share calculation...................             $10,025,689
                                                      ============

As discussed, the unaudited pro forma net income for the nine months ended September 30, 1996 includes the actual results of the Company and the Predecessor Companies plus a pro forma adjustment to reflect the calculation of a provision for income taxes as if the Predecessor Companies were combined and subject to the effective Federal statutory income tax rate throughout the period.


The unaudited statement of cash flows for the period from May 21 through September 30, 1996 includes the actual results of The Fortress Group, Inc. subsequent to the initial public offering.

During the second quarter, the Company terminated discussions with a potential acquisition of significant size and, accordingly, wrote off the related accumulated acquisition costs.


NOTE 3 - PRO FORMA SUMMARY CONSOLIDATED RESULTS OF OPERATIONS

The Company's unaudited pro forma summary consolidated results of operations, as if the acquisitions of Hutson and Galloway had occurred at January 1, 1997 are presented below. In preparing the pro forma information, various assumptions were made, and the Company does not purport this information to be indicative of what would have occurred had these acquisitions been made as of January 1, 1997.

                                                   Nine months ended
                                                  September 30, 1997
                                                  ------------------
                                               (unaudited, in thousands,
                                               except per share amounts)

      Revenue .....................                    $342,908
      Net income ..................                       7,883
      Net income per share.........                         .52

NOTE 4 - REAL ESTATE INVENTORIES

Real estate inventories are summarized as follows (in thousands):

                                September 30,     December 31,
                                    1997              1996
                                    ----              ----
                                (unaudited)
Work-in-progress
  Sold homes ...................  $ 81,933          $ 38,547
  Speculative ..................    43,538            44,669
                                  --------          --------
    Total work-in-progress......   125,471            83,216

Land
  Finished lots ................    50,342            34,671
  Land under development .......    23,078            13,930
  Land held for development.....     7,498             1,009
                                  --------          --------
    Total land .................    80,918            49,610

Model homes ....................     9,483            11,280
                                  --------          --------

                                  $215,872          $144,106
                                  ========          ========

NOTE 5 - INTEREST

Information regarding interest is as follows (in thousands):

                                                         For the Nine Months
                                                         Ended September 30,
                                                       -------------------------
                                                        1997      1996 Combined
                                                       ------     --------------
                                                     (unaudited)    (unaudited)
During the periods:
   Interest incurred ...........................      $ 18,045       $ 12,625
   Interest capitalized ........................       (15,623)       (12,431)
   Interest amortized to cost of sales .........        11,959          8,599
                                                      --------       --------
    Total interest expensed in statement
       of operations ...........................      $ 14,381       $  8,793
                                                      ========       ========

At the end of the periods:
   Capitalized interest in ending inventory ....      $ 17,100       $ 11,363
                                                      ========       ========


NOTE 6 - SIGNIFICANT NON-CASH TRANSACTIONS

Effective September 30, 1997, the Company executed the first closing related to its agreement with Prometheus Builders LLC (Prometheus), a subsidiary of Lazard Freres Strategic Realty Investors II L.P. In connection with this transaction, Prometheus purchased 11,700 shares having an initial liquidation value of $11,700,000 of Class AA Preferred Stock and 375,000 warrants for a puchase price of $11,700,000. The funding for this transaction occurred on October 2, 1997; accordingly, the receivable is included in "Due from related parties" at September 30, 1997. This transaction is more fully described in the Form 8-K/A filed on October 6, 1997.

In connection with the acquisition of Galloway, the Company paid (in addition to cash consideration) non-cash consideration of $5 million in the form of a note payable bearing interest at prime rate plus 1% and $6 million liquidation value of Series D preferred stock (60,000 shares) to Galloway's sole shareholder and assumed $18.6 million in debt. The note, included in "Due to related parties" at September 30, 1997, was paid in full on October 2, 1997.

NOTE 7 - NOTES AND MORTGAGES PAYABLE

Notes and mortgages payable consist of the following (in thousands):



                                                September 30,     December 31,
                                                    1997             1996
                                                    ----             ----
                                                 (unaudited)

13.75% Senior Notes due 2003 ..............        $100,000        $100,000
Project specific land, land development and
    construction loans ....................          99,616          38,613
Mortgage lines of credit ..................           9,399
Other loans ...............................           2,610           1,523
                                                   --------        --------
                                                   $211,625        $140,136
                                                   ========        ========

The Company pays interest on the Senior Notes in arrears on May 15 and November 15 of each year at the rate of 13.75% per annum. The Senior Notes may not be redeemed, at any time prior to maturity. The Senior Notes are unsecured and rank pari passu with, or senior in right of payment to, all other existing and future unsecured indebtedness of the Company. The Senior Notes, however, are effectively subordinated to secured debt of the Company to the extent of any collateral, as well as to the Company's subsidiaries' indebtedness. The Company is required to maintain a consolidated tangible net worth of at least $15 million and other financial covenants, as defined, in the Senior Note Indenture.

The loan agreements for project specific land, land development and construction loans are secured by a lien on the applicable residential development project or a specific unit under construction. Repayment of the loans are generally due upon sale of the collateral property. The loans bear interest at annual variable rates ranging from 2.5% over the London InterBank Offered Rate (LIBOR) to 2% over prime rate and fixed rates from 7.8% to 18%.

The Company's mortgage subsidiary has two warehouse lines of credit outstanding for the purpose of originating loans. The warehouse lines, totaling $10 million, are secured by the mortgage loans held for sale and are repaid upon sale of the mortgage loans. The line bears interest at variable rates ranging for 1.5% to 2.75% over the 30-day LIBOR. The lines of credit mature April 30, 1998 and August 31, 1998 but can be renewed at the Company's option.

Other loans consist primarily of debt financed corporate insurance policies which bear interest at varying rates between 7.0% and 7.8%.


NOTE 8 - PREFERRED STOCK

In connection with the Hutson acquisition, Fortress has agreed to issue 60,000 shares (70,000 authorized) of Series C convertible preferred stock on an annual basis over a period not to exceed six years ($6 million liquidation preference). The amount of each annual issuance will be based upon future earnings of Hutson. Accordingly, the stock has been treated as outstanding for the purpose of calculating primary earnings per share and factored into purchase accounting for this transaction. However, the stock will only be legally outstanding upon issuance.


NOTE 9 - MODEL HOME RESERVE

On March 31, 1997, Genesee, a subsidiary of the Company, closed on a transaction pursuant to which it sold to a certain purchaser 11 model homes and concurrently leased back the model homes. Pursuant to the terms of the sale, Genesee was to receive cash and a note secured by a second mortgage on the model homes and by a lien on certain other collateral. Genesee recorded revenue of approximately $3 million and a gain of approximately $410,000 in the quarter ended March 31, 1997.

During April, Genesee discovered that the title company handling the closing had recorded deeds conveying the model homes to the purchaser and recorded first mortgages securing indebtedness incurred by the purchaser in connection with the purchase of the model homes notwithstanding the fact that the purchaser had failed to deliver to the title company certain collateral required by the terms of the transaction to secure the purchaser's note issued to Genesee.

A suit has been filed in the District Court for the City and County of Denver seeking a judicial determination of who is entitled to the proceeds of the transaction, and Genesee has also asserted claims in the suit against the purchaser, the title company, the brokers and a number of other participants in the transaction seeking damages. Pending a decision in such litigation, the remainder of the sale proceeds is being held by the court and in escrow by the title company. Also pending the outcome of the litigation, the purchaser, based upon Genesee's agreement to make the required payments on the first mortgage loan, has conveyed the title to the model homes to an affiliate of Genesee, subject to the first mortgage liens and the lease was canceled.

Given the events subsequent to the initial recording of the transaction, Genesee recorded a reserve in the second quarter equal to the full amount of profit recognized. During the third quarter, Genesee sold five of the 11 model homes and reversed a portion of the related reserve.

NOTE 10 - SUBSEQUENT EVENTS

The Company has agreed to acquire certain assets of The Iacobucci Organization, a homebuilding company with operations in the Philadelphia, Pennsylvania area, subject to certain requirements, for an initial purchase price of cash of $2.9 million plus debt assumption of approximately $13.9 million. The acquisition terms include earnout provisions based on the future operations of the acquired business. The sale is expected to close during November.

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The Fortress Group, Inc. was formed in June, 1995 and completed its initial public equity and senior note offerings on May 16, 1996 (the Offerings). Simultaneous with the closing of the Offerings on May 21, 1996, the Company acquired, in a series of transactions, four homebuilding companies (collectively, the "Founding Builders" or "Combined Predecessor Companies") which have operations in seven separate markets. During the period prior to May 16, 1996, the Combined Predecessor Companies were not under common control or management. The Offerings provided the capital required to acquire the Founding Builders.

         Fortress was founded on the belief that homebuilding is localized and is most successful when managed by experienced local managers who have developed in depth market knowledge and strong local relationships and that that success can be even greater when combined with operating economies of scale and significant sharing of operational best practices within the industry.

         Consistent with the Company's stated strategy of growing through acquisitions, the Company acquired Landmark Homes, Inc. (Landmark), with operations in Wilmington, North Carolina and Myrtle Beach, South Carolina, on August 31, 1996; Brookstone Homes, Inc. (Brookstone), with operations in the Milwaukee-Madison, Wisconsin corridor on December 31, 1996; D.W. Hutson Construction Company (Hutson), with operations in the Jacksonville, Florida area on February 28, 1997; Wilshire Homes, Inc. (Wilshire), with operations in San Antonio and Austin, Texas, effective April 1, 1997; and Don Galloway Homes, Inc. (Galloway), with operations primarily in Charlotte, North Carolina and Charleston, South Carolina effective August 1, 1997 (collectively, the "Acquired Builders").

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

         The following table sets forth for the periods indicated certain items of the Company's unaudited consolidated financial statements in dollars (expressed in millions) and as a percentage of the Company's total revenue:


                                Actual             Combined Actual              Actual                  Actual
                           -------------------    -------------------    --------------------    --------------------
                           For the Nine Months    For the Nine Months    For the Three Months    For the Three Months
                                  Ended                  Ended                   Ended                  Ended
                           September 30, 1997     September 30, 1996      September 30, 1997     September 30, 1996
                           ------------------     ------------------      ------------------     ------------------
Revenue................     $293.4     100.0%      $185.1    100.0%        $117.8    100.0%       $76.6    100.0%
Gross profit...........       44.2      15.1%        28.7     15.5%          18.5     15.7%        12.3     16.1%
Net income.............        4.8       1.6%         6.0      3.2%           2.6      2.2%         2.8      3.7%


Acquisitions

Acquisition of D.W. Hutson Construction Company

         On February 28, 1997, the Company acquired substantially all of the assets of D.W. Hutson Construction Company (Hutson). Hutson is one of the largest homebuilders in the Jacksonville, Florida market and is engaged in the construction and sale of homes targeted for the entry level and first-time move-up markets.

Acquisition of Wilshire Homes, Inc.

         Effective April 1, 1997, the Company acquired the stock of Wilshire Homes, Inc. (Wilshire) and related interests. Wilshire has operations in the San Antonio and Austin, Texas markets and is engaged in the construction and sale of homes targeted for entry-level and the first and second-time move-up markets.

Acquisition of Don Galloway Homes, Inc.

         Effective August 1, 1997, the Company acquired the stock of Don Galloway Homes, Inc. (Galloway) and related interests. Galloway is a premier homebuilding company operating primarily in the Charlotte, North Carolina and Charleston, South Carolina markets and targeting entry-level and first and second move-up buyers.

         The Company's actual results of operations reflect the operating activity of Hutson, Wilshire and Galloway from the effective dates of their acquisitions.


Consolidated Results of Operations

         No comparison is made to 1996 actual results through September 30, 1996 due to the incomparability of periods resulting from the Company's Offerings.

         Actual for the Nine and Three Months Ended September 30, 1997 Compared to the Combined Actual Results of the Company from May 21 through September 30, 1996 and the Combined Predecessors from January 1 through May 20, 1996 for the Nine Months and Actual Company Results for the Three Months Ended September 30, 1996.

General

         The Company achieved new orders of 2,043 units and 1,138 units in the nine months ended September 30, 1997 and 1996, an increase of 79.5%. New orders for the quarter ended September 30, 1997 and 1996 were 718 and 253, an increase of 183.8%. This increase is attributable to the Company's acquisitions and an increase in new orders in the Company's Denver, Fort Collins and Las Vegas operations. The Company has a combined backlog of 1,261 units with a dollar value of $226.8 million as of September 30, 1997 as compared to 671 units with a dollar value of $125.9 million as of September 30, 1996 which is consistent with the increase in new orders as stated above.

Revenue

         Revenue for the Company was $293.4 million for the nine months ended September 30, 1997 as compared to $185.3 million for the nine months ended September 30, 1996, an increase of 58.5%. For the quarter ended September 30, 1997 and 1996, revenue increased 53.8% in 1997, up $41.2 to $117.8 from $76.6 in
1996. The increase in revenue is consistent with the increase in the number of units closed during the nine and three month periods. During the nine months ended September 30, 1997, 1,836 homes were closed as compared to the same period in 1996 in which 953 homes were closed. Closings for the quarter also increased with 770 closings in 1997 from 399 closings in 1996. This increase which represents 92.7% and 93.0%, respectively, is attributable to the Company's recent acquisitions, as well as growth in revenue of the Company's Denver and Fort Collins operations.

         Offsetting the effect on the revenue of the increase in units closed was a decline in the average price of units closed, to $157,600 from $189,600 for the nine months ended September 30, 1997 and 1996, respectively. The average price of units closed for the quarter ended September 30, 1997 and 1996, is approximately $151,700 and $187,500. This reflects the effects of fewer closings in the higher-end homes available in the Las Vegas market (due to a shortage of land on which to build these homes at the beginning of the year) and the Hutson and Brookstone acquisitions whose average price of units closed is approximately $105,000 and $125,000 per unit, respectively.

Gross Profit

         Gross profit for the nine months ended September 30, 1997 was $44.2 million compared to $28.7 million for the same period in 1996, representing an increase of 54.0%. As a percentage of revenue, gross profit was 15.1% for the nine months ended September 30, 1997 as compared to 15.5% for the nine months ended September 30, 1996.

         For the quarter ended September 30, gross profit in 1997 was $18.5 compared to $12.3 in 1996, an increase of 50.4%. As a percentage of revenue for the same periods, gross profit was 15.7% and 16.1%, respectively.

         Gross margins of acquired companies Landmark, Hutson, and Galloway were lower than they ordinarily would be due to amortization of inventory written up to fair value at their respective acquisitions. Without this purchase accounting adjustment, Fortress's gross profit as a percentage of revenue would increase to 15.4% for the nine months ended September 30, 1997 and 16.2% for the three months then ended. It is anticipated that this amortization of inventory which was written up to fair value will be fully amortized by the end of 1997.

         Additionally, the Company has experienced higher gross margins in its Las Vegas, Denver, and Wisconsin markets that have been offset by decreased margins in Austin and Raleigh. These Texas and North Carolina markets have shown tightening during the first nine months due to increasing competitive pressure in these areas. The Company's subsidiaries have had success in addressing these pressures with moderate price decreases, which have affected the Company's margins, and with aggressive marketing strategies.

Operating Expenses

         In June 1997, Fortress chose not to go forward with a potential acquisition. This resulted in the expensing of approximately $335,000 of acquisition costs that had previously been capitalized.

         Additionally, the Company established a second quarter reserve of $410,000 relating to a 1997 sales-leaseback transaction in its Denver operations. Subsequent to the closing of the sale, the Company discovered that the buyer's collateral to secure the Company's seller financing was not in place though the title had been delivered to the buyer and all other matters to effect a closing occurred. The Company has filed a claim against the title company and buyer to recover all monies owed in connection with this transaction. During the third quarter five of the related homes were sold and the corresponding reserve was reversed.

         Without these non-recurring items, overall SG&A increased as a percentage of revenue to 11.7% ($34.3 million) from 10.9% ($20.2 million) for the nine months ended September 30, 1997 and 1996, respectively. During the nine months, selling expenses increased to 6.3% ($18.6 million) from 5.9% ($11.0 million) while general and administrative expenses rose to 5.4% ($15.7 million) from 5.0% ($9.2 million) in 1997 and 1996, respectively. For the quarter ended September 30, 1997 and 1996, selling expenses increased to 6.0% ($7.1 million) from 5.9% ($4.5 million) while general and administrative expenses increased to 5.3% ($6.2 million) from 4.6% ($3.5 million). The increase in selling expenses as a percentage of revenue is a result of the Company's successful efforts earlier during the year to enlist outside broker services. Additionally, as previously discussed, the Company has attacked tightening markets with new marketing strategies in order to counteract increasing competition.

         General and administrative expenses for 1996 do not include any adjustment for corporate expenses which would have been incurred if the Company had existed as a single public entity for the entire nine months. Additionally, general and administrative expenses increased as a percentage of revenue which reflects the Company's commitment to build a corporate structure to properly integrate and oversee its growing operations. As the Company has grown from five builders at the end of the third quarter in 1996 to nine builders at the end of the same period in 1997, operational and financial management has been increased in order to enhance subsidiary management through strategic planning, refined budgeting processes, and identification and implementation of operational best practices and efficiencies.

Net Income

         Net income for the nine months ended September 30, 1997 ($4.8 million) decreased significantly from net income for the nine months ended September 30, 1996 ($6.0 million). However, the net income for these periods is not comparable as the 1996 nine-month net income does not include (1) a provision for income taxes as if the Predecessor Companies were combined and subject to the effective Federal statutory income tax rate throughout the period or (2) any adjustment for corporate expenses which would have been incurred had the Company existed as a single public entity for the entire nine months.

         For the three months ended September 1997 and 1996, the net income decreased 7.1% to $2.6 million in 1997 from $2.8 million in 1996. In addition to the previously discussed operating income factors and non-recurring expenses, Fortress incurred significantly higher interest expense in the first nine months of 1997. Consistent with the Company's philosophy of limiting its land risk, the Company has continued its use of lot option deposits and has significantly increased its investments in partnerships with land developing entities in a limited partner capacity. While these strategies provide a highly effective means of controlling land, the Company has incurred additional, non-capitalizable carrying costs associated with these investments.


Liquidity and Capital Resources

         The Company funds its residential development activities, including land purchases and housing construction, through cash flows generated from operations and secured borrowings.

         During the first nine months of 1997, operating activities used approximately $11.1 million. Planning in accordance with the cyclical nature of homebuilding, the Company has built up real estate inventories in anticipation of higher fourth quarter closings. In addition, the Company, through its mortgage subsidiary, had cash outflows to fund loans held for resale which the Company did not have in 1996 as the mortgage subsidiary was created in 1997. These operating cash uses were offset by funds provided from net income before depreciation and amortization. The majority of the Company's investing activities during the nine months related to the purchases of Hutson, Wilshire, and Galloway as well as investments in land limited partnerships. The Company's financing activities generated cash of $23.8 million, consisting of net borrowings under notes and mortgages payable of $26.7 million offset by miscellaneous financing activities requiring cash.

         Since the culmination of the initial public offering through September 30, 1997, the Company has refinanced existing loan agreements, executed new loan agreements or assumed loans resulting from the acquisitions totaling approximately $261 million of available secured financing at the subsidiary level. Under these credit facilities, the Company has borrowed approximately $100 million at September 30, 1997.

         In May 1997, the Company received the written consent of registered holders of its 13.75% Senior Notes due 2003 to proposed amendments to the Indenture under which the Senior Notes were issued. The amendments allow the Company the opportunity to continue to increase its secured borrowing capacity at the subsidiary level. It has been the Company's experience that this financing strategy provides lower cost borrowings and flexible terms as compared to unsecured borrowings at the parent company level.

         In August 1997, Fortress executed a definitive agreement and, on September 30, 1997, an amended and restated agreement (the Agreement) with Prometheus Builders LLC (Prometheus), an affiliate of Lazard Freres Real Estate Investors, LLC, which commits Prometheus to purchase $75 million (aggregate subscription amount) of Fortress preferred stock and/or debt. The first closing under the Agreement (the Initial Closing) was effective as of September 30, 1997 with Prometheus's purchase of 11,700 shares ($11.7 million initial liquidation value) of Class AA preferred stock and 375,000 warrants. A portion of the proceeds from the first closing were used in the Galloway acquisition, and the remainder is intended to be used in the Iacobucci acquisition.

         Upon shareholder approval, Prometheus will purchase an additional $23.3 million of Class AA and Class AB preferred stock and/or debt and 625,000 warrants no later than January 31, 1998. The Company will draw down the remaining funds from the sale to Prometheus of a combination of Class AA and Class AB preferred stock and/or debt in increments of not less than $10 million through December 31, 1998. The Agreement also provides that Fortress and Prometheus may mutually agree to the purchase by Prometheus of an additional combination of Class AA and Class AB preferred stock and/or debt totaling up to $25 million.

         Each funding under the Agreement is subject to customary closing conditions including government approval and, with the exception of the Initial Closing, is subject to shareholder approval as noted above.

         The Company believes that funds available through the existing credit facilities coupled with the cash on hand and cash generated through operations, will be adequate for the anticipated cash needs of its current operations for the foreseeable future. As of September 30, 1997, the Company had cash and cash equivalents on hand of $3.5 million.

         At September 30, 1997, the Company had 1,887 finished or under-development lots, which represent approximately nine months supply of land based on sales absorption rates for the first nine months of 1997. It is one of the Company's operating strategies to keep a relatively low supply of finished lots and lots under development in order to manage and minimize risk associated with land ownership. The Company utilizes land options and investments in limited land partnerships as methods of controlling and subsequently acquiring land. The Company plans to continue these practices and expects to exercise, subject to market conditions, substantially all of its option contracts. At September 30, 1997, the Company had 6,793 lots under option representing slightly more than a two-year supply of land based on the same absorption rates as above.

         The Company has and will continue to pursue its strategy to increase operations through strategic acquisitions, as it did with Hutson, Wilshire, and Galloway during the first three quarters of 1997. Such acquisitions may be funded through a combination of cash, stock (common and preferred) and notes issued by the Company. Any cash portion will be funded by cash from operations, availability under credit facilities (existing or newly negotiated), the investment from Prometheus or a combination thereof.

         The Company has agreed to acquire certain assets of The Iacobucci Organization, a homebuilding company with operations in the Philadelphia, Pennsylvania area, subject to certain requirements, for an initial purchase price of cash of $2.9 million plus debt assumption of approximately $13.9 million. The acquisition terms include earnout provisions based on the future operations of the acquired business. The sale is expected to close during November.

                          PART II - - OTHER INFORMATION


Item 2.  Changes in Securities.

         Effective August 1, 1997, the Company acquired the stock of Don Galloway Homes, Inc. and related interests ("Galloway") from Don Galloway. The consideration paid by the Company consisted of $5 million in cash, a $5 million short-term note, 60,000 shares of the Company's Series D Convertible Preferred Stock having an aggregate liquidation value of $6 million, an earn-out of up to $5 million to be paid through the year 2000 based on the financial performance of Galloway, and the assumption of approximately $18.6 million of debt. In addition, pursuant to the acquisition agreement, the Company advanced to the seller $2 million to be applied against the earn-out with any unearned amount to be repaid by March 31, 2001. The Series D Preferred Stock will rank senior to the Company's common stock as to the payment of distributions upon the dissolution, liquidation or winding up of the Company. Each share of the Series D Preferred Stock is convertible into 10 shares of the Company's common stock. The conversion rate is subject to certain antidilution adjustments. To the extent permitted under applicable law and the Indenture governing the Company's Senior Notes, each holder of Series D Preferred Stock has the right to require the Company to redeem up to 25% of the total number of shares issued to such holder, for a period of 30 days after each redemption date. The redemption dates are the first trading day after the first, second, third and fourth anniversary of the date the Series D Preferred Stock was issued. The redemption amount will be payable in cash, the Company's common stock, or a combination thereof, at the Company's option. The Series D Preferred Stock was issued without registration under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to
Section 4(2) as a transaction not involving a public offering.

         Under the Agreement with Prometheus, the Company issued to Prometheus, effective September 30, 1997, 11,700 shares of Class AA Convertible Preferred Stock having an initial liquidation value of $11,700,000, and 375,000 warrants, for a purchase price of $11,700,000. The Class AA Preferred Stock will rank senior to the Company's common stock as to the payment of dividends and distributions upon the dissolution, liquidation or winding up of the Company. Dividends will be payable in cash at the annual rate of 12% until the second closing, and thereafter at the annual rate of 6%, in each case cumulative and compounded quarterly, on the liquidation value of $1,000 per share. The Company will be required to declare and pay such dividends to the extent that funds are legally available therefor. The Class AA Preferred Stock will be convertible, in whole or in part, at the option of the holder, into the Company's common stock, at any time after issuance, at an initial conversion price of $6.00 per shares, subject to certain adjustments. The conversion price is subject to decrease, at the option of the holder, up to five times per year, between September 30, 2001 and September 30, 2003, if the average closing price of the common stock for the 60 days prior to such adjustment is $12.00 or less. The amount of adjustment will vary based on the average closing price of the common stock. After the second closing with Prometheus (which is to occur no later than January 31, 1998), the Company will have the option to require conversion of all, but not less than all, of the Class AA Preferred Stock into common stock if the average closing price of the common stock for the 90 days preceding such conversion is $12.00 per share or more. In either case, the conversion price is subject to certain antidilution adjustments. The Company will not have the right to redeem the Class AA Preferred Stock.

         The warrants will be exercisable between September 30, 1999 and September 30, 2004, at an exercise price of $7.00 per share of common stock, subject to adjustment. Between September 30, 2001 and September 30, 2003, the exercise price of the warrants is subject to decrease, at the option of the holder, if the average closing price of the common stock is $12 per share or less for the 60 preceding days, and the number of shares of common stock into which each warrant will convert upon exercise of the warrants is subject to increase if the average closing price of the common stock is $20 per share or less for the 60 preceding days. The exercise price and the number of shares into which each warrant will convert are also subject to certain antidilution adjustments. If the Agreement with Prometheus is terminated under certain circumstances prior to the second closing, the exercise price of each outstanding warrant will be decreased to $0.01 per share.

         The Class AA Preferred Stock and warrants were issued without registration under the Securities Act, pursuant to Section 4(2) as a transaction not involving a public offering.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits.

                  Number   Description

                  27       Financial Data Schedule.

         (b)      Reports on Form 8-K.

                  Form 8-K filed September 10, 1997 reporting pursuant to Item 2 the acquisition of Don Galloway Homes, Inc. and related interests.

                  Form 8-K/A filed November 10, 1997 to amend the Form 8-K filed September 10, 1997 providing financial statements required by
                  Item 7.

                  Form 8-K filed August 18, 1997 and amended by Form 8-K/A filed October 6, 1997 reporting pursuant to Item 5 the investment of Prometheus in the Company.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   THE FORTRESS GROUP, INC.



Date:  11/10/97                    By:   /s/ James J. Martell, Jr.
     -------------                       -------------------------------------
                                         James J. Martell, Jr.
                                         President and Chief Executive Officer


Date:  11/10/97                    By:   /s/ Jamie M. Pirrello
     -------------                       -------------------------------------
                                         Jamie M. Pirrello
                                         Chief Financial Officer

                                  EXHIBIT INDEX


         Number            Description

         27                Financial Data Schedule