Form 10-K/A
period 1996-12-31
FORTRESS GROUP INC
filed 1998-02-19
CIK 1010607

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                   FORM 10-K/A
                                AMENDMENT NO. 1
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 1996  Commission file number 0-28024

                            THE FORTRESS GROUP, INC.
             (Exact name of registrant as specified in its charter)

                                   -----------

             Delaware                                         54-1774977
  (State or other jurisdiction of                          (I.R.S. Employer
   incorporation or organization)                         Identification No.)

  1650 Tysons Boulevard, Suite 600, McLean, Virginia             22102
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

         The Fortress Group, Inc. and Combined Predecessor Companies(1) (dollars in thousands, except per share amounts and operating data)


                                                                                               Year Ended December  31, 1996
                                                                            ---------------------------------------------
                                         Year Ended December 31,
                              -------------------------------------------
                                     Combined Predecessor Companies                                                The
                                                                             Combined     The Fortress           Fortress
                                                                            Predecessor   Group, Inc.           Group, Inc.
                                                                             Companies      May 21-              Pro Forma
                                                                             January 1-    December                 as
                                1992         1993        1994       1995       May 20         31      Total     Adjusted(2)
                              --------   -----------   --------   --------     -------     --------  --------   -----------
Statement of Operations
  Data:
  Revenue ................... $ 82,543   $   148,269   $174,715   $199,029     $66,119     $210,354  $276,473   $   289,571
  Gross
    profit ..................   11,060        22,124     28,431     31,595       9,694       32,967    42,661        47,361
  Operating
    income ..................    2,232         4,169      5,411      6,750       1,113       12,787    13,900        16,887

  Income before provision/
    benefit for income
    taxes....................    2,678         4,898      4,828      6,076       1,274       13,221    14,495        17,616

    Net income (3) .......... $  2,349   $     3,973   $  4,745   $  6,055     $ 1,274   $    8,208  $  9,482   $    10,916
                              ========   ===========   ========   ========     =======   ==========  ========   ===========
  Net income per share (4)...                                                            $      .69             $      1.00
                                                                                         ==========             ===========
Weighted average shares
outstanding .................                                                            11,701,587            10,819,988


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


(2) Pro Forma As Adjusted data reflect adjustments including: (i) incremental selling, general and administrative expenses associated with Fortress corporate activities of $644,000; (ii) incremental income taxes of $472,000, which would have resulted if the entities had been combined and subject to the effective federal and state statutory income tax rates;
     (iii) reduction of interest expense of $2,053,000 resulting from the refinancing of the Company's average debt outstanding of $113.9 million;
     (iv) reduction in minority interest expense of $98,000 resulting from the repurchase of a minority interest at the Acquistions; (v) adjustments to reflect the results of operations of Landmark Homes, Inc. for the eight months ended August 31, 1996, as well as the amortization of goodwill for the same period; (vi) adjustments to remove the results of operations of the Company's Genesee Custom Home Division due to the sale of the division effective July 1, 1996; (vii) adjustment to reduce net income to determine earnings per share of $110,000 to reflect the 11% cumulative preferred dividend based on the net liquidation value of the 11% cumulative preferred, convertible preferred stock issued at $100 per share, $.01 par value. The net liquidation value of $1 million reflects the Company's approval effective July 1, 1996 to redeem 10,000 shares of the originally issued and authorized 20,000 shares in connection with the sale of Genesee's Custom Home Division.


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


(4) The Pro Forma As Adjusted weighted average shares outstanding of 10,819,988 consists of: (i) 2,230,500 shares issued by Fortress prior to the Offering;
     (ii) 6,233,875 shares issued to the stockholders of the Founding Builders in connection with the Acquisitions; (iii) 779,708 shares being sold in the Common Stock Offering to pay the cash portion of the consideration for the Founding Builders; (iv) 169,098 shares being sold to acquire the Company's minority interest; (v) 1,256,807 weighted average additional shares issued to the public in the Offering and (vi) 150,000 weighted average shares issued from the Company's exercise of the overallotment.


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

Combined Actual Results of the Company from May 21 through December 31, 1996 and the Combined Predecessors from January 1 through May 20, 1996 Compared to the Combined Predecessor Results for the Year Ended December 31, 1995


         The Company's total 1996 revenues increased by $77.4 million to $276.5 million compared to the 1995 revenues of $199.0 million. The increase in revenue is the result of the greater number of homes delivered in 1996 over 1995. In 1996, the Company delivered 405 more homes than it delivered in 1995. The average sales price of a home delivered in 1996 fell to $189,500 from $190,700 in 1995. The decrease in average sales price reflects the strong growth in Buffington's operations, which targets the entry level and first time move-up markets and the acquisition of Landmark Homes, which predominately builds for the same target markets. In addition, Genesee and Christopher introduced more affordable product lines in 1996 which contributed to the Company's lower average sales price during the year compared to 1995. Land sales increased by $2.2 million in 1996 to $10.3 million compared to the Combined Predecessor Companies total land sales of $8.1 million in 1995. As a percentage of total revenue, land sales accounted for 3.7% of revenue in 1996 compared to 4.1% in 1995.

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


         Earnings before interest, taxes, depreciation and amortization (EBITDA) increased 46.3% to $29.4 million in 1996 compared to $20.1 million in 1995. EBITDA is provided as a supplemental measurement of the Company's operating performance. EBITDA does not represent cash flows from operations as defined by GAAP and should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. In addition, EBITDA measures presented by the Company may not be comparable to other similarly titled measures of other companies.

Combined Predecessors for the Year Ended December 31, 1995 Compared to the Year Ended December 31, 1994


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


         From May 21, 1996 (the time of the Offerings) through December 31, 1996, operating activities in 1996 used $6.1 million. The majority of the use of funds included an increase in receivables of $7.6 million reflecting the proceeds of home sale closings on December 31, 1996 which were not received until early January 1997. The Company built up inventories in anticipation of the higher end-of-year closings which in turn resulted in increased receivables at December 31st. The majority of these very short-term receivables were collected within the next month. Additionally, while the level of inventories appears lower due to the period presented (May 21st to December 31st), the Company has increased its inventories at December 31, 1996 compared to December 31, 1995 as part of its key growth and risk management strategies as previously discussed. The other significant use of cash during this period was for the $5.2 million reduction in the operating subsidiaries' accounts payable. The Company, through its subsidiaries, has been able to renegotiate many supplier and subcontractor contracts based on quicker payment of outstanding invoices. Even with the decrease in accounts payable, excluding the cyclical build up of accounts receivable and the increased inventories, the Company's operating activities provided net cash during the period.

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


                                                                    Selected Financial Data

                                              Pro Forma             For the Period          For the Period
                                            For the Year             May 21, 1996            For the Year
                                                Ended                   Through                 Ended
                                         December 31, 1996         December 31, 1996       December 31, 1994
                                       --------------------       --------------------     -----------------
Revenue                              $   289,571    00.0%       $  210,354   100.0%       $ 174,715   100.0%
      Cost of sales                      242,210    83.6%          177,387    84.3%         146,284    83.7%
                                         -------    ----           -------    ----          -------    ----
          Gross profit                    47,361    16.4%           32,967    15.7%          28,431    16.3%

Operating Expenses
      Selling                             16,221     5.6%           11,527     5.5%          11,840     6.8%
      General & administrative            14,253     4.9%            8,653     4.1%          11,180     6.4%
                                          ------     ---             -----     ---           ------     ---
                                          30,474    10.5%           20,180     9.6%          23,020    13.2%
                                          ------    ----            ------     ---           ------    ----
      Operating income                    16,887     5.8%           12,787     6.1%           5,411     3.1%
Other Non-operating (Income)
  Expense
      Interest expense                       463     0.2%              429     0.2%             136     0.1%
      Minority interest                       83     0.0%               92     0.0%             907     0.5%
      Other, net                          (1,275)   -0.4%             (955)   -0.5%            (460)   -0.3%
                                          ------     ---              ----     ---           ------     ---
                                            (729)   -0.3%             (434)   -0.2%             583     0.3%
                                            ----     ---              ----     ---             ----     ---
Income Before Provision for
 Income Taxes                             17,616     6.1%           13,221     6.3%           4,828     2.8%
                                          ------     ---            ------     ---           ------     ---
Provision for Income Taxes                 6,700     2.3%            5,013     2.4%             83     0.0%
                                           -----     ---             -----     ---            -----     ---
          Net Income                 $    10,916     3.8%       $    8,208     3.9%       $   4,745     2.7%
                                     ===========     ===        ==========     ===        =========     ===
          Outstanding shares          10,819,988                11,701,587
          Earnings per share         $      1.00                $      .69                $     N/A
                                     ===========                ==========                =========



Item 8.  Financial Statements and Supplementary Data.


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

                                     PART IV

Item 14.  Exhibits, Financial Statements Schedules and Reports on Form 8-K.


 (a)  Financial Statements, Schedules and Exhibits.

         1.       Financial Statements (See Item 8 hereof.)


                                       THE FORTRESS GROUP, INC.

                                     INDEX TO FINANCIAL STATEMENTS

                                                                                                                              Page
                                                                                                                              ----

PRO FORMA COMBINED STATEMENT OF OPERATIONS
     Introduction to Pro Forma Financial Information ..................................................................        F-1
     Pro Forma Combined Statements of Operations for the year ended December 31, 1996
        (unaudited) ...................................................................................................        F-3
     Notes to Pro Forma Combined Statements of Operations .............................................................        F-4

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

SOLARIS DEVELOPMENT CORPORATION
     Report of Price Waterhouse LLP, Independent Accountants ...........................................................       F-130
     Consolidated Balance Sheet as of May 20, 1996 .....................................................................       F-131
     Consolidated Statement of Income for the period January 1, 1996 through May 20, 1996 ..............................       F-132
     Consolidated Statement of Shareholders' Equity for the period January 1, 1996 through May 20, 1996 ................       F-133
     Consolidated Statement of Cash Flows for the period January 1, 1996 through May 20, 1996...........................       F-134
     Notes to Consolidated Financial Statements ........................................................................       F-135
     Report of Ernst & Young LLP, Independent Auditors .................................................................       F-140
     Consolidated Balance Sheets as of December 31, 1994 and 1995 ......................................................       F-141
     Consolidated Statements of Income for the years ended December 31, 1994 and 1995 ..................................       F-142
     Consolidated Statements of Shareholders Equity for the years ended December 31, 1994 and 1995 .....................       F-143
     Consolidated Statements of Cash Flows for the years ended December 31, 1994 and 1995 ..............................       F-144
     Notes to Consolidated Financial Statements ........................................................................       F-145

SUNSTAR MORTGAGE LIMITED LIABILITY COMPANY
     Report of Ernst & Young LLP, Independent Auditors .................................................................       F-150
     Balance Sheet as of December 31, 1995 .............................................................................       F-151
     Statement of Operations for the period March 1, 1995 (inception) to December 31, 1995 .............................       F-152
     Statement of Members' Equity for the period March 1, 1995 (inception) to December 31, 1995 ........................       F-153
     Statement of Cash Flows for the period March 1, 1995 (inception) to December 31, 1995 .............................       F-154
     Notes to Financial Statements .....................................................................................       F-155




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

                                   SIGNATURES

   Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized February 19, 1998.

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


The unaudited Pro Forma Combined Statement of Operations presents the Company's results of operations as if the Offerings, the Acquisitions, the Sale, and the Purchase had occurred at January 1, 1996.


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


                                         Combined
                                       Predecessor      The Fortress
                                        Companies        Group, Inc.
                                     January 1, 1996 -    May 21, 1996 -                        Pro Forma
                                       May 20, 1996    December 31,1996      Total           Adjustments        Pro Forma
                                      ------------       ------------    ------------       ------------       ------------
Revenue:
    Residential sales                 $     64,984       $    200,721    $    265,705             (4,964)(e)   $    278,803
                                                                                                  18,062 (i)
    Lot sales                                1,036              9,239          10,275                                10,275
    Other revenue                               99                394             493                                   493
                                      ------------       ------------    ------------       ------------       ------------
        Total revenue                       66,119            210,354         276,473             13,098            289,571
Cost of sales                               56,425            177,387         233,812             (1,982)(b)        242,210
                                                                                                  (4,928)(e)
                                                                                                  15,308 (i)
                                      ------------       ------------    ------------       ------------       ------------
Gross profit                                 9,694             32,967          42,661              4,700             47,361
Operating expenses
    Selling expenses                         4,689             11,527          16,216               (163)            16,221
                                                                                                     168 (i)
    General and administrative
      expenses                               3,892              8,653          12,545               (121)(e)         14,253
                                                                                                     644 (a)
                                                                                                   1,185 (i)
                                      ------------       ------------    ------------       ------------       ------------
    Net operating income                     1,113             12,787          13,900              2,987             16,887
Other expense (income)
    Interest                                    63                429             492                (71)(b)            463
                                                                                                      42 (i)
    Minority interests                          89                 92             181                (98)(d)             83
    Other, net                                (313)              (955)         (1,268)                (7)(i)         (1,275)
                                      ------------       ------------    ------------       ------------       ------------
Income before provision for income
    taxes                                    1,274             13,221          14,495              3,121             17,616

Provision for income taxes                                      5,013           5,013              1,215 (f)          6,700
                                                                                                     472 (c)
                                      ------------       ------------    ------------       ------------       ------------
    Net income                        $      1,274       $      8,208    $      9,482       $      1,434       $     10,916
                                      ============       ============    ============       ============       ============

Net income per share                                     $        .69                                          $       1.00(h)
                                                         ============                                          ============
Weighted average shares outstanding                        11,701,587                                           10,819,988(g)
                                                         ============                                          ============


                            THE FORTRESS GROUP, INC.
               NOTES TO PRO FORMA COMBINED STATEMENT OF OPERATIONS



(a) An adjustment of $644,000 for the year ended December 31, 1996 to reflect increased expenses for corporate operating activities related to the newly formed public entity.

(b) Adjustments to reflect the reduction in interest expense resulting from refinancing of the Company's average debt outstanding of approximately $113.9 million for the year ended December 31, 1996. To the extent the average outstanding debt exceeds the Senior Notes of $95 million (Net Senior Note Proceeds available for refinancing), the Company has refinanced existing mortgage loans allowing such existing indebtedness to remain in place. It is assumed existing loans remain at their respective cost of funds.

     The interest expense adjustment was computed by comparing the actual interest and related fees incurred by the Company with the amount of interest costs related to the amount refinanced by the Senior Notes. In prior years, the individual Predecessor Companies incurred higher cost of capital in the form of stated interest rates and fees. The effective borrowing rate on the Senior Notes is 14.25% which reflects the assumed stated interest rate of 13.75% plus amortization of debt issue costs. In addition, this adjustment considers the effect that a portion of the interest capitalized prior to January 1, 1996, which was incurred at the Company's higher borrowing rates, would have still been in inventory as of December 31, 1996. This results from the fact that certain inventory, primarily land under development and finished lots, was acquired prior to January 1, 1996 and remained in inventory through the periods presented in the accompanying pro forma statements. Interest capitalized on this inventory prior to and during 1996 remains in the ending balance of capitalized interest presented below since this inventory has not been sold during the period presented. The resulting interest expense related adjustment for the year ended December 31, 1996 is $2,053,000 applied as a $1,982,000 decrease to cost of sales and a $71,000 decrease to interest expense.

(c) An adjustment to calculate the provision for income taxes on the combined pro forma results at the effective statutory tax rates applicable for each of the Founding Builders as if they had been C corporations for each of the periods presented.

(d) An adjustment to reduce minority interest expense of approximately $98,000 for the year ended December 31, 1996, as a result of the Company's buyout in May 1996 of the minority interest holding in one of its consolidated joint venture partnerships.

(e) An adjustment to remove the results of operations of the Company's Genesee Custom Home Building Division due to the sale of the division with an effective date of July 1, 1996.

(f) An adjustment to reflect the calculation of a provision for income taxes resulting from net pre-tax income of pro forma adjustments at the effective statutory tax rates applicable for each adjustment.


(g) The weighted average number of common shares outstanding used to calculate pro forma net income per share based on the estimated average number of shares of common stock of the pro forma combined company outstanding during the periods presented is as follows:


                                              Year ended December 31,
                                                        1996
                                              -----------------------
Shares issued by Fortress prior to the
   Offering                                           2,230,500

Shares issued to the stockholders of the
   Founding Builders                                  6,233,875

Shares issued in the Offering to cover
   the cash portion of the purchase
    price to be paid in connection with
    the acquisition of the Founding
    Builders                                            779,708

Shares issued in the Offering to acquire
   the Minority Interest                                169,098

Weighted average remaining shares
   issued to the public in the
   Offering                                           1,256,807

Weighted average shares issued from
    the Company's exercise of the
    overallotment                                       150,000
                                                     ----------
                                                     10,819,988
                                                     ==========


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


(i) An adjustment to include the results of operation for the period January 1 through August 31, 1996 for Landmark Homes, Inc. which was acquired by the Company on August 31, 1996. Included in the adjustment is amortization of goodwill totalling $157,000 for the period prior to acquisition.

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

                            THE FORTRESS GROUP, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                 (In thousands)



                                                               For the Period
                                                                May 21, 1996
                                                                  through
                                                             December 31, 1996
                                                             -----------------
Revenue:
     Residential sales                                           $  200,721
     Lot sales                                                        9,239
     Other revenue                                                      394
                                                                 ----------
        Total revenue                                               210,354
Cost of sales                                                       177,387
                                                                 ----------
Gross profit                                                         32,967
Operating expenses:
     Selling expenses                                                11,527
     General and administrative expenses                              8,653
                                                                 ----------
        Net operating income                                         12,787
Other expense (income):
     Interest                                                           429
     Minority interest                                                   92
     Other, net                                                        (955)
                                                                 ----------
Income before provision for income taxes                             13,221
Provision for income taxes                                            5,013
                                                                 ----------
        Net income                                               $    8,208
                                                                 ==========
Net income per share                                             $      .69
                                                                 ==========
Weighted average shares outstanding                              11,701,587
                                                                 ==========


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


Four homebuilding companies were acquired by Fortress simultaneous with the closing of its initial public offering on May 21, 1996 (the Offering) including Buffington Homes, Inc. (Buffington), doing business in Austin and San Antonio, Texas; Christopher Homes and Affiliates (Christopher), doing business in Las Vegas, Nevada; The Genesee Company (Genesee), doing business in Denver and Fort Collins, Colorado, and Tucson, Arizona; and the Solaris Development Corporation (Sunstar), doing business in Raleigh-Durham, North Carolina. The acquired companies as a group are referred to as the Founding Builders or, when combined with Fortress, as the Combined Predecessor Companies. When the Company was founded in June 1995, the Company issued 2,231,000 shares (par value of $.01 per share) of its founding common stock to its shareholders in exchange for the value of the intangible assets and activities of the stockholders. For financial reporting purposes, these founder shares have been recorded at par with an offsetting reduction to additional paid in capital.


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


In February 1997, the Company acquired the assets of D.W. Hutson Construction Company (Hutson), a Jacksonville, Florida homebuilder, for approximately $24.7 million to be paid $9.0 million in cash, $1.2 million in Class B preferred stock and approximately $8.5 million in assumed debt. Additional consideration of $6.0 million in Class C preferred stock is expected to be paid over a period not to exceed six years based upon the future performance of Hutson. This consideration will be accounted for as additional purchase price and, accordingly, increase the goodwill related to the acquisition and be amortized over the remaining amortization period.

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

   Cash and cash equivalents

For purposes of reporting cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Supplemental disclosures of cash flow information are as follows (in thousands):

                                             Year Ended              Period
                                            December 31,         January 1, 1996
                                       ---------------------         through
                                        1994           1995       May 20, 1996
                                       ------         ------      ------------
Cash paid for:
     Interest .....................    $6,163         $8,612         $2,826
                                       ------         ------         ------
     Income taxes .................    $  231         $   83         $    6
                                       ======         ======         ======

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

     As discussed in Note 1, Solaris Development Corporation was acquired by The Fortress Group, Inc. on May 20, 1996.

PRICE WATERHOUSE, LLP

Raleigh, North Carolina
December 11, 1996

                        SOLARIS DEVELOPMENT CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)

                                                                                                          MAY 20,
                                                                                                           1996
                                                                                                          -------
                                                ASSETS
Housing inventory (Note 3).............................................................................   $18,717
Cash...................................................................................................     1,214
Related party accounts receivable (Note 7).............................................................       241
Other assets, net of accumulated amortization of $14,207...............................................       207
Property and equipment, net............................................................................       455
                                                                                                          -------
          Total assets.................................................................................   $20,834
                                                                                                          -------
                                                                                                          -------
                                 LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and other liabilities.................................................................   $ 2,395
Lines of credit (Note 5)...............................................................................     1,358
Notes payable (Note 4).................................................................................    13,457
Customer deposits......................................................................................       688
                                                                                                          -------
          Total liabilities............................................................................    17,898
Minority interest......................................................................................     1,383

Shareholders' equity:
     Common stock, no par value, 100,000 shares authorized, 3,000 shares issued and outstanding........         1
     Retained earnings.................................................................................     1,552
                                                                                                          -------
          Total shareholders' equity...................................................................     1,553
                                                                                                          -------
Commitments (Note 8)
          Total liabilities and shareholders' equity...................................................   $20,834
                                                                                                          -------
                                                                                                          -------

   The accompanying notes are an integral part of these financial statements.

                        SOLARIS DEVELOPMENT CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                                 (IN THOUSANDS)

                                                                                 FOR THE PERIOD
                                                                                 JANUARY 1, 1996
                                                                                     THROUGH
                                                                                  MAY 20, 1996
                                                                                 ---------------
Revenue:
  Residential homebuilding revenue..............................................     $11,747
  Other revenue.................................................................          43
                                                                                     -------
          Total revenue.........................................................      11,790
Cost and expenses:
  Cost of sales.................................................................       9,863
  General and administrative....................................................         725
  Selling and marketing.........................................................         999
                                                                                     -------
                                                                                      11,587
                                                                                     -------
          Income before minority interest.......................................         203
Other expenses:
  Minority interest in income of joint ventures.................................          89
                                                                                     -------
Net income......................................................................     $   114
                                                                                     -------
                                                                                     -------
Unaudited pro forma net income (Note 11)........................................     $    68
                                                                                     -------
                                                                                     -------

   The accompanying notes are an integral part of these financial statements.

                        SOLARIS DEVELOPMENT CORPORATION
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)


                                                                                                           TOTAL
                                                                                 COMMON    RETAINED    SHAREHOLDERS'
                                                                                 STOCK     EARNING         EQUITY
                                                                                 ------    --------    --------------
Balance at December 31, 1995..................................................     $1       $2,080         $2,081
  Net income..................................................................     --          114            114
  Distributions to shareholders...............................................     --         (642)          (642)
                                                                                 ------    -------        -------
Balance at May 20, 1996.......................................................     $1       $1,552         $1,553
                                                                                 ------    -------        -------
                                                                                 ------    -------        -------


   The accompanying notes are an integral part of these financial statements.

                        SOLARIS DEVELOPMENT CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                    FOR THE PERIOD
                                                                                                    JANUARY 1, 1996
                                                                                                        THROUGH
                                                                                                     MAY 20, 1996
                                                                                                    ---------------
Cash flows from operating activities
  Net income.....................................................................................       $   114
  Adjustments to reconcile net income to net cash used in operating activities:
     Depreciation and amortization...............................................................            73
     Minority interest...........................................................................            89
     Gain on sale of asset.......................................................................            --
     Changes in operating assets and liabilities:
       Related party accounts receivable.........................................................           (77)
       Other assets..............................................................................           404
       Land under development and improved lots..................................................         2,786
       Homes under construction..................................................................        (7,204)
       Accounts payable and other liabilities and customer deposits..............................         1,031
       Related party payables....................................................................            --
                                                                                                       ---------
     Net cash used in operating activities.......................................................        (2,784)
Cash flows from investing activities
  Purchases of property and equipment............................................................           (51)
  Proceeds from sale of property and equipment...................................................            10
                                                                                                       ---------
     Net cash used in investing activities.......................................................           (41)
Cash flows from financing activities
  Payments on bank lines of credit...............................................................        (2,225)
  Proceeds from bank lines of credit.............................................................           718
  Payments on notes payable......................................................................       (15,771)
  Proceeds from notes payable....................................................................        21,083
  Investment in mortgage company.................................................................
  Distributions to shareholders..................................................................          (642)
  Distributions to minority interest.............................................................            --
  Return of capital to minority interest.........................................................            --
                                                                                                       --------
     Net cash provided by financing activities...................................................         3,163
                                                                                                       --------
  Net increase in cash...........................................................................           338
  Cash, beginning of period......................................................................           876
                                                                                                       --------
  Cash, end of period............................................................................       $ 1,214
                                                                                                       --------
                                                                                                       ---------
Supplemental disclosure of cash flows information:
  Cash paid during the period for interest.......................................................       $   329
                                                                                                       --------
                                                                                                       --------

   The accompanying notes are an integral part of these financial statements.

                        SOLARIS DEVELOPMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--BUSINESS AND ORGANIZATION


     Solaris Development Corporation (the Company) was formed in 1985 for the purpose of developing land and building subdivisions featuring affordable custom built homes in the Raleigh, Durham, Chapel Hill region of North Carolina. The consolidated financial statements include the accounts of the Company, the Company's interest in the Village Lakes and the Park Village joint ventures. These entities are related through common ownership and management.


     The Company and its shareholders have entered into a definitive agreement with The Fortress Group, Inc. (Fortress) pursuant to which the Company merged with Fortress (the Merger) on May 20, 1996. All outstanding shares of the Company were exchanged for cash and shares of Fortress's common stock concurrent with the consummation of the initial public offering of Fortress Group. Subsequent to the merger, the Company purchased the remaining 34% interest in the Park Village joint venture and repaid most outstanding notes payable and lines of credit using proceeds received from Fortress.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

     Minority interest as of May 20, 1996 includes the 50% interest in the Village Lakes joint venture and the 34% interest in the Park Village joint venture owned by various other parties.

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

                        SOLARIS DEVELOPMENT CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

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

  Risks and Uncertainties

     As of May 20, 1996, the Company had incurred and capitalized approximately $484,000 in costs related to a planned urban development, the future development of which is contingent upon the Company securing financing to exercise its land purchase option and obtaining appropriate infrastructure and regulatory approvals. These costs are recorded as 'housing inventory' in the accompanying balance sheet. Management expects this development project to proceed as planned. However, should financing and other contingencies not be successfully resolved, the Company may not recover its capitalized costs.

  Advertising Expense

     The cost of advertising is expensed as incurred. The Company incurred approximately $201,000 in advertising costs during the period from January 1 through May 20, 1996.

  Reclassifications

     Certain prior amounts in the financial statements have been reclassified to conform with current classifications. These reclassifications did not result in any changes in net income or shareholders' equity as previously reported.

NOTE 3--REAL ESTATE INVENTORIES

     Real estate inventories are summarized as follows (in thousands):

                                                             MAY 20, 1996
                                                             ------------
Work-in-progress
  Sold homes...............................................    $  8,664
  Speculative homes........................................       4,039
                                                               --------
                                                                 12,703
                                                               --------
Land
  Finished lots............................................       2,618
  Land under development...................................         984
  Land and other costs.....................................         484
                                                               --------
                                                                  4,086
Model homes................................................       1,928
                                                               --------
     Total.................................................    $ 18,717
                                                               --------
                                                               --------

     Models are constructed to assist in the marketing effort of a development and speculative construction represents non-model homes either under construction or completed which are not subject to a sales contract.

                        SOLARIS DEVELOPMENT CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTES 4--NOTES PAYABLE AND CONSTRUCTION LOANS

     Notes payable and construction and development loans consist of the following (in thousands):

                                                                                                       MAY 20, 1996
                                                                                                       ------------
Construction and development payable Notes payable to financial institution collateralized by a deed of trust on real property with interest at prime plus 1% (9.25% at May 20, 1996). Interest and
  principal are due on demand.......................................................................     $  2,481
Notes payable to bank, collateralized by a deed of trust on real property and personal guarantees by the shareholders of the Company with interest at prime plus 3/4% (9% at May 20, 1996). Interest
  and principal are due on demand...................................................................        2,288
Notes payable to bank, collateralized by a deed of trust on real property and personal guarantees by the shareholders of the Company with interest at prime plus 1/2% (8.75% at May 20, 1996). Interest and principal are due on demand.
Other notes payable.................................................................................        8,331
Notes payable to former shareholder, collateralized by a 25% equity interest in the Company with
  interest at 6%, due in quarterly installments of $22,496 through January 1999.....................          227
Other notes payable.................................................................................          130
                                                                                                         --------
                                                                                                         $ 13,457
                                                                                                         --------
                                                                                                         --------

     Principal maturities of the above indebtedness during the remainder of 1996 and subsequent years are as follows (in thousands):

YEAR ENDED DECEMBER 31,
-----------------------
1996......................................................   $13,188
1997......................................................       113
1998......................................................       119
1999......................................................        36
2000......................................................         1
                                                             -------
                                                             $13,457
                                                             -------
                                                             -------

     The Company incurred interest costs of approximately $359,099 from January 1, 1996 through May 20, 1996. Of this amount approximately $80,300 was capitalized to land under development and improved lots and approximately $278,800 was capitalized to homes under construction for the period January 1, 1996 through May 20, 1996, respectively.

NOTE 5--PROPERTY AND EQUIPMENT

     Property and equipment is summarized as follows (in thousands):


                                                             MAY 20,
                                                              1996
                                                             -------
Automobiles................................................   $  57
Computer equipment.........................................      12
Office equipment and furniture.............................      99
Model home furniture displays..............................     728
                                                              -----
                                                                896
                                                              -----
Less accumulated depreciation..............................    (441)
                                                              -----
                                                              $ 455
                                                              -----
                                                              -----

                        SOLARIS DEVELOPMENT CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 6--LINES OF CREDIT

     During 1994, the Company obtained a $4 million revolving line of credit from a bank for land development in the Park Village subdivision. This line of credit extends through the completion of the development of the entire tract, and bears interest at a rate of the bank's prime rate plus 3/4% (9.0% at May 20, 1996). Interest is payable monthly. Under this line of credit, the Company had outstanding at May 20, 1996, borrowings of $450,021. The line of credit is collateralized by first and second deeds of trust on the land, guarantees of the Company, and limited personal guarantees of the individual owners in the joint venture.

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

NOTE 7--RELATED PARTY TRANSACTIONS

     The Company conducts transactions with companies affiliated through investments in joint ventures. The Company records these related party transactions through its due to/due from accounts, which have been eliminated in consolidation.

     As of May 20, 1996, accounts receivable from related parties were $240,916. Of this amount, $102,904, was due from a partner in one of the Company's joint ventures. The remainder of the balance of approximately $138,012 is due from Fortress for reimbursement of expenses incurred by the Company on their behalf. These receivables represent verbal agreements between the entities and are payable on demand.

     The Company entered into an office lease agreement with an affiliated company on November 1, 1995. Rent expense related to this agreement was approximately $32,500 from January 1, 1996 through May 20, 1996.

NOTE 8--EMPLOYEE BENEFIT PLANS

     The Company participates in a 401(k) plan under which employees can, after one-half year of service, contribute a percentage of their gross salary up to a maximum of $9,500 for 1996. The Company made a matching contribution of $37,900 to the Plan during the period January 1, 1996 through May 20, 1996. The Company did not incur any plan administrative expenses during 1996, as these expenses were offset against forfeitures.

NOTE 9--LEASES

     The Company rents its facilities and certain office equipment under operating leases. Future minimum lease payments under the leases, which have remaining terms in excess of one year, are as follows:

MAY 21 - DECEMBER 31, 1996
YEAR ENDED DECEMBER 31,
--------------------------
1997.............................................................  $114
1998.............................................................   158
1999.............................................................   123
2000.............................................................    98
                                                                   ----
                                                                   $622
                                                                   ----
                                                                   ----

     Total rent expense from January 1, 1996 through May 20, 1996 was $96,000.

                        SOLARIS DEVELOPMENT CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 10--COMMON STOCK

     Effective January 1, 1994, the Company redeemed all 1,000 shares of common stock, held by a shareholder resulting in a decrease in retained earnings of $386,228. In conjunction with this transaction, the Company incurred a note payable to the former shareholder collateralized by the redeemed stock in the amount of $386,228, of which $226,560 is outstanding as of May 20, 1996, respectively. This transaction did not result in any gain or loss for the Company.

     On January 1, 1994, the Company entered into a contract with this same former shareholder whereby the Company agreed to pay the individual a consulting fee in the amount of $300,000 payable in sixty monthly installments of $5,000.

NOTE 11--UNAUDITED PRO FORMA NET INCOME

     The following unaudited pro forma income tax information is presented in accordance with SFAS No. 109, 'Accounting for Income Taxes,' as if the Company had been a C Corporation subject to Federal and state income taxes for the period from January 1, 1996 through May 20, 1996.

                                                                                 FOR THE PERIOD
                                                                                 JANUARY 1, 1996
                                                                                     THROUGH
                                                                                  MAY 20, 1996
                                                                                 ---------------
Net income before pro forma adjustment, per statement of income.................      $ 114
Pro forma adjustment:
  Provision for income taxes at estimated effective rate of 40%.................        (46)
                                                                                     ------
Pro forma net income............................................................      $  68
                                                                                     ------

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders of
Solaris Development Corporation

     We have audited the accompanying consolidated balance sheets of Solaris Development Corporation as of December 31, 1995 and 1994, and the related consolidated statements of income, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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


/s/ ERNST & YOUNG LLP


Raleigh, North Carolina
February 10, 1996

                        SOLARIS DEVELOPMENT CORPORATION
                          CONSOLIDATED BALANCE SHEETS


                                                                                             DECEMBER 31,
                                                                                      --------------------------
                                                                                         1994           1995
                                                                                      -----------    -----------
                                      ASSETS
Housing inventories:
  Homes under construction (Note 2)................................................   $10,411,366    $ 7,427,620
  Land under development and improved lots.........................................     4,372,496      6,415,701
  Land options for future development and related costs............................            --        456,084
                                                                                      -----------    -----------
                                                                                       14,783,862     14,299,405
Cash...............................................................................     1,380,851        873,686
Restricted cash....................................................................       141,860        440,366
Related party accounts receivable (Note 5).........................................       122,417        163,490
Other assets, net of accumulated amortization of $12,633 and $13,652,
  respectively.....................................................................        46,347        171,528
Property and equipment:
  Automobiles......................................................................        50,204         56,590
  Computer equipment...............................................................         4,711         12,388
  Office equipment and furniture...................................................        63,690         93,265
  Model home furniture and sales displays..........................................       483,422        691,878
                                                                                      -----------    -----------
                                                                                          602,027        854,121
  Less accumulated depreciation....................................................      (234,698)      (368,801)
                                                                                      -----------    -----------
                                                                                          367,329        485,320
                                                                                      -----------    -----------
          Total assets.............................................................   $16,842,666    $16,433,795
                                                                                      -----------    -----------
                                                                                      -----------    -----------
                       LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and other liabilities.............................................   $ 3,055,595    $ 1,591,351
Line of credit (Note 4)............................................................     1,626,199      2,863,759
Notes payable (Note 3).............................................................     9,242,932      8,145,313
Customer deposits..................................................................       391,671        460,224
                                                                                      -----------    -----------
          Total Liabilities........................................................    14,316,397     13,060,647
Minority interest..................................................................     1,346,273      1,294,632
Shareholders' equity
  Common stock, no par value, 100,000 shares authorized, 3,000 shares issued and
     outstanding December 31, 1994 and 1995........................................         1,000          1,000
  Retained earnings................................................................     1,178,996      2,077,516
                                                                                      -----------    -----------
          Total shareholders' equity...............................................     1,179,996      2,078,516
Commitments (Note 8)
          Total liabilities and shareholders' equity...............................   $16,842,666    $16,433,795
                                                                                      -----------    -----------
                                                                                      -----------    -----------


                            See accompanying notes.

                        SOLARIS DEVELOPMENT CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                                       YEAR ENDED DECEMBER 31,
                                                                                      --------------------------
                                                                                         1994           1995
                                                                                      -----------    -----------
Revenue:
  Residential homebuilding revenue.................................................   $33,197,542    $42,563,554
  Interest income..................................................................        16,133         36,891
                                                                                      -----------    -----------
                                                                                       33,213,675     42,600,445
Costs and expenses:
  Cost of sales....................................................................    26,258,391     33,792,304
  General and administrative.......................................................     1,763,897      2,684,718
  Selling and marketing............................................................     2,744,734      3,353,012
  Interest.........................................................................        41,923         39,623
                                                                                      -----------    -----------
                                                                                       30,808,945     39,869,657
                                                                                      -----------    -----------
Income before minority interest....................................................     2,404,730      2,730,788
Minority interest in (loss) income of subsidiaries.................................       906,672        745,457
                                                                                      -----------    -----------
Net income.........................................................................   $ 1,498,058    $ 1,985,331
                                                                                      -----------    -----------
                                                                                      -----------    -----------
Unaudited pro forma net income (Note 9)............................................                  $ 1,191,199
                                                                                                     -----------
                                                                                                     -----------

                            See accompanying notes.

                        SOLARIS DEVELOPMENT CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS EQUITY


                                                                                                         TOTAL
                                                                             COMMON     RETAINED     SHAREHOLDERS'
                                                                             STOCK      EARNINGS         EQUITY
                                                                             ------    ----------    --------------
Balance at December 31, 1993..............................................   $1,000    $  832,756      $  833,756
  Net income..............................................................      --      1,498,058       1,498,058
  Distributions to shareholders...........................................      --       (765,590)       (765,590)
  Redemption of common stock (Note 8).....................................      --       (386,228)       (386,228)
                                                                             ------    ----------    --------------
Balance at December 31, 1994..............................................   1,000      1,178,996       1,179,996
  Net income..............................................................      --      1,985,331       1,985,331
  Distributions to shareholders...........................................      --     (1,086,811)     (1,086,811)
                                                                             ------    ----------    --------------
Balance at December 31, 1995..............................................   $1,000    $2,077,516      $2,078,516
                                                                             ------    ----------    --------------
                                                                             ------    ----------    --------------


                            See accompanying notes.

                        SOLARIS DEVELOPMENT CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                       YEAR ENDED DECEMBER 31,
                                                                                     ----------------------------
                                                                                         1994            1995
                                                                                     ------------    ------------
OPERATING ACTIVITIES
Net income........................................................................   $  1,498,058    $  1,985,331
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
  Depreciation and amortization...................................................         82,298         155,819
  Minority interest...............................................................        906,672         745,457
  Gain on sale of asset...........................................................             --          (2,483)
  Changes in operating assets and liabilities:
     Accounts receivable from related parties.....................................        (94,879)        (41,073)
     Other assets.................................................................         15,811        (126,200)
     Land under development and improved lots.....................................     (2,685,168)     (2,499,289)
     Homes under construction.....................................................     (4,495,241)      2,983,746
     Accounts payable and other liabilities and customer deposits.................      2,942,414      (1,395,691)
     Related party payables.......................................................        (73,105)             --
                                                                                     ------------    ------------
Net cash (used in) provided by operating activities...............................     (1,903,140)      1,805,617
INVESTING ACTIVITIES
Change in restricted cash.........................................................        165,140        (298,506)
Purchases of property and equipment...............................................       (207,964)       (302,297)
Proceeds from sale of property and equipment......................................             --          25,631
                                                                                     ------------    ------------
Net cash used in investing activities.............................................        (42,824)       (575,172)
FINANCING ACTIVITIES
Payments on bank line of credit...................................................     (1,777,400)     (2,l75,6l9)
Proceeds from bank line of credit.................................................      3,403,599       3,413,179
Payments on notes payable.........................................................    (24,587,820)    (31,525,538)
Proceeds from notes payable.......................................................     26,704,477      30,427,919
Distributions to shareholders.....................................................       (765,590)     (1,086,811)
Distributions to minority interest................................................       (339,810)       (437,140)
Return of capital to minority interest............................................             --        (353,600)
                                                                                     ------------    ------------
Net cash provided by (used in) financing activities...............................      2,637,456      (1,737,610)
                                                                                     ------------    ------------
Increase (decrease) in cash.......................................................        691,492        (507,165)
Cash at beginning of period.......................................................        689,359       1,380,851
                                                                                     ------------    ------------
Cash at end of period.............................................................   $  1,380,851    $    873,686
                                                                                     ------------    ------------
                                                                                     ------------    ------------

Supplemental disclosure of cash flow information
Cash paid during the period for interest..........................................   $    647,900    $  1,058,581
                                                                                     ------------    ------------
                                                                                     ------------    ------------


SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES

     Excluded from the consolidated 1994 statement of cash flows was the effect of a non-cash transaction in which the Company incurred $386,228 of notes payable to a former shareholder in conjunction with the redemption of this individual's 1,000 shares of common stock. (Note 8)

                        SOLARIS DEVELOPMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1995

1.  BUSINESS DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES


  Business of the Company

     Solaris Development Corporation (the 'Company') was formed in 1985 for the purpose of developing land and building subdivisions featuring affordable custom built homes in the Raleigh, Durham, Chapel Hill region of North Carolina.

     The Company and its shareholders have entered into a definitive agreement with the Fortress Group pursuant to which the Company will merge with the Fortress Group (the 'Merger'). All outstanding shares of the Company will be exchanged for cash and shares of The Fortress Group's common stock concurrent with the consummation of the initial public offering of the common stock of the Fortress Group and subordinated debt.

  Basis of Presentation


     The consolidated financial statements include the accounts of the Company and joint ventures in which it was involved during the years ended December 31, 1994 and 1995. The Company owns a 50% interest in the Village Lakes joint venture and a 66% interest in the Park Village joint venture. All significant intercompany balances and transactions have been eliminated in consolidation. The Company consolidates its 50% interest in the Village Lakes joint venture since it is the managing partner of the venture. Solaris has full responsibility and complete discretion in the management and control of the business of the venture, and makes all decisions regarding the management and affairs of the venture.


     Minority interest as of December 31, 1994 and 1995 includes the 50% interest in the Village Lakes joint venture and the 34% interest in the Park Village joint venture owned by various other parties.

  Residential Home-building Revenue

     The Company is primarily engaged in the construction and sale of residential housing. Revenue is recognized at the time of the closing of a sale, when title to and possession of the property transfer to the buyer.

  Other Assets

     Other assets consist of earnest money deposits, land options, organizational costs, deferred offering costs and other deposits. The organizational costs are amortized using the straight-line method over a five year period.

  Property and Equipment

     Property and equipment are stated at cost. Depreciation is computed primarily using accelerated methods with useful lives ranging from five to seven years.

  Restricted Cash

     When a sales contract is signed, the Company receives a deposit from the buyer which is restricted until the transaction is closed. As of December 31, 1994 and 1995, the restricted cash held in an escrow account was $141,860 and $440,366, respectively.

  Income Taxes

     The Company has elected S Corporation status. All federal and state income tax liabilities are accordingly the responsibility of the shareholders rather than the Company and are therefore not recorded at the Company level. The Company's S Corporation status will terminate on consummation of the Merger disclosed above. See Note 9 for information regarding the pro forma income tax disclosures.

                        SOLARIS DEVELOPMENT CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

1.  BUSINESS DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

  Use of Estimates

     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and use assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  Risks and Uncertainties

     As of December 31, 1995, thc Company had incurred and capitalized approximately $456,000 in costs related to a planned urban development, the future development of which is contingent upon the Company securing financing to exercise its land purchase option and obtaining appropriate infrastructure and regulatory approvals. These costs are recorded as 'land options for future development and related costs' in the accompanying balance sheet. Management expects this development project to proceed as planned. However, should financing and other contingencies not be successfully resolved, the Company would need to write-off these capitalized costs.

  Advertising Expense

     The cost of advertising is expensed as incurred. The Company incurred approximately $242,000 and $261,000 in advertising costs during 1994 and 1995, respectively.

  Reclassifications

     Certain 1994 amounts in the financial statements have been reclassified to conform with 1995 classifications. These reclassifications did not result in any changes in net income or shareholders' equity as previously reported.

2.  HOUSING INVENTORIES


     Housing inventories consist principally of homes under construction, land under development, improved lots, and land options and other costs related to future development. Inventories are stated at the lower of cost or net realizable value. In addition to direct land acquisition, land development and housing construction costs, inventory costs include interest, real estate taxes, the cost of real estate options, related legal fees, and certain administrative costs which are capitalized in inventory during the development and construction periods. All other costs are charged to expense as incurred. Net realizable value estimates are based on management's present plans and intentions of undiscounted sale prices less development and disposition costs, assuming that disposition occurs in the normal course of business.


     Homes under construction are summarized as follows:

                                                            DECEMBER 31,
                                                      -------------------------
                                                         1994           1995
                                                      -----------    ----------
Work in progress...................................   $ 6,243,536    $4,356,776
Models.............................................     1,725,115     1,893,560
Speculative construction...........................     2,442,715     1,177,284
                                                      -----------    ----------
                                                      $10,411,366    $7,427,620
                                                      -----------    ----------
                                                      -----------    ----------

     Models are constructed to assist in the marketing effort of a development and speculative construction represents non-model homes either under construction or completed which are not subject to a sales contract.

                        SOLARIS DEVELOPMENT CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

3.  NOTES PAYABLE AND CONSTRUCTION LOANS

     Notes payable and construction and development loans consist of the following:


                                                                           DECEMBER 31,
                                                                     ------------------------
                                                                        1994          1995
                                                                     ----------    ----------
Construction and development loans payable:
  Notes payable to financial institution collateralized by a deed of trust on real property with interest at prime plus 1%
     (Prime was 8.65% at December 31, 1995). Interest and
     principal are due on demand..................................   $5,160,054    $1,513,737
  Notes payable to bank, collateralized by a deed of trust on real property and personal guarantees by the shareholders of the
     Company with interest at prime plus 3/4% (Prime was 8.65% at
     December 31, 1995). Interest and principal are due on
     demand.......................................................    1,743,560     2,068,096
  Notes payable to bank, collateralized by a deed of trust on real property and personal guarantees by the shareholders of the
     Company with interest at prime plus 1% (Prime was 8.65% at
     December 31, 1995). Interest and principal are due on
     demand.......................................................    1,695,350     3,910,096
  Notes payable to bank, collateralized by a deed of trust on real property and personal guarantees by the shareholders of the
     Company with interest at prime plus 1/2% (Prime was 8.65% at
     December 31, 1995). Interest and principal are due on
     demand.......................................................           --       224,390
Other notes payable:
  Notes payable to former shareholder, collateralized by a 25%
     equity interest in the Company with interest at 6%, due in
     quarterly installments of $22,496 through January 1999.......      317,898       245,376
  Other notes payable.............................................      326,070       183,618
                                                                     ----------    ----------
                                                                     $9,242,932    $8,145,313
                                                                     ----------    ----------
                                                                     ----------    ----------


     Principal maturities of the above indebtedness during the years immediately following December 31, 1995 are as follows:

1996.....................................................   $7,876,500
1997.....................................................      113,428
1998.....................................................      118,463
1999.....................................................       35,767
2000.....................................................        1,155
                                                            ----------
                                                            $8,145,313
                                                            ----------
                                                            ----------

     The Company incurred interest costs of approximately $647,900 in 1994 and $1,058,581 in 1995. Of these amounts approximately $77,000 and $171,503 were capitalized to land under development and improved lots and approximately $529,200 and $847,455 were capitalized to homes under construction for the years ended December 31, 1994 and 1995, respectively.

                        SOLARIS DEVELOPMENT CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

4.  LINE OF CREDIT

     During 1994, the Company obtained a $4 million revolving line of credit from a bank for land development in the Park Village Subdivision. This line of credit extends through the completion of the development of the entire tract, and bears interest at a rate of the bank's prime rate plus 3/4%. Interest is payable monthly. Under this line of credit, the Company had outstanding at December 31, 1994 and 1995, borrowings of $1,626,199 and $1,537,964, respectively. The line of credit is collateralized by first and second deeds of trust on the land, guarantees of the Company, and limited personal guarantees of the individual owners in the joint venture.

     During 1995, the Company obtained two additional lines of credit for $2 million and $2.1 million from banks for land development in the Preston Oaks and Lake Ridge Subdivisions. The lines of credit extend through the completion of the development of these subdivisions. The Preston Oaks line bears interest at prime plus 1/2% and the Lake Ridge line bears interest at prime plus 3/4%. Under these lines of credit, the Company had outstanding at December 31, 1995, borrowings of $693,700 and $632,095 for the Preston Oaks and Lake Ridge Subdivisions, respectively. The lines of credit are collateralized by deeds of trust on the land and personal guarantees by the shareholders of the Company.

5.  RELATED PARTY TRANSACTIONS

     The Company conducts transactions with companies affiliated through investments in joint ventures. The Company records these related party transactions through its due to/due from accounts, which have been eliminated in consolidation.

     As of December 31, 1994 and 1995, accounts receivable from related parties were $122,417 and $163,490, respectively. Of this amount, $107,512 and $93,312 at December 31, 1994 and 1995, respectively, was due from a partner in one of the Company's joint ventures. The remainder of the 1995 balance of approximately $70,000 is due from an affiliated company for reimbursement of expenses incurred by the Company on their behalf. These receivables represent verbal agreements between the entities and are payable on demand.

     The Company entered into an office lease agreement with an affiliated company on November 1, 1995. Rent expense related to this agreement was approximately $13,000 for the year ended December 31, 1995.

6.  401(K) PLAN

     The Company participates in a 401(k) plan under which employees can, after one half year of service, contribute a percentage of their gross salary up to a maximum of $9,240 for 1994 and $9,500 for 1995. The Company made matching contributions totaling $30,827 and $29,786 to the Plan during the years ended December 31, 1994 and 1995, respectively. The Company did not incur any plan administrative expenses during 1994 or 1995, as these expenses were offset against forfeitures.

7.  LEASES

     The Company rents its facilities and certain office equipment under operating leases. Future minimum lease payments under the leases, which have remaining terms in excess of one year, are as follows:

1996.........................................................   $161,776
1997.........................................................    133,532
1998.........................................................    108,515
1999.........................................................    102,507
2000.........................................................     80,008
                                                                --------
                                                                $586,338
                                                                --------
                                                                --------

                        SOLARIS DEVELOPMENT CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

7.  LEASES--(CONTINUED)

     Total rent expense for years ended December 31, 1994 and 1995 was $96,901 and $148,444, respectively.

8.  REDEMPTION OF COMMON STOCK

     Effective January 1, 1994, the Company redeemed all 1,000 shares of common stock, held by a shareholder resulting in a decrease in retained earnings of $386,228. In conjunction with this transaction, the Company incurred a note payable to the former shareholder collateralized by the redeemed stock in the amount of $386,228, of which $317,898, and $245,376 is outstanding as of December 31, 1994 and 1995, respectively. This transaction did not result in any gain or loss for the Company.

     On January 1, 1994, the Company entered into a contract with this same former shareholder whereby the Company agreed to pay the individual a consulting fee in the amount of $300,000 payable in sixty monthly installments of $5,000.

9.  UNAUDITED PRO FORMA NET INCOME

     The following unaudited pro forma income tax information is presented in accordance with Statement of Financial Accounting Standard No. 109 (SFAS 109) as if the Company had been a C Corporation subject to federal and state income taxes for the year ended December 31, 1995.

                                                                          YEAR ENDED
                                                                         DECEMBER 31,
                                                                             1995
                                                                         ------------
Earnings before pro forma adjustments, per statement of income........    $1,985,331
Pro forma adjustment:
  Provision for income taxes at estimated effective rate of 40%.......       794,132
                                                                          ----------
Pro forma net income..................................................    $1,191,199
                                                                          ----------
                                                                          ----------