Form 10-Q/A
period 1997-09-30
FORTRESS GROUP INC
filed 1998-02-19
CIK 1010607

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


                        Commission file number: 0-28024


                            THE FORTRESS GROUP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Delaware                                      54-1774997
    --------------------------                 --------------------------------
   (State or other jurisdiction                (IRS Employer Identification No.)
of incorporation or organization)


            1650 Tysons Boulevard, Suite 600, McLean, Virginia 22102
            --------------------------------------------------------
             (Address of principal executive offices and zip code)


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

                            THE FORTRESS GROUP, INC.

                        QUARTER ENDED SEPTEMBER 30, 1997



                                     INDEX
                                                                     PAGE
                                                                     ----

PART I - FINANCIAL INFORMATION

   Item 1. Financial Statements.

     The Fortress Group, Inc.
           Consolidated Balance Sheets                                 3
           Consolidated Statements of Operations
             (unaudited)                                               4
           Consolidated Statements of Changes in
             Shareholders' Equity (unaudited)                          6
           Consolidated Statements of Cash Flows
             (unaudited)                                               7
           Notes to Consolidated Financial Statements
             (unaudited)                                               8

   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations.                       13



PART II - OTHER INFORMATION

   Item 2. Changes in Securities.                                     19

   Item 6. Exhibits and Reports on Form 8-K.                          20
             (a)     Exhibits.
             (b)     Reports on Form 8-K.

SIGNATURES                                                            21

EXHIBIT INDEX                                                         22

                            THE FORTRESS GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)

                                                                             September 30,     December 31,
                                                                                  1997             1996
                                                                                --------          --------
                                                                               (unaudited)

                                     ASSETS
Cash and cash equivalents                                                       $  3,483          $ 16,212
Accounts receivable                                                                9,618            10,700
Due from related parties                                                          16,730             5,176
Real estate inventories                                                          215,872           144,106
Loans held for resale                                                             11,497
Property and equipment, net                                                        7,735             3,543
Prepaid expenses and other assets                                                 29,700            10,355
Goodwill, net                                                                     19,514             3,641
                                                                                --------          --------

        Total assets                                                            $314,149          $193,733
                                                                                ========          ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued construction liabilities                           $ 16,872          $  8,526
Notes and mortgages payable                                                      211,625           140,136
Due to related parties                                                             5,306                27
Accrued expenses                                                                  13,056             8,525
Customer deposits                                                                  6,895             4,259
                                                                                --------          --------
        Total liabilities                                                        253,754           161,473
                                                                                --------          --------
Minority interest                                                                    280               274
                                                                                --------          --------
Shareholders' equity
   Preferred stock, $.01 par value, 1 million authorized                               1
     Class AA cumulative convertible (rate of 12% per annum decreases to
       6% upon the second closing with Prometheus), 46,670 designated,
       11,700 issued and outstanding ($11.7 million initial liquidation preference)
     Series A 11% cumulative convertible, 20,000 authorized, 10,000 issued and outstanding ($1 million aggregate liquidation preference)
     Series B convertible, 40,000 authorized, 8,854 issued and outstanding
       ($885,400 aggregate liquidation preference)
     Series C convertible, 70,000 authorized, 60,000 issuable (Note 8)
     Series D convertible, 67,500 authorized, 60,000 issued and outstanding ($6,000,000 aggregate liquidation preference)
   Common stock, $.01 par value, 49 million authorized,
        11,745,275 and 11,762,675 issued and outstanding                             118               118
    Additional paid-in capital                                                    47,772            23,808
    Retained earnings                                                             12,736             8,072
    Treasury stock, at cost, 84,100 and 1,700 shares                                (512)              (12)
                                                                                --------          --------
        Total shareholders' equity                                                60,115            31,986
                                                                                --------          --------
        Total liabilities and shareholders' equity                              $314,149          $193,733
                                                                                ========          ========


   The accompanying notes are an integral part of these financial statements.

                            THE FORTRESS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           (Unaudited, dollars in thousands, except per share amounts)



                                                     For the Three              For the Three
                                                      Months Ended              Months Ended
                                                    September 30, 1997        September 30, 1996
                                                    ------------------        ------------------
Revenue:
    Residential sales                                   $116,781                    $74,827
    Lot sales and other                                      982                      1,730
                                                        --------                    -------
        Total revenue                                    117,763                     76,557

Cost of sales                                             99,251                     64,214
                                                        --------                    -------

Gross profit                                              18,512                     12,343

Operating expenses:
    Selling                                                7,074                      4,463
    General and administrative                             6,208                      3,489
    Model home reserve                                      (126)
                                                        --------                    -------

        Net operating income                               5,356                      4,391
                                                        --------                    -------

Other expense (income):
    Interest                                               1,551                         95
    Minority interest                                          4                          2
    Other, net                                              (423)                      (329)
                                                        --------                    -------

Income before provision for income taxes                   4,224                      4,623
Provision for income taxes                                 1,634                      1,776
                                                        --------                    -------

Net income                                              $  2,590                   $  2,847
                                                        ========                   ========


Net income per share                                    $    .20                   $    .24
                                                        ========                   ========

Weighted average shares outstanding                   12,840,772                 11,764,375
                                                      ==========                 ==========



   The accompanying notes are an integral part of these financial statements.

                            THE FORTRESS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           (Unaudited, dollars in thousands, except per share amounts)

                                                                                         Combined
                                                                                       Predecessor
                                                                The Company             Companies        Combined
                                                      -----------------------------   --------------  --------------
                                                      For the Nine   For the Period   For the Period   For the Nine
                                                      Months Ended       May 21-        January 1-     Months Ended
                                                     Sept. 30, 1997  Sept. 30, 1996    May 20, 1996   Sept. 30, 1996
                                                     --------------  --------------    ------------   --------------
Revenue:
    Residential sales                                   $289,394         $115,723         $64,984         $180,707
    Lot sales and other revenue                            4,015            3,222           1,135            4,357
                                                        --------         --------         -------         --------

        Total revenue                                    293,409          118,945          66,119          185,064

Cost of sales                                            249,173           99,932          56,425          156,357
                                                        --------         --------         -------         --------

Gross profit                                              44,236           19,013           9,694           28,707

Operating expenses:
    Selling                                               18,581            6,326           4,689           11,015
    General and administrative                            15,740            5,320           3,892            9,212
    Non-recurring acquisition abandonment                    335
    Model home reserve                                       284
                                                        --------         --------         -------         --------

        Net operating income                               9,296            7,367           1,113            8,480
                                                        --------         --------         -------         --------

Other expense (income):
    Interest                                               2,422              131              63              194
    Minority interest                                          6               17              89              106
    Other, net                                              (988)            (387)           (313)            (700)
                                                        --------         --------         -------         --------

Income before provision for income taxes                   7,856            7,606        $  1,274         $  8,880
                                                                                         ========         ========
Provision for income taxes (Note 2)                        3,016            2,901
                                                        --------         --------

Net income                                              $  4,840         $  4,705
                                                        ========         ========

Net income per share                                    $    .38         $    .40
                                                        ========         ========

Weighted average shares outstanding                   12,466,591       11,680,916
                                                      ==========       ==========



   The accompanying notes are an integral part of these financial statements.

                            THE FORTRESS GROUP, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
        (Unaudited - except for December 31, 1996 balances, in thousands)



                                      Shares             Amount       Additional                           Total
                                ----------------   ----------------     Paid-In  Retained   Treasury    Shareholders'
                                Preferred Common   Preferred  Common    Capital  Earnings     Stock        Equity
                                ----------------   ---------  ------    -------  --------     -----        ------
Balance at December 31, 1996        10     11,763              $118     $23,808  $ 8,072      $ (12)       $31,986
   Issuance of preferred stock     144                $1                 23,955                             23,956
   Redemption of preferred stock    (3)                                    (315)                              (315)
   Preferred stock dividends                                                         (86)                      (86)
   Issuance of common stock                    65                           322                                322
   Dividends declared                                                                (90)                      (90)
   Purchase of treasury stock                (107)                                             (642)          (642)
   Reissuance of treasury stock                24                             2                 142            144
   Net income                                                                      4,840                     4,840
                                   ---     ------     --       ----     -------   -------     -----        -------

Balance at September 30, 1997      151     11,745     $1       $118     $47,772  $12,736      $(512)       $60,115
                                   ===     ======     ==       ====     =======  =======      =====        =======















   The accompanying notes are an integral part of these financial statements.

                            THE FORTRESS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)

                                                                         For the Nine        For the Period
                                                                         Months Ended            May 21-
                                                                        Sept. 30, 1997       Sept. 30, 1996
                                                                        --------------       --------------
Cash flows from operating activities
  Net income                                                              $   4,840              $   4,705
  Adjustments to reconcile net income to net cash used in
    operating activities:
    Depreciation and amortization                                             3,058                    287
    Minority interest                                                             6                     17
    Loss on sale of property and equipment                                       34                     21
    Changes in operating assets and liabilities
       Accounts receivable                                                    2,791                (10,571)
       Due from related parties                                                 147
       Real estate inventories                                              (13,205)                (6,522)
       Loans held for resale                                                (11,497)
       Prepaid expenses and other assets                                       (326)                  (627)
       Accounts payable and accrued construction liabilities                   (777)                (3,687)
       Accrued expenses                                                       3,208                  5,566
       Customer deposits                                                        550                 (1,570)
                                                                          ---------              ---------
          Net cash used in operating activities                             (11,171)               (12,381)
                                                                          ---------              ---------

Cash flows from investing activities
   Acquisition of homebuilders, net of acquired cash                        (13,170)                (4,650)
   Sale of Genesee Custom Homes division                                                               253
   Purchase of property and equipment                                        (3,791)                  (813)
   Proceeds from sale of property and equipment                                 155                     12
   Investment in limited partnerships                                        (8,523)
                                                                          ---------              ---------
          Net cash used in investing activities                             (25,329)                (5,198)
                                                                          ---------              ---------

Cash flows from financing activities
   Borrowings under notes and mortgages payable                             220,653                132,974
   Repayment of notes and mortgages payable                                (193,921)              (112,342)
   Related party borrowings                                                      45
   Repayments of related party borrowings                                      (341)                (4,470)
   Deferred financing costs                                                  (1,882)                (1,737)
   Capital distributions                                                        (59)                (6,063)
   Distributions to minority interest                                                               (1,274)
   Preferred dividends                                                          (82)
   Purchase of treasury stock                                                  (642)
   Net proceeds from issuance of stock                                                              21,843
                                                                          ---------              ---------
          Net cash provided by financing activities                          23,771                 28,931
                                                                          ---------              ---------

Net (decrease) increase in cash and cash equivalents                        (12,729)                11,352
Cash and cash equivalents, beginning of period                               16,212                  3,028
                                                                          ---------              ---------

Cash and cash equivalents, end of period                                  $   3,483              $  14,380
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

The consolidated balance sheet of the Company at December 31, 1996 consists of Fortress and its subsidiaries (the Predecessor Companies and the 1996 acquired companies, Landmark and Brookstone). The consolidated balance sheet at September 30, 1997 and the consolidated statements of operations, of shareholders' equity and of cash flows are unaudited and include the results of Fortress, inclusive of the Predecessor Companies and all of the acquisition companies subsequent to the initial public offering.

The unaudited consolidated statements of operations for the three and nine months ended September 30, 1997 include the actual results of Fortress and its subsidiaries from the respective dates of their acquisitions.

In the fourth quarter of 1996 and in 1997, the Company acquired limited partnership interests in certain land limited partnerships. These investments are accounted for under the equity method and are included in the balance sheet in "other assets" in the "Prepaid expenses and other assets" line item.

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

                                                           Combined
                                                        --------------
                                                         For the Nine
                                                         Months Ended
                                                        Sept. 30, 1996
                                                        --------------

Unaudited pro forma data:
   Income before provision for income taxes                 $8,880
   Provision for income taxes                                3,374
                                                            ------
   Net income                                               $5,506
                                                            ======
   Net income per share                                     $  .54
                                                            ======
   Weighted average shares outstanding used in the
     pro forma net income per share calculation         10,025,689
                                                        ==========


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

                                                     Nine months ended
                                                    September 30, 1997
                                                    ------------------
                                                  (unaudited, in thousands,
                                                  except per share amounts)

            Revenue                                    $342,908
            Net income                                    7,884
            Net income per share                            .52

NOTE 4 - SIGNIFICANT ACQUISITIONS

In February 1997, the Company acquired the assets of Hutson for initial consideration of approximately $24.7 million ($9.0 million in cash, $1.2 million in Class B preferred stock, and approximately $8.5 million in assumed debt). Approximately $1 million in cash and $315,000 of the preferred stock was returned to the Company based on the final accounting of the acquisition. Additional consideration of $6.0 million is expected to be paid over a period not to exceed six years based upon the future performance of Hutson.

Effective August 1, 1997, the Company acquired the stock of Galloway for initial consideration of approximately $34.6 million ($5.0 million in cash, $5.0 million in a short-term note, 60,000 shares of Series D convertible preferred stock with a $6.0 million liquidation value, and approximately $18.6 million in assumed debt). Additional consideration not to exceed $5.0 million is expected to be paid over a period not to exceed four years based upon the future performance of Galloway.

In both acquisitions, the earnout consideration will be accounted for as additional purchase price and, accordingly, increase the goodwill related to the acquisitions and be amortized over the corresponding remaining amortization periods.


NOTE 5 - REAL ESTATE INVENTORIES

Real estate inventories are summarized as follows (in thousands):

                                          September 30,    December 31,
                                              1997            1996
                                          -------------    ------------
                                          (unaudited)
     Work-in-progress
        Sold homes                         $ 81,933       $  38,547
        Speculative                          43,538          44,669
                                           --------       ---------
           Total work-in-progress           125,471          83,216

     Land
        Finished lots                        50,342          34,671
        Land under development               23,078          13,930
        Land held for development             7,498           1,009
                                           --------       ---------
           Total land                        80,918          49,610

      Model homes                             9,483          11,280
                                           --------       ---------

                                           $215,872        $144,106
                                           ========        ========

NOTE 6 - INTEREST

Information regarding interest is as follows (in thousands):

                                       For the Nine Months Ended September 30,
                                                  1997        1996 Combined
                                                  ----        -------------
                                              (unaudited)      (unaudited)
     During the periods:
        Interest incurred                       $ 18,045        $ 12,625
        Interest capitalized                     (15,623)        (12,431)
        Interest amortized to cost
          of sales                                11,959           8,599
                                                --------        --------
        Total interest expensed in
          statement of operations               $ 14,381        $  8,793
                                                ========        ========

     At the end of the periods:
        Capitalized interest in ending
          inventory                             $ 17,100        $ 11,363
                                                ========        ========

NOTE 7 - SIGNIFICANT NON-CASH TRANSACTIONS

Effective September 30, 1997, the Company executed the first closing related to its agreement with Prometheus Homebuilders LLC (Prometheus), a subsidiary of Lazard Freres Strategic Realty Investors II L.P. In connection with this transaction, Prometheus purchased 11,700 shares having an initial liquidation value of $11,700,000 of Class AA Preferred Stock and 375,000 warrants for a purchase price of $11,700,000. The funding for this transaction occurred on October 2, 1997; accordingly, the receivable is included in "Due from related parties" at September 30, 1997.

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


NOTE 8 - NOTES AND MORTGAGES PAYABLE

Notes and mortgages payable consist of the following (in thousands):


                                                   September 30,    December 31,
                                                      1997              1996
                                                   -------------    ------------
                                                   (unaudited)
    13.75% Senior Notes due 2003                       $100,000      $100,000
    Project specific land, land development
        and construction loans                           99,616        38,613
    Mortgage lines of credit                              9,399
    Other loans                                           2,610         1,523
                                                       --------      --------
                                                       $211,625      $140,136
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

The Company's mortgage subsidiary has two warehouse lines of credit outstanding for the purpose of originating loans. The warehouse lines, totaling $10 million, are secured by the mortgage loans held for sale and are repaid upon sale of the mortgage loans. The line bears interest at variable rates ranging from 1.5% to 2.75% over the 30-day LIBOR. The lines of credit mature April 30, 1998 and August 31, 1998 but can be renewed at the Company's option.

Other loans consist primarily of debt financed corporate insurance policies which bear interest at varying rates between 7.0% and 7.8%.

NOTE 9 - CONVERTIBLE PREFERRED STOCK

In connection with the Hutson acquisition, Fortress issued 12,000 shares (8,854 outstanding at September 30, 1997) of Series B convertible preferred stock with a liquidation value of $100 per share. These preferred shares are convertible into 10 shares of common stock for each preferred share until February 1998. Thereafter, the Series B preferred stock is convertible into $100 value per share, payable in stock at 10 for 1 and additional shares or cash, at the option of Fortress, to equal $100 value.

In addition, Fortress has also agreed to issue 60,000 shares (70,000 authorized) of Series C convertible preferred stock on an annual basis over a period not to exceed six years ($6 million liquidation preference). The amount of each annual issuance will be based upon future earnings of Hutson. The stock has been treated as outstanding for the purpose of calculating earnings per share; however, it will only be legally outstanding upon issuance. The Series C preferred stock is convertible into common stock based on $100 liquidation value per Series C share, payable in common shares, cash, or a combination of both, at the option of Fortress.

In connection with the Galloway acquisition, Fortress has issued 60,000 shares of Series D convertible preferred stock with a liquidation value of $100 per share ($6 million aggregate liquidation preference). Each Series D share is convertible into 10 shares of common stock. Series D shares are redeemable at the option of the holder up to 25% each year, cumulative, over a four-year period. However, the shares can be redeemed in cash, common shares or a combination of both equal to the $100 per share liquidation value. The allocation between common shares and cash is at the sole option of Fortress.


NOTE 10 - EARNINGS PER SHARE

Earnings per share is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding plus the weighted average number of common stock equivalents. Common stock equivalents consist of convertible preferred stock (under the if-converted method). The Company's intention upon conversion or redemption (as the case may
be) of Series B,C and D preferred stock (see Note 9) is to issue common stock on the basis of 10 for 1 conversion ratio contemplated in the respective agreements and to pay cash for the difference between the $100 liquidation value per share and the market value of the common stock converted at 10 for 1. Accordingly, the Company has included, in its calculation of earnings per share, additional common stock to be issued under the "if converted" method at the 10-for-1 conversion ratio.




NOTE 11 - MODEL HOME RESERVE

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


NOTE 12 - SUBSEQUENT EVENTS

Effective October 1, 1997, the Company acquired certain assets of The Iacobucci Organization, a homebuilding company with operations in the Philadelphia, Pennsylvania area, subject to certain requirements, for an initial purchase price of cash of $2.9 million plus debt assumption of approximately $13.9 million. The acquisition terms include earnout provisions based on the future operations of the acquired business. This earnout consideration will be accounted for as additional purchase price in the form of goodwill. The sale is expected to close during November.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The Fortress Group, Inc. was formed in June 1995 and completed its initial public equity and senior note offerings on May 16, 1996 (the Offerings). Simultaneous with the closing of the Offerings on May 21, 1996, the Company acquired, in a series of transactions, four homebuilding companies (collectively, the "Founding Builders" or "Combined Predecessor Companies") which have operations in seven separate markets. During the period prior to May 16, 1996, the Combined Predecessor Companies were not under common control or management. The Offerings provided the capital required to acquire the Founding Builders.

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

         The following table sets forth for the periods indicated certain items of the Company's unaudited consolidated financial statements in dollars (expressed in millions) and as a percentage of the Company's total revenue:


                                Actual            Combined Actual           Actual                 Actual
                           ------------------    ------------------    ------------------     ------------------
                           For the Nine Months   For the Nine Months  For the Three Months   For the Three Months
                                  Ended                 Ended                 Ended                  Ended
                           September 30, 1997    September 30, 1996    September 30, 1997     September 30, 1996
                           ------------------    ------------------    ------------------     ------------------

Revenue                      $293.4   100.0%       $185.1  100.0%         $117.8  100.0%         $76.6  100.0%
Gross profit                   44.2    15.1%         28.7   15.5%           18.5   15.7%          12.3   16.1%
Net income                      4.8     1.6%          6.0    3.2%            2.6    2.2%           2.8    3.7%



ACQUISITIONS

Acquisition of Landmark Homes, Inc.

         On August 31, 1996, the Company consummated the acquisition of substantially all of the assets of Landmark. Landmark is the largest production homebuilder in the Wilmington, North Carolina market and also has operations in Myrtle Beach, South Carolina.

Acquisition of Brookstone Homes, Inc.

         On December 31, 1996, the Company acquired substantially all of the assets of Brookstone. Brookstone operates in the Milwaukee-Madison, Wisconsin area and has developed strong internal systems of control, which allow it to offer its customers the opportunity to customize their homes in the entry level and first and second time move-up market segments.

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

         General and administrative expenses for 1996 do not include any adjustment for corporate expenses which would have been incurred if the Company had existed as a single public entity for the entire nine months. Additionally, general and administrative expenses increased as a percentage of revenue, which reflects the Company's commitment to build a corporate structure to properly integrate and oversee its growing operations. As the Company has grown from five builders at the end of the third quarter in 1996 to nine builders at the end of the same period in 1997, operational and financial management has been increased in order to enhance subsidiary management through strategic planning, refined budgeting processes, and identification and implementation of operational best practices and efficiencies.

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

         Earnings before interest, taxes, depreciation and amortization (EBITDA) for the nine months ended September 30th increased 36.4% to $25.1 million in 1997 compared to $18.4 million in 1996. For the quarter ended September 30th, EBITDA increased 39.8% to $11.6 million in 1997 from $8.3 million in 1996. EBITDA is provided as a supplemental measurement of the Company's operating performance. EBITDA does not represent cash flows from operations as defined by GAAP and should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. In addition, EBITDA measures presented by the Company may not be comparable to other similarly titled measures of other companies.




LIQUIDITY AND CAPITAL RESOURCES

         The Company's operating activities involve several components, principally home construction, land development and mortgage loan origination for home purchasers. During the first nine months of 1997, the Company's operating activities, taken in the aggregate, used approximately $11.1 million of cash. This cash outflow, however, was largely due to the mortgage loan operations which were commenced in 1997. The funding of mortgage loans held for resale is reflected as a cash outflow in the operations section of the statement of cash flows but the borrowings to fund these loans are reflected in the financing section of the statement of cash flows. Excluding the cash outflow to fund mortgage loans, the Company's operating activities provided net cash. This cash flow was primarily generated by home sales which was offset in part by the Company's increasing inventories due to (a) the cyclical nature of homebuilding and anticipation of higher fourth quarter closings and (b) some additional build up consistent with the Company's growth and risk management strategies.

         The majority of the Company's investing activities during the nine months related to the purchases of Hutson, Wilshire, and Galloway as well as investments in land limited partnerships. The Company's financing activities generated cash of $23.8 million, consisting of net borrowings under notes and mortgages payable of $26.7 million (which includes the borrowings to fund the mortgage loans held for resale) offset by miscellaneous financing activities requiring cash.

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

         The Company has entered into a stock purchase agreement with Prometheus Homebuilders LLC (Prometheus), a subsidiary of Lazard Freres Strategic Realty Investors II L.P., which commits Prometheus to purchase $75 million (Aggregate Subscription Amount) of Fortress preferred stock and/or debt. The first closing under the Agreement (the Initial Closing) was effective as of September 30, 1997 with Prometheus's purchase of 11,700 shares ($11.7 million initial liquidation value) of Class AA preferred stock and 375,000 warrants. A portion of the proceeds from the first closing were used in the Galloway acquisition, and the remainder is intended to be used in the Iacobucci acquisition.


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


                                THE FORTRESS GROUP, INC.




Date:   02/19/98                By:  /s/ James J. Martell, Jr.
                                     -------------------------------------
                                     James J. Martell, Jr.
                                     President and Chief Executive Officer


Date:   02/19/98                By:  /s/ Jamie M. Pirrello
                                     -------------------------------------
                                     Jamie M. Pirrello
                                     Chief Financial Officer

                                 EXHIBIT INDEX


        Number          Description
        ------          -----------

          27            Financial Data Schedule