Form 10-K
period 1997-12-31
FORTRESS GROUP INC
filed 1998-03-31
CIK 1010607

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997       Commission file number 0-28024

                            THE FORTRESS GROUP, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                                   -----------

              Delaware                                           54-1774977
   ------------------------------                           ------------------
  (State or other jurisdiction of                           (I.R.S. Employer
   incorporation or organization)                           Identification No.)

  1650 Tysons Boulevard, Suite 600, McLean, Virginia                   22102
  --------------------------------------------------                 ---------
     (Address of principal executive offices)                        (Zip Code)

       Registrant's telephone number, including area code: (703) 442-4545

           Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, par value $.01

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES X No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

         Aggregate market value of the voting stock held by non-affiliates of the registrant as of March 27, 1998 was $17,503,298.

         As of March 27, 1997, 11,601,498 shares of the Registrant's Common Stock, $.01 par value per share, were outstanding.

================================================================================

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

PART I

Item 1.  Business

Introduction

The Fortress Group, Inc. (the "Company" or "Fortress") is a national homebuilding company engaged in designing, building and selling single family homes in the metropolitan areas surrounding a diversified group of cities in the United States. The Company offers high-quality, innovative homes, targeting a diverse range of market segments including the first-time, entry-level buyer, move-up buyer and executive/luxury home buyer. The Company markets a wide range of single family detached and attached homes ranging in size from 1,000 to 6,000 square feet at prices ranging generally from $70,000 to $800,000.

The Company was formed in June 1995 to create a national homebuilding company through the simultaneous acquisition of four homebuilding companies and an initial public offering of the Company's equity and debt securities (the "Offerings"). The acquisitions and the Offerings were completed in May 1996. The acquired companies became wholly-owned subsidiaries of Fortress and as a group are referred to as the Combined Predecessor Companies or the Founding Builders. Substantially all of the former owners of the Founding Builders remain as senior managers of the Company. Each of the Founding Builders continues to be operated locally under its original name. In 1996, subsequent to closing on the acquisitions and the Offerings, the Company acquired two additional homebuilding companies; in 1997, an additional four companies were acquired; and in 1998 to date an additional two companies have been acquired.

The Company's homebuilding operations are currently conducted in the following market areas:

              STATES                      MARKET AREAS
              ------                      ------------
              Arizona                     Tucson
              Colorado                    Denver, Fort Collins
              Florida                     Jacksonville
              Missouri                    St. Louis
              Nevada                      Las Vegas
              North Carolina              Raleigh-Durham, Wilmington, Charlotte
              Pennsylvania                Philadelphia
              South Carolina              Myrtle Beach, Charleston
              Texas                       Austin, San Antonio
              Virginia                    Loudoun County
              Wisconsin                   Janesville-Madison-Milwaukee


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

Reducing the Risk of Cyclicality Through Geographic and Product Diversification. In addition to focusing on growth markets, the Company's overall strategy also relies on the geographic diversification of its existing markets. Since local housing markets are cyclical and cycles depend, in part, on local and regional conditions, the Company believes that by operating in 16 distinct geographic markets it is less subject to the effects of local and regional economic cycles than homebuilders that operate in a single geographic market. Additionally, the Company believes that its product diversification (which generally range in sales price from $70,000 to $800,000) and diversity of niche markets (which range from young families to "empty-nesters") reduce risk in the event that existing national factors, such as interest rates, inflation, the general state of the economy or tax legislation, detrimentally affect particular income levels or demographic groups.

Enhancing Profitability Through Improved Capital Structure and Operating Synergies. The Company believes that the financial strength of its local operations, coupled with the application of the proceeds from the Offerings and future financing, has enhanced the Company's competitive position, substantially reduced its overall costs associated with land acquisition and project construction, and provided the necessary capital to employ its strategies for expansion. Additionally, the Company's subsidiaries have generally been able to obtain financing on more favorable terms than previously available.

Although the Company's most significant services and commodities are obtained on a local level, the Company's overall size and strength of operations has enabled it to secure favorable terms from certain suppliers by purchasing in volume. The Company also has been able to integrate certain administrative functions of the local operations and realize both cost savings and enhanced efficiency through the centralized management of insurance policies, employee benefits and certain other administrative functions. Additionally, the Company believes that each of its local operations can significantly benefit by understanding and employing those practices, policies and strategies, such as a market analysis, costing procedures and quality control, that have contributed to the success of the Company's other local operations.

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

The Company's top five senior managers overseeing the centralized corporate operations have nearly 100 years of combined experience in the national homebuilding industry and are responsible for formulating and implementing the Company's policies and procedures intended to make the operating subsidiaries achieve profitability and growth goals. The Company has implemented centralized financial controls and cash management policies as well as comprehensive planning and reporting systems that require approval by the corporate senior management team of, among other items, all projects and material capital commitments.

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

The Company currently intends to finance future acquisitions by using available cash resources and shares of the Company's stock. In keeping with this plan, the Company entered into an agreement to sell certain preferred stock to Prometheus Homebuilders LLC (Prometheus) with the intention of utilizing at least a portion of the proceeds to finance future acquisitions. (See Management's Discussion and Analysis of Financial Condition and Results of Operation of the Company on Liquidity and Capital Resources.) The potential target companies' willingness to accept the Company's stock as part of the purchase price, as well as the availability of cash resources, will impact the Company's ability to continue its acquisition program. The Company's growth through acquisitions could be limited unless it can obtain the necessary funds through additional equity or debt financing.

Markets and Products

Overview

The Company's operations serve the metropolitan areas surrounding the following cities: Raleigh-Durham, Wilmington, and Charlotte, North Carolina; Myrtle Beach and Charleston, South Carolina; Austin and San Antonio, Texas; Las Vegas, Nevada; Denver and Fort Collins, Colorado; Tucson, Arizona; Janesville, Madison and Milwaukee, Wisconsin; Jacksonville, Florida; Philadelphia, Pennsylvania; Loudoun County, Virginia (Washington, DC MSA); and St. Louis, Missouri. The Company believes that each of these areas represents an attractive homebuilding market with significant opportunity for growth. The Company also believes that each of its local operations is well established in its market and has developed a reputation for building quality homes at competitive prices. The Company maintains the flexibility to tailor its product mix within a given market depending upon market conditions including demographic trends, demand for a particular type of product, margins, timing and the economic strength of the market.

Raleigh-Durham, North Carolina

Raleigh is the state capital of North Carolina. The state government and the three major universities located in the area provide stable employment throughout the region. Employment growth in the region has been fueled by the high technology industry operating in and around the area's "Research Triangle" (Raleigh-Durham-Chapel Hill). The long-term projection in this area is for continued job growth and expansion, both from net immigration of business as well as from home-grown, high-tech, and biotechnology firms conceived, incubated, and launched in the Research Triangle.

The Company believes that it is well positioned in the Raleigh-Durham market with its Raleigh-Durham operation building high-quality, innovative, single-family detached and attached homes that range in sales prices from approximately $115,000 to approximately $350,000 and targets entry-level and first- and second-time move-up buyers and retirees. Depending on the opportunity available within each community, the Company will either develop land which it controls under option or contract or purchase developed lots from developers or other homebuilders. As of December 31, 1997, the Company controlled approximately 983 optioned lots (including land anticipated to be subdivided into lots) in the Raleigh-Durham area for new home construction. The Company's North Carolina operation has received numerous marketing awards and has been selected as the Triangle Sales and Marketing Council's and the Raleigh-Wake County Homebuilders' Association's "Builder of the Year" awards multiple times, most recently in 1994 and 1995, respectively.

Wilmington, North Carolina

The Wilmington economy is driven by a wide range of industry including manufacturing, tourism, retirement living, and the University of North Carolina at Wilmington. In the Wilmington area, residential building permits averaged 2,828 units annually during the 1994-1996 time period. This represents an increase of 33.6% compared to the permits recorded annually during the 1983-1989 period and an increase of 69.1% compared to the average recorded during the 1990-1993 period. The Company entered the Wilmington market in August 1996 through its acquisition of one of the largest homebuilding companies in southeastern North Carolina. This operating subsidiary, founded in 1988, builds single family and attached homes and targets entry, move-up, and luxury home buyers. Sales prices range from approximately $98,000 to $200,000. As of December 31, 1997, the Company controlled approximately 359 optioned lots in the Wilmington area for new home construction.

Charlotte, North Carolina

During the last decade, the city of Charlotte has become the second largest financial center in the nation surpassed in banking resources by New York only. Wholesale trade, transportation and manufacturing have added significantly to form a strong economic base in the Charlotte area. The growth primarily in these industries period has created a market averaging annual employment increases of just under 20,000 new workers in the period from 1983 to 1996. This growth has supported single family housing permits of approximately 8,400 homes per year for the same period. Charlotte continues to be one of the more affordable metropolitan areas in the nation in terms of the cost of living and one of the more attractive metropolitan areas in the country for company relocations.

The Company's Charlotte division focuses on delivering innovative single family homes to entry level and first and second move-up buyers with homes with average prices ranging from $110,000 to $197,000 for average square footage of 1,350 to 2,650 square feet. The Charlotte subsidiary hosts an annual golf tournament for charity which is supported by donations from subcontractors and benefits The Make-A-Wish Foundation. As of December 31, 1997, the Company controlled approximately 1,535 optioned lots in the Charlotte market for new home construction and lot sales.

Myrtle Beach, South Carolina

The two-county Myrtle Beach area receives an estimated 12 million visitors each year with an ever-increasing number of entertainment attractions, live music theatres, shopping centers, beach-front activities, and golf courses. This activity within the tourism industry has sparked plans for three more signature golf courses, eight new hotels, and renovation of the downtown area over the next few years. Additionally, the activities that have traditionally made Myrtle Beach a tourism destination (including golf, tennis, and boating) are also making Myrtle Beach a desirable retirement destination. In the Myrtle Beach area, residential building permits averaged 3,414 units annually during the 1983-1996 time period. Most recently, between 1994 and 1996, total permit authorizations averaged 3,799 units, representing a 108.5% jump over the average recorded during the previous five years. The Company's Wilmington-based subsidiary is increasing its presence in the Myrtle Beach market.

Charleston, South Carolina

The Company's Charlotte subsidiary also has operations in the Charleston, South Carolina market. Charleston has a broad economic base with the largest containerized cargo port on the South Atlantic and Gulf coasts, a $2.3 billion tourism industry, an impressive medical hub, a well-established manufacturing industry and a large military presence. This diverse base has assisted in Charleston's apparent recovery from the closing of a shipyard and a number of military bases. Housing permits in the area have been steady in the 2,200 to 2,400 range from 1994 to 1996. While the Company's subsidiary builds homes from the low $100,000s to $300,000s in the Charleston market, it focuses building in the $100,000 to $174,000 range. As of December 31, 1997, the Company controlled approximately 126 optioned lots in the Charleston market for new home construction and lot sales.

Austin, Texas

Austin is the state capital of Texas. The state government and the University of Texas provide stability to the region's employment base. Many of the trends in employment growth in the region have been fueled by the significant growth in the high technology industry operating in the Austin area. From 1988-1996, the Austin Metropolitan Statistical Area (MSA) averaged 21,450 new jobs annually. In 1997, the Austin MSA saw a decrease in building permits of approximately 30%. This decrease is largely the result of slowed job growth as the Austin job market is beginning to level off from the 1988-1996 boom.

The Company has offices located in Austin and San Antonio, Texas and conducts operations in both of these metropolitan areas. This local operation offers primarily single family detached homes to entry-level and first-time move-up homebuyers that generally range in sales price from $75,000 to approximately $250,000 under the Buffington Homes name. The subsidiary's second-time move-up and higher-end products are sold under the Wilshire Homes name. In 1997, the Austin subsidiary was able to hold new order activity steady with 1996 activity, thus capturing a larger share of the market. This operation generally controls a significant number of lots, which it purchases after the lots are developed and available for the commencement of home construction. As of December 31, 1997, the Company controlled, through options, a supply of optioned lots for the construction of 1,266 homes in the Austin area.

San Antonio, Texas

The Company's Texas Founding Builder entered the San Antonio market in September 1993 after extensive market and demographic research and offers primarily the same type of product as is sold in Austin. The San Antonio MSA owes a great deal of its strength to the medical industry, especially as it relates to medical research and biotechnology, and to the tourism industry. The area experienced strong net job formations in the early to mid-1990s and appears to be reaching more moderate levels of job growth currently. Single housing permits peaked at approximately 6,900 single-family housing permits in 1996.

The Company's office in Austin handles the administrative functions for its San Antonio operation. The Company believes that it is well positioned to take advantage of the growth in the San Antonio area housing market in the near and long term. As of December 31, 1997, the Company controlled, through options, a supply of optioned lots for the construction of 475 homes in the San Antonio area.

Las Vegas, Nevada

Las Vegas has experienced strong growth in employment and in-migration due to the growth in the tourism and entertainment industries fueled by the gaming industry. It is estimated that every hotel room constructed in Las Vegas creates approximately 2.5 direct and indirect jobs. Relocation and expansion of major new businesses, primarily in manufacturing, finance, insurance, and real estate sectors, have bolstered the economic activity in the area. Additionally, the Las Vegas economy benefits by the growth in retirement living due to the lower cost of living, including lower housing costs and state taxes. The Las Vegas MSA has consistently outpaced the nation as a whole with a population growth rate of over 6%.

The Company's Las Vegas operation specializes in the construction of homes in masterplanned communities which are self-contained, pre-planned communities consisting of governmental, commercial and residential areas, schools, parks and various other amenities such as swimming pools and golf courses. The Company believes that such masterplanned communities will continue to gain market share. Specifically, the Company's Las Vegas operation constructs single family detached and attached homes (with many of its communities located on golf courses) that range in sales price from approximately $180,000 to approximately $800,000, and targets luxury second- and third-time (or higher) move-up and second home buyers. The Company generally controls partially developed land which, as part of the masterplanned community, is fully entitled, and develops the land into finished lots ready for home construction. In 1996, the Company's Las Vegas subsidiary was named Homebuilder of the Year by the Greater Las Vegas Association of Realtors and received several awards for home designs.

Denver, Colorado

The economy of the Denver MSA is diversified and fueled by a wide range of industries including financial services, telecommunications and technology services. Economic growth during 1996 and the first six months of 1997 offer a prelude to the area's future - that of moderated expansion from the strong growth evident during the previous two years. Employment growth in the Denver area is likely to continue through 1998 at a more modest level as the national economy cools down and the local telecommunications industry, which was largely responsible for Denver's explosive growth over the last four years, has begun to mature.

The Company's Colorado operation offers a wide range of affordably priced, single family detached custom and semi-custom homes and single-family attached homes that range in sales price from approximately $130,000 to $350,000 and targets all move-up and "custom" home buyers. The Company's Colorado operation has successfully established its reputation as a "custom builder," offering move-up buyers an opportunity to acquire homes with features that meet their lifestyle expectations by selecting from a wide variety of upgrades and options. The Company's Colorado operation currently conducts homebuilding operations in the Denver area, Fort Collins, Colorado and Tucson, Arizona and has a land development project in Oakland County, Michigan. Although the Company generally develops land in the Denver area, it has, from time to time, acquired developed lots in Tucson if a favorable price was obtained. As of December 31, 1997, the Company controlled approximately optioned 164 lots in the Denver area for new home construction and lot sales. In 1995, the Colorado operation was selected as the winner of the "Gold Medal" by Builder magazine as the country's "Best Builder," constructing 100 to 500 homes. In 1996, Bob Short, President of the Company's Colorado operation, was awarded "Builder of the Year" by the Metropolitan Denver Homebuilders' Association.

Fort Collins, Colorado

Fort Collins is the home of Colorado State University. The University and the related service business provides the local economy significant stability in employment. This division offers products comparable to those offered in the Denver area, selling single-family detached homes targeting move-up and custom home buyers that range in sales price from approximately $130,000 to approximately $350,000. This subsidiary had one of its best years in 1997 and, in 1998, expects to introduce a condominium project in the area. As of December 31, 1997, the Company controlled approximately 100 optioned lots in the Fort Collins area for new home construction and lot sales.

Tucson, Arizona

With a 13% increase in the Tucson metro population over the past five years, the housing market is more diversified than a few years ago. This division is shifting focus in this market from a semi-custom builder with a $170,000 to $350,000 to a production builder with homes under $120,000 in keeping with the area's market trends. As the new program proves its success, the Company intends to expand its operations in this market range. As of December 31, 1997, the Company controlled approximately 70 optioned lots in the Tucson area for new home construction and lot sales.

Janesville/Madison/Milwaukee, Wisconsin

With the acquisition of Brookstone Homes on December 31, 1996, the Company entered the Janesville/ Madison/Milwaukee, Wisconsin area. The Madison area experienced a marked slow down in single-family construction during 1997 while maintaining approximately 2.5% job growth during the first three quarters of the year. The Company's Wisconsin operations are seeking to achieve additional growth through expansion of their operations in the Milwaukee area. Employing just over twenty percent of the area's workers, manufacturing is the cornerstone of the Milwaukee MSA's economy. This dependence on manufacturing has not fostered high levels of labor force in-migration; however, housing permit levels are expected to be stable. The Company's subsidiary has a continuum of base floorplans ranging from 1,040 to 2,400 square feet, in ranch, two story and split level layouts. Base prices range from approximately $95,000 to $150,000. As of December 31, 1997, the Company had options on approximately 636 lots in the Janesville/Madison/ Milwaukee area for new home construction and lot sales.

Jacksonville, Florida

The Jacksonville MSA is the dominant economy within the northeast Florida/southeast Georgia region. Though not heavily dependent on any one major employer or economic sector, the area has exhibited recent strength in information and employment services, warehousing and distribution, medical and health care products and services, sports and recreation activities and the military. In general, the Jacksonville MSA maintains a diversified economic base that is not dependent upon the tourist or retiree markets. At the end of February 1997, the Company acquired D.W. Hutson Construction Company, thereby entering the Jacksonville, Florida market. As of December 31, 1997, the Company controlled approximately 1,515 optioned lots in the Jacksonville area for new home construction and lot sales. The Company's Jacksonville builder was recently ranked the second busiest builder in the Jacksonville area by Builder magazine.

Philadelphia, Pennsylvania

The Company's Philadelphia subsidiary has focused building in Delaware, Chester, and Montgomery counties. These counties are considered the Philadelphia growth areas with higher population and job growth and lower unemployment rates when compared to the Philadelphia MSA, which includes Philadelphia County/City. The Philadelphia area boasts the nation's second largest concentration of health care resources in the nation with approximately 10% of the workforce employed in this industry. Research and development companies, particularly in the areas of engineering and scientific instruments and computers and data processing, and the "Medical Mile," with pharmaceutical companies, biomedical research companies, and medical surgical and dental instrument manufacturers, as well as government employment and have formed a strong economic base for the area. During the 1985 to 1995 period, the largest growth as a percentage of the economy was seen in the services and the finance, insurance and real estate sectors. Additionally, Philadelphia has a strong tourism trade with approximately 10.5 million visitors in 1994.

The Company entered the Philadelphia market in October of 1997 with the acquisition of an established builder with over forty years experience in the area. The Company's Philadelphia subsidiary targets a large market audience with a wide array of products building townhomes, condominiums, duplex units, carriage homes, and detached homes. The product line varies from 900 to 2,700 square feet and ranges in price from approximately $90,000 to $265,000. The Philadelphia division offers award-winning floorplans that incorporate enhanced exterior elevations and numerous interior design elements as well as pre-priced options. As of December 31, 1997, the Company controlled approximately 371 optioned lots in the Philadelphia market for new home construction and sales.

Loudoun County, Virginia

Located west of the District of Columbia, Loudoun County, Virginia is part of the Washington PMSA. The Washington PMSA ranked fifth as a Building Permit Volume Leader in 1996, fourth in 1996's Busiest Single-Family Markets, and seventh in 1996's Busiest Multifamily Markets according to U.S. Housing Markets. For 1997, the Washington PMSA ranked sixth for total projected 1997 permits. The projections for Loudoun County, Virginia in employment and job growth are the highest in the Northern Virginia area. The management of the Company's Northern Virginia subsidiary feels that they have identified a market niche in a high-growth area of the competitive Washington DC metropolitan area.

St. Louis, Missouri

The Company entered the St. Louis market with the acquisition of the dominant St. Charles County homebuilder in early 1998. The St. Louis area is among top locations for corporate headquarters including TWA, Boeing-McDonnell Douglas, Anheuser-Busch, Ralston-Purina, Consolidated Aluminum, May Department Stores, Emerson electric, Peabody Coal, General American Life Insurance, Graybar Electric, and Monsanto. St. Louis is a regional center in the health care industry and also has a strong gaming and amusement sector. While the St. Louis MSA is not a high-growth market, it has historically been a very stable market outside of the recession (1991-1993) and flood (1994) periods. The level of permits for the period from 1984 to 1996 averaged 12,852 units.

The Company's St. Louis subsidiary builds single family detached homes targeting first and second move-up buyers with homes ranging from 1,355 to 3,700 square feet with base prices ranging from $108,000 for a ranch style home up to $167,400 for an atrium home and up to $382,000 in their high-end product line. The company also offers a custom home option.

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

Due to the ready supply of finished lots in the Austin, San Antonio, Wilmington, Charlotte, Myrtle Beach, Tucson, and Jacksonville markets, the Company's homebuilding operation purchases finished lots from land developers using rolling options which typically require that a specified number of lots are purchased each quarter. Failure to purchase the specified number of lots can result in the loss of the options scheduled for subsequent quarters. Although the Company's operations in Denver, Raleigh-Durham, Janesville-Milwaukee-Madison, Philadelphia, and St. Louis also utilize rolling options on finished land where appropriate, each of these markets also provide the Company with significant opportunities to purchase undeveloped land and invest the time and resources into obtaining all necessary entitlements and developing the land itself. In these situations, the Company (i) realizes greater returns on its investment in land due to the significant value that is added once entitlements are obtained and the land is fully developed; (ii) is provided with a greater degree of involvement and control over the design and development process; and (iii) continues to minimize risk and capital investment since the purchase is not consummated until all necessary entitlements are obtained.

Unlike the markets that exist in the previously discussed areas, the Company's strategy in Las Vegas and Loudoun County is to build in masterplanned communities with homesites that are along, or close in proximity to, the major amenity which is generally a golf course. These masterplanned communities are designed and developed by a major land developer who develops groups of lots, commonly referred to as "super pads," which are sold to a single homebuilder. In Las Vegas, the Company typically purchases super pads containing between 60 and 100 fully entitled lots which are roughly graded and have all utilities and paving brought up to the boundaries of the super pad. The Company completes the development of each super pad by completing paving, final grading and installing all utilities. Similar to when the Company purchases raw land, the Company achieves enhanced profitability while minimizing the risk of holding excess land inventory.

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

At December 31, 1997, the Company owned 1,428 finished lots and 843 lots held for or under development. As of December 31, 1997, the Company also had under contract or option, subject to the satisfaction of the Company's purchase contingencies, 7,600 finished, undeveloped or partially developed lots.

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

Fortress management specifies that quality, durable materials be used in constructing the Company's homes. The Company does not maintain significant inventory of construction materials. Each of the Company's local operations maintains close contact with its respective subcontractors and suppliers and the Company believes that its relationship with its suppliers and subcontractors are good. When possible, the Company negotiates price and volume discounts with manufacturers and suppliers on behalf of subcontractors to take advantage of its volume of production. Although the Company generally has made no long-term purchase commitments to materials suppliers in the past and although certain key materials and supplies are, and will continue to be, purchased at local/regional levels, the Company negotiates contractual terms with certain of its vendors to provide additional cost savings on a national basis. Generally, access to the Company's principal subcontracting trades, materials and supplies continue to be readily available in each of its markets; however, prices for these goods and services may fluctuate due to various factors, including supply and demand shortages which may be beyond the control of the Company or its vendors.

The Company generally provides a one-year limited warranty of workmanship and materials with each of its homes although warranty policies may differ within each local operation and by project. The Company's subcontractors generally provide the Company with an indemnity and a certificate of insurance prior to receiving payments for their work; therefore, claims relating to workmanship and materials are usually the primary responsibility of the Company's subcontractors. Historically, the Company's divisions have not incurred any material costs relating to any warranty claims or defects in construction.

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

The Company believes that the effective use of model homes plays an integral part in demonstrating the competitive advantages of its home designs and features to prospective homebuyers. The Company generally builds between one and six model homes for each active community, depending upon the number of homes to be built within each community and the products to be offered. Each of the Company's local operations generally employs, or contracts with, interior designers who are responsible for creating an attractive model home for each product line within a project designed to appeal to the preferences of potential home buyers.

The Company's objective is to enter into sales contracts for all of its homes in advance of construction, thereby reducing the risk of unsold inventory upon completion of a project. Depending on market conditions and the specific project, the Company builds speculative homes in each of its entry-level and move-up subdivisions. Speculative homes are homes which are under construction or completed but for which the Company does not yet have sales contracts. These homes are often sold while under construction or soon after completion. The Company carefully reviews local market factors, such as new employment opportunities, significant job relocations and growing housing demand in determining how many speculative homes to build and keep in inventory. The construction of such homes is often necessary to supply homes to individuals who are relocating or to satisfy the requirements of independent brokers, who often represent customers who require a completed home within a short time period. The Company's sales contract for its homes generally provide for mortgage approval within a specified period. The Company attempts to minimize cancellations by requiring a nonrefundable cash deposit of on average 5% to 10% of the purchase price for buyers using conventional financing and by training its sales force to assess the qualification of potential home buyers.

Backlog

The Company's homes are generally offered for sale in advance of their construction. The majority of the Company's homes sold in 1997 were sold pursuant to standard sales contracts entered into prior to commencement of construction. Such sales contracts are usually subject to certain contingencies such as the buyer's ability to qualify for financing. Homes covered by such sales contracts are considered by the Company as its "backlog." As of December 31, 1997, the Company had backlog of $198.2 million (1,056 homes); and as of December 31, 1996, the Company had backlog of $96 million (512 homes). The Company does not recognize revenue on homes covered by such contracts until the sales are closed and the risk of ownership has been legally transferred to the buyer.

Customer Financing

In January 1997, the Company created a wholly-owned subsidiary, Fortress Mortgage, Inc., for the purpose of providing decentralized mortgage origination and centralized underwriting to the buyers of homes sold by the Company's subsidiaries. Fortress Mortgage, Inc. is approved by the Federal Housing Administration (FHA) and Veterans Administration (VA) as a qualified mortgage lender and is licensed in Texas, Colorado, North Carolina, Pennsylvania, Wisconsin, and Nevada. Licenses are pending in Florida, Missouri, and South Carolina. The Company facilitates the sale of the Company's homes through the origination of first mortgage loans utilizing programs established by FHA, VA, GNMA (Government National Mortgage Association) and FHLMC (Federal Home Loan Mortgage Corporation). As a mortgage banker, this operation will complete the processing of loan applications, perform credit checks, process applications to underwrite loans and originate and subsequently sell the mortgage loans.

Due to the sales prices of homes, the Colorado, Arizona and Las Vegas operations do not rely on homebuyers who seek FHA and VA mortgage financing. However, the majority of the homes sold by the Company's Texas and Wisconsin operations and a significant number of the homes sold by the Company's North Carolina operation met the dollar limits published in FHA and VA guidelines. FHA and VA financing generally enables home buyers to purchase homes with lower down payments than the down payments required by conventional mortgage lenders, allowing a purchaser to borrow up to 90% to 95% of the value of the home. The Company believes that, when conventional lending rates are higher, the availability of FHA and VA financing broadens the group of potential purchasers for the Company's homes. Substantially all home buyers utilize long-term mortgage financing to purchase a home, and lenders generally make loans only to borrowers who earn three to four times the total amount of the monthly mortgage payment plus insurance and property taxes. As a result, economic conditions, increases in unemployment and high mortgage interest rates can eliminate a number of potential homebuyers from the market.

Prior to 1997, the Company did not provide customer financing to its homebuyers. Rather, at each on-site office, sales employees provided prospective homebuyers with information as to the qualifying criteria for mortgage financing. Either a mortgage lender was typically made available at the sales offices to assist prospective buyers in applying for mortgage financing or the Company acted as a mortgage broker and received a brokerage fee once the loan was originated.

Corporate Operations

The Company's centralized corporate operations generally oversee all of the Company's local operations. The holding company's top five senior managers have nearly 100 years of combined national homebuilding experience. This senior management group is primarily responsible for formulating and implementing the Company's policies and procedures to ensure the cohesiveness and direction of its local operations.

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

The Company's corporate office handles cash management functions for both corporate and subsidiary funds. Each operating subsidiary provides the corporate office with a three month cash flow projection by week updated monthly which allows the Company to efficiently manage its cash position. The Company utilizes a Comprehensive Reporting System (CRS) in order to ensure the timely and accurate flow of critical information between each operating subsidiary and the corporate office. The CRS requires preparation of periodic reports by each operating subsidiary including weekly sales, closing, traffic and backlog reports by subdivision. Each operating subsidiary also prepares detailed financial statements which include a narrative discussing trends, monthly performance and budgets.

Customer Relations and Quality Control

Management believes that strong customer relations and an adherence to tough quality control standards are fundamental to the Company's continued success. The Company believes that its commitment to customer relations and quality control has significantly contributed to its reputation as a quality builder in each of its local markets.

Generally, for each development, Company representatives, a project manager or project superintendent and a customer relations representative, oversee compliance with the Company's quality control standards. These representatives allocate responsibility for (i) overseeing the entire project from land development through construction; (ii) overseeing performance by the Company's subcontractors and suppliers; (iii) reviewing the progress of each home and conducting formal inspections as specific stages of construction are completed; and (iv) regularly updating each buyer on the progress of their home.

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

Whether Fortress controls entitled or unentitled land, certain building and other permits, as well as approvals, are required to complete all residential developments. The ability of the Company to obtain necessary approvals and permits for its planned communities is often beyond the Company's control and could restrict or prevent the development of otherwise desirable property. The length of time necessary to obtain permits and approvals increases the carrying costs of unimproved land acquired for the purpose of development and construction. In addition, the continued effectiveness of permits already granted is subject to factors such as changes in policies, rules and regulations and their interpretation and application.

Interest Rates; Mortgage Financing

In general, housing demand is adversely affected by increases in interest rates, unavailability of mortgage financing, increasing housing costs and unemployment levels. If mortgage interest rates increase and the ability of prospective buyers to finance home purchases is adversely affected, the Company's sales, gross margins and net income and the market price of the common stock may be adversely impacted. The Company's homebuilding activities are also dependent upon the availability and cost of mortgage financing for buyers of homes owned by potential customers so those customers ("move-up buyers") can sell their homes and purchase a home from the Company. In addition, the Company believes that the availability of FHA and VA mortgage financing is an important factor in marketing a number of its homes. Any limitation or restriction on the availability of such financing could adversely affect the Company's sales. Furthermore, changes in Federal income tax laws may affect demand for new homes. Enactment of proposals to limit deductibility of mortgage interest may have an adverse effect on the homebuilding industry in general, and demand for the Company's products in particular. No prediction can be made as to whether any such proposals will be enacted and, if enacted, the particular form such laws would take.

Employees and Subcontractors

As of December 31, 1997, the Company employed 571 (538 full-time and 33 part-time) persons, including corporate staff and other personnel involved in sales, construction management and customer service. Although none of the Company's employees are covered by collective bargaining agreements, many of the subcontractors and suppliers which the Company engages in various markets are represented by labor unions or are subject to collective bargaining agreements. The Company believes that its relations with its employees, subcontractors and suppliers are good.

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

Acquisitions

Founding Builders

Simultaneous with the closing of the Offerings, Fortress acquired each of the Founding Builders through the merger of each Founding Builder with and into a newly formed wholly-owned subsidiary of Fortress. The aggregate consideration paid by Fortress in these transactions was as follows:

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

The agreements governing each of the acquisitions (the Acquisition Agreements) provide piggyback registration rights to the Founding Builders' owners which allows them to register their shares of common stock under the Federal securities laws, on a pro rata basis, to the extent allowable by the managing underwriter of such offering, in the event the Company consummates a "follow-on" offering of the Company's common stock for cash. Additionally, for a one-year period beginning November 1997, (i) the holders of at least one-third of the common stock then held by the Founding Builders' owners or (ii) all of the Founding Builders' owners of a particular Founding Builder who hold shares of common stock, have a one-time right to require the Company to effectuate a registration under the Federal securities laws of the shares of common stock held by the Founding Builders' owners which are then available for sale. On March 26, 1998, a registration statement filed under the Securities Act became effective, registering for resale up to 6,431,192 shares owned by certain of the Founding Builders' owners and other persons.

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

The acquisition transactions included the following:

         Buffington. Under an acquisition agreement with Thomas Buffington, who became a director of the Company upon closing of the Offerings, Edward Kirkpatrick and James Giddens, Fortress acquired by merger all of the issued and outstanding stock of Buffington Homes. The consideration paid by Fortress for Buffington was approximately $1.13 million in cash and 1,897,897 shares of Common Stock of the Company.

         Christopher. Under an acquisition agreement with J. Christopher Stuhmer, who became a director of the Company upon closing of the Offerings, Fortress acquired by merger all of the issued and outstanding stock of Christopher Homes. The consideration paid by Fortress for Christopher was approximately $179,000 in cash and 1,691,227 shares of common stock of the Company.

         Genesee. Under an acquisition agreement with Robert Short, who became a director of the Company upon closing of the Offerings, Fortress acquired by merger all of the issued and outstanding stock of The Genesee Company. The consideration paid by Fortress for Genesee was approximately $695,000 in cash, 1,729,495 shares of common stock of the Company and 20,000 shares of the Company's Series A 11% Cumulative Convertible Preferred Stock.

         Sunstar. Under an acquisition agreement with Lawrence Witek, who became a director of the Company upon closing of the Offerings, Lanold Caldwell and David Schmidt, Fortress acquired by merger all of the issued and outstanding stock of Solaris Development Corporation and Sunstar Mortgage Company. The consideration paid by Fortress for Sunstar was approximately $3,876,000 in cash and 915,256 shares of common stock of the Company.

Subsequent Acquisitions

During 1996, the Company acquired certain assets and assumed related indebtedness of Landmark Homes, Inc. (Landmark) and Brookstone Homes, Inc. (Brookstone) on August 31, 1996 and December 31, 1996, respectively. Landmark operates in both Wilmington, North Carolina and Myrtle Beach, South Carolina, and Brookstone operates in the Janesville-Milwaukee-Madison corridor of Wisconsin. The purchase price for the assets of Landmark and Brookstone totaled $6.6 million in cash and 60,000 shares of common stock. The Company agreed that all or any of the shares may be put to the Company at a price of $10.00 per share for a period of 30 days commencing six months from the date of closing. The excess purchase price was allocated first to record inventory at fair value on the acquisition date; the remaining excess purchase price was recorded as goodwill. Cost of goods sold for the period May 21, 1996 through December 31, 1996 included $210,000 related to the allocation of the purchase price to inventory.

In February 1997, the Company acquired the assets of D.W. Hutson Construction Company (Hutson), a Jacksonville, Florida homebuilder, for approximately $24.7 million to be paid $8.0 million in cash, $.9 million in Class B preferred stock and approximately $8.5 million in assumed debt. Additional consideration of $6.0 million in Class C preferred stock is expected to be paid over a period not to exceed six years based upon the future performance of Hutson.

Effective August 1, 1997, the Company acquired the stock of Don Galloway Homes, Inc. and related interests (Galloway), a Charlotte, North Carolina and Charleston, South Carolina builder, for initial consideration of approximately $34.6 million ($5.0 million in cash , $5.0 million in a short-term note, 60,000 shares of Series D Convertible preferred stock with a $6.0 million liquidation value, and approximately $18.6 million in assumed debt). Additional consideration not to exceed $5.0 million is expected to be paid over a period not to exceed four years based upon the future performance of Galloway.

Effective October 1, 1997, the Company acquired The Iacobucci Organization (Iacobucci), a homebuilder in the Philadelphia, Pennsylvania. The acquisition price, the cash portion of which was funded by the proceeds from the First Closing, was not material to the Company.

Effective January 1, 1998, the Company acquired WestBrook Homes (WestBrook), a homebuilder in the Loudoun County, Virginia area of the Washington, DC MSA. The acquisition price was not material to the Company.

Effective March 1, 1998, the Company acquired Whittaker Homes, a St. Louis, Missouri homebuilder. The acquisition cost including cash paid and assumption of debt was $62.1 million. The cash portion of the transaction was funded by the sale of preferred stock to Prometheus.

Cost of goods sold for the year ended December 31, 1997 included approximately $1,928,000 related to the allocation of purchase price to inventory.


Executive Officers of the Company

The Executive Officers of the Company are as follows:

           Name           Age              Position
         -------         ----             ---------
   J. Marshall Coleman    56    Chairman of the Board and Director
   James J. Martell, Jr.  47    President, Chief Executive Officer and Director
   George C. Yeonas       43    Chief Operating Officer and Director
   Jamie M. Pirrello      39    Vice President and Chief Financial Officer


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

James J. Martell, Jr. is a founder of the Company and has been its President, Chief Executive Officer and a director since June 1995 and has more than 13 years in the homebuilding industry. Since 1992, Mr. Martell has been an advisor and consultant to various companies in the homebuilding and technology industries, including Canuso Homes, Joe Miller Homes and n-Vision. From 1991 to 1992, Mr. Martell served as Managing Director of Investment Banking at Credit International Bank as well as a member of its Board of Directors. From 1987 to 1991, Mr. Martell was a member of the board of directors of NVR and the Chief Executive Officer of its subsidiary, NVR Development, responsible for identifying new sources of capital and new business opportunities for NVR. From 1985 to 1986, Mr. Martell was the Chief Financial Officer of NVHomes which became a public company in 1986 and merged with Ryan Homes in 1987 to become NVR, a publicly traded national homebuilding company.

George C. Yeonas joined the Company as Chief Operating Officer in September of 1997 and has over 20 years in the homebuilding industry. Prior to joining Fortress, Mr. Yeonas served for seven years as Vice President and General Manager of the Arvida Company's South Florida division. His responsibilities there included the management of the city of Weston, Florida's number one selling community. Prior to joining Arvida Mr. Yeonas served as Vice President of Development for NVR in Washington, DC, and as Divisional Partner for Trammell Crow in Tampa, Florida.

Jamie M. Pirrello is a founder of the Company and has been the Vice President of Finance and Chief Financial Officer of the Company since June 1995 and has over 17 years of experience in the homebuilding industry. From November 1993 to January 1995, Mr. Pirrello was Executive Vice President of Miles Homes, Inc., a publicly traded company, and was in charge of the operations of two of its subsidiaries, Patwil Homes, Inc. and Miles Homes Services, Inc. From 1988 to 1993, Mr. Pirrello was Chief Executive Officer of H.R. Remington Properties, Inc. and Vice President of Finance of H.R. Remington Properties, L.P., a subsidiary of NVR, a publicly traded company that is one of the largest homebuilding companies in the United States. From 1985 to 1989, Mr. Pirrello was the Corporate Controller of NVHomes (predecessor to NVR) and Controller in the Northern Virginia Division of Pulte Home Corporation.


Item 2.  PROPERTIES

The Company's principal executive offices are located at 1650 Tysons Boulevard, Suite 600, McLean, Virginia 22102. The Company leases approximately 7,400 square feet of office space for its corporate office in Virginia and leases an aggregate of approximately 75,000 square feet of space in 15 locations for its homebuilding and mortgage subsidiaries.

Item 3.  LEGAL PROCEEDINGS

The Company is, from time to time, a party to litigation arising in the normal course of its business. Management believes that none of these actions will have a material adverse effect on the financial condition, results of operations or cash flows of the Company.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the Company's stockholders for consideration during the quarter ended December 31, 1997.

PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

       (a) Price Range of Common Stock. The Company's common stock has traded on the Nasdaq National Market since May 16, 1996. On March 26, 1998, the closing price of the common stock was $4.94 per share. The following table sets forth the range of high and low sale prices for the common stock, as reported on the Nasdaq National Market, for the period from May 16, 1996, the date of the Company's initial public offering, through the end of the fiscal year 1997.
                                                    High          Low
                 Fiscal Year 1996
                     Second fiscal quarter(1)       $9.25        $8.75
                     Third fiscal quarter           $9.00        $7.75
                     Fourth fiscal quarter          $8.00        $4.56
                 Fiscal Year 1997
                     First fiscal quarter           $6.88        $5.25
                     Second fiscal quarter          $6.63        $4.88
                     Third fiscal quarter           $6.50        $4.50
                     Fourth fiscal quarter          $5.25        $4.00

           (1) The Company's common stock commenced trading on May 16, 1996 at $9.00 per share.

       (b) Approximate Number of Equity Security Holders. The number of record holders of the Company's common stock as of March 27, 1998 was 90, which does not include beneficial owners who hold the Company's stock in street name.

       (c) Dividends. In March 1997, the Company established a new dividend policy including the initiation of a cash dividend. The initial dividend policy is to pay a dividend of one cent per year paid quarterly. Pursuant to this policy, the Board of Directors subsequently declared a quarterly cash dividend of one-quarter cent per share on the Company's common stock for each of the fiscal quarters in 1997. The Company intends to increase the dividend in the future as the Company grows. The payment of dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other things, future earnings, the success of the Company's business activities, capital requirements, the general financial condition of the Company and general business conditions. In addition, the Indenture and outstanding preferred stock will restrict the amount of dividends payable by the Company.

Under the terms of its agreement with Prometheus Homebuilders LLC (Prometheus), the Company issued 11,700 shares of Class AA preferred stock and 375,000 Warrants to Prometheus on September 30, 1997. See Note 9 - Shareholders' Equity in the Company's consolidated financial statements included in Item 8 hereof.

In relying on the exemption provided by Section 4(2) of the Securities Act in connection with the private placement described above, the Company relied upon written representations of Prometheus that it was acquiring the shares and Warrants for investment purposes and that it had received adequate opportunity to obtain information, and had reviewed such information regarding the Company. Certificates representing the shares issued to these persons contain a legend restricting transfer thereof absent registration under the Securities Act or the availability of an exemption therefrom.

Item 6. SELECTED FINANCIAL DATA OF THE COMPANY

     The selected combined financial data provided should be read in conjunction with the Combined Predecessor Companies Financial Statements, The Fortress Group, Inc. Consolidated Financial Statements, the related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company."

         THE FORTRESS GROUP, INC. AND COMBINED PREDECESSOR COMPANIES(1) (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND OPERATING DATA)


                                            YEAR ENDED DECEMBER 31,         COMBINED    THE FORTRESS     YEAR       THE FORTRESS
                                      ----------------------------------  PREDECESSOR    GROUP, INC.     ENDED       GROUP, INC.
                                       COMBINED PREDECESSOR COMPANIES      COMPANIES      MAY 21-     DECEMBER 31,   YEAR ENDED
                                                                           JANUARY 1-   DECEMBER 31,      1996       DECEMBER 31,
                                            1993      1994      1995      MAY 20, 1996      1996         TOTAL          1997
                                          --------  --------  --------    ------------  ------------  ------------  -------------
STATEMENT OF OPERATIONS DATA:
  Revenue............................    $148,269    $174,715   $199,029     $66,119    $   210,354     $276,473     $   445,311
  Gross profit.......................      22,124      28,431     31,595       9,694         32,967       42,661          67,704
  Operating income...................       4,169       5,411      6,750       1,113         12,787       13,900          16,170
  Income before provision/ benefit
    for income taxes.................       4,898       4,828      6,076       1,274         13,221       14,495          13,923
    Net income(2)....................    $  3,973    $  4,745   $  6,055     $ 1,274    $     8,208     $  9,482     $     8,460
                                         ========    ========   ========     =======    ===========     ========     ===========
Basic earnings per share.............                                                   $       .69                  $       .68
Diluted earnings per share...........                                                   $       .68                  $       .63
                                                                                        ===========                  ===========
Cash dividends per common share......                                                                                $       .01
Weighted average shares outstanding,
  basic.................                                                                 11,701,587                   11,759,712
Weighted average shares outstanding,
  diluted............................                                                    12,138,302                   12,925,544

                                                                          DECEMBER 31,
                                                           ---------------------------------------------------    THE FORTRESS
                                                             COMBINED PREDECESSOR COMPANIES       THE FORTRESS     GROUP, INC.
                                                           ----------------------------------      GROUP, INC.     DECEMBER 31,
                                                                1993        1994        1995           1996             1997
                                                               -------    --------    --------     ------------    -------------
BALANCE SHEET DATA:
  Cash..........................................               $ 2,904    $  4,866    $  2,710      $ 16,212         $ 12,406
  Inventory.....................................                65,507     101,214     109,016       144,106          217,342
  Total assets..................................                72,855     111,403     121,666       193,733          337,304
  13.75% Senior Notes due 2003..................                                                     100,000          100,000
  Notes and mortgages payable...................                52,912      83,161      87,604        40,136          228,420
  Minority interests............................                   806       1,346       1,295           274              268
  Stockholders' equity..........................                 4,374       6,018       9,836        31,986           62,897

                                                                         YEAR ENDED DECEMBER 31,
                                                          ----------------------------------------------------
                                                                                                             .    THE FORTRESS
                                                                                                                   GROUP, INC.
                                                            COMBINED PREDECESSOR COMPANIES        COMBINED(1)      YEAR ENDED
                                                          ---------------------------------       -----------      DECEMBER 31,
                                                             1993        1994        1995            1996            1997
                                                           --------    --------    --------      ------------    -------------
OPERATING DATA:
Units:
  New contracts, net of cancellations.........                  870       1,015       1,100          1,410            2,706
  Closings....................................                  838         966         998          1,402            2,762
  Backlog(3)..................................                  308         357         459            512            1,056
Aggregate sales value of backlog (in
  thousands)(3)...............................             $ 57,914    $ 78,760    $ 97,242       $ 95,992         $198,247
Average sales price per home closed...........             $171,300    $176,400    $190,700       $189,500         $159,300

------------------
(1) As a result of the substantial continuing interests in the Company of the former stockholders of the Founding Builders and Fortress (the Combined Predecessor Companies'), the historical financial and operational information of the

                                              (Footnotes continued on next page)

(Footnotes continued from previous page)
    Combined Predecessor Companies has been combined on a historical cost basis for all periods presented prior to the Acquisitions as if these companies had always been members of the same operating group. However, during the periods presented prior to the Acquisitions, the Founding Builders were not under common control or management.

(2) All of the Founding Builders were S corporations through May 20, 1996 with the exception of Buffington which converted to an S corporation effective January 1, 1994. As S corporations, the Founding Builders were not subject to federal income tax. Accordingly, the data presented should not be viewed as comparable to or indicative of the post-combination results to be achieved by the Company. Subsequent to the Acquisitions, the information presented is on a consolidated basis of The Fortress Group, Inc.

(3) At end of period and represents homes sold but not closed.

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

         Consistent with the Company's stated strategy of growing through acquisitions, the Company acquired Landmark Homes, Inc. (Landmark), with operations in Wilmington, North Carolina and Myrtle Beach, South Carolina, on August 31, 1996; Brookstone Homes, Inc. (Brookstone), with operations in the Milwaukee-Madison, Wisconsin corridor on December 31, 1996; D.W. Hutson Construction Company (Hutson), with operations in the Jacksonville, Florida area on February 28, 1997; Wilshire Homes, Inc. (Wilshire), with operations in San Antonio and Austin, Texas, effective April 1, 1997; Don Galloway Homes, Inc. (Galloway), with operations primarily in Charlotte, North Carolina and Charleston, South Carolina effective August 1, 1997; and The Iacobucci Organization (Iacobucci), with operations primarily in Philadelphia, Pennsylvania effective October 1, 1997 (collectively, the "Acquired Builders").

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

         The following table sets forth for the periods indicated certain items of the Company's consolidated results of operations including, for the periods prior to the Offerings, the results of operations for the Combined Predecessor Companies (dollars expressed in millions) and as a percentage of the Company's total revenue:

                                  For the Year  For the Period  For the Period   For the Year   For the Year
                                      Ended        May 21 -        Jan. 1 -          Ended        Ended
                                  Dec. 31, 1997  Dec. 31, 1996   May 20, 1996    Dec. 31, 1996  Dec. 31, 1995
                                  -------------  -------------   ------------    -------------  -------------

 Revenue                          $445.3          $210.4           $66.1         $276.5         $199.0
 Gross profit without step-up(1)    69.6  15.6%     33.2  15.8%         N/A        42.9  15.5%        N/A
 Gross profit with step-up          67.7  15.2%     33.0  15.7%      9.7  14.7%    42.7  15.4%    31.6  15.9%
 SG&A                               51.5  11.6%     20.2   9.6%      8.6  13.0%    28.8  10.4%    24.8  12.5%
 Pre-tax net income                 13.9   3.1%     13.2   6.3%      1.3   2.0%    14.5   5.2%     6.1   3.1%

----------------
(1) Excluding the effect of the purchase accounting adjustments to the inventory of the acquired companies.

Acquisitions

Acquisition of D.W. Hutson Construction Company

         On February 28, 1997, the Company acquired substantially all of the assets of Hutson. Hutson is one of the largest homebuilders in the Jacksonville, Florida market and is engaged in the construction and sale of homes targeted for the entry level and first-time move-up markets.

Acquisition of Wilshire Homes, Inc.

         Effective April 1, 1997, the Company acquired the stock of Wilshire and related interests. Wilshire has operations in the San Antonio and Austin, Texas markets and is engaged in the construction and sale of homes targeted for the first and second-time move-up markets.

Acquisition of Don Galloway Homes, Inc.

         Effective August 1, 1997, the Company acquired the stock of Galloway and related interests. Galloway is a premier homebuilding company operating primarily in the Charlotte, North Carolina and Charleston, South Carolina marketing homes to entry-level and first and second move-up buyers.

Acquisition of The Iacobucci Organization

         The Company acquired certain assets of Iacobucci effective October 1, 1997. Iacobucci has homebuilding operations primarily in the Philadelphia, Pennsylvania area and targets a wide range of buyers from the entry-level to the high-end empty-nesters markets.

         The Company's actual results of operations reflect the operating activity of Hutson, Wilshire, Galloway and Iacobucci from the effective dates of their acquisitions.

Consolidated Results of Operations

         No comparison has been made to 1996 actual results (the period May 21 through December 31, 1996) due to the incomparability of periods resulting from the Company's Offerings.

Results of Operations for the Year Ended December 31, 1997 Compared to the Combined Results of Operations of the Company from May 21 through December 31, 1996 and the Combined Predecessors from January 1 through May 20, 1996

General

                              New Orders               Closings        Backlog at December 31,
                              ----------               --------        -----------------------
                             1997    1996            1997    1996            1997    1996
                             ----    ----            ----    ----            ----    ----
     State
     -----
     Arizona                   38      24              37      21               9       8
     Colorado                 377     306             332     267             183     138
     Florida                  567     N/A             636     N/A             151     N/A
     Nevada                   134      80              92     121              63      21
     North Carolina           522     346             612     318             250     164
     Pennsylvania              34     N/A              43     N/A              49     N/A
     South Carolina            72     N/A              53     N/A              80     N/A
     Texas                    812     654             811     675             249     163
     Wisconsin                150     N/A             146     N/A              22      18
                            -----   -----           -----   -----           -----     ---
         Total              2,706   1,410           2,762   1,402           1,056     512




         As seen in the chart above, the Company achieved net new orders of 2,706 units and 1,410 units in the years ended December 31, 1997 and 1996, an increase of 91.9%. This increase is attributable to the Company's acquisitions and an increase in net new orders in the Company's Colorado (increase of 71 units or 23.2%) and Nevada (increase of 54 units or 67.5%) operations. As a group, the Founding Builders showed a 9.6% increase in net new orders in 1997 from 1996. At December 31, 1997, the Company has a combined backlog of 1,056 units with a dollar value of $198.2 million as compared to 512 units with a dollar value of $96.0 million as of December 31, 1996, which is consistent with the strong increase in new orders as stated above. The backlog of the Founding Builders at December 31st increased 18.7% in 1997 from 1996.

Revenue

         Revenue for the Company was $445.3 million for the year ended December 31, 1997 as compared to $276.5 million for the year ended December 31, 1996, an increase of 61.0%. The increase in revenue is consistent with the increase in the number of homes closed during the respective years. In 1997, 2,762 homes were closed as compared to 1,402 closings in 1996. This 97.0% increase is attributable to the Company's recent acquisitions as well as a 28.1% increase in closings in the Company's Denver and Fort Collins operations.

         Offsetting the effect on the revenue of the increase in units closed was a decline in the average price of units closed, to $159,300 from $189,500 for 1997 and 1996, respectively. This decrease reflects the effects of fewer closings in the higher-end homes available in the Las Vegas market (due to a shortage of land on which to build these homes at the beginning of the year) and the Hutson and Brookstone acquisitions whose average price of units closed is approximately $109,000 and $125,000 per unit, respectively. Despite the Las Vegas slowdown in closings, the Founding Builders' unit closings were up 2.8% in 1997 compared to 1996.

         Also offsetting the effect of the increase in closings was a decrease in lot sales and other revenue to $5.3 million in 1997 from $10.8 million in 1995. Lot sales and other revenue represented 1.2% of revenue in 1997 compared to 3.9% of revenue in 1996. The decrease in this area was expected and will continue as it is not the Company's policy to invest resources in land strictly for resale. One of the Founding Builders joined The Fortress Group with a significant land development project in Michigan. The project is now in its final stages and is expected to close out in early 1998. The

Company is currently carrying another land parcel of significant size that was under a Founding Builder's control at the time of the Offerings. This North Carolina subsidiary has generally not developed long-term land projects on its own and is, therefore, actively marketing the parcel. The Company expects this parcel to be sold during 1998.

Gross Profit

         The Company's gross profit as a percentage of revenue increased to 15.6% for the year ended December 31, 1997 from 15.5% in 1996 excluding the effect of the purchase accounting adjustments to the inventory of the acquired companies. The Company has begun implementing national purchasing programs, a key task of the added regional corporate structure, to enable improvement in gross margins through cost reductions. However, the Company's generally-improved margins in 1997 were depressed by acquisition accounting adjustments. Generally accepted accounting principles require that, in a purchase transaction, the acquirer write-up inventory to an estimated fair value upon acquisition.
This results in increased cost of sales as the written-up inventory is closed and, therefore, decreased gross margins. Accordingly, gross margins of acquired companies Landmark, Hutson, Galloway, and Iacobucci were lower than they otherwise would have been. At December 31, 1997, the amount of unamortized inventory write-up is approximately $219,000.

         The amortization of the inventory write-up in 1997 totaled $1.9 million and in 1996 totaled $210 thousand. This amortization had the effect of decreasing the 1997 gross profit margin to an actual gross profit margin of 15.2%.

         Additionally, the Company has experienced higher gross margins in its Denver and Las Vegas markets that have been offset by decreased margins in Austin and Raleigh. The reduction of margins in the Texas and North Carolina markets reflects the effect of increasing competitive pressure. The Company's subsidiaries have responded by implementing aggressive marketing strategies and modest price decreases to maintain volume, which have slightly impacted the Company's margins. However, the Company has seen some positive signs in these slowed markets. In Austin, the Company's subsidiary has been able to increase its market share by maintaining its 1996 sales level in this market, which has shown a 30% decrease in 1997 from 1996 in building permits (due in part to the shrinking increase in job growth after a boom in the early 1990s).

Operating Expenses

         In June 1997, Fortress chose not to go forward with a potential acquisition of significant size. This resulted in the expensing of approximately $335,000 of acquisition costs that had previously been capitalized.

         Without this non-recurring item, overall SG&A increased as a percentage of revenue to 11.5% ($51.2 million) from 10.4% ($28.7 million) for the years ended December 31, 1997 and 1996, respectively. Selling expenses increased to 6.3% ($28.0 million) from 5.9% ($16.2 million) while general and administrative expenses rose to 5.2% ($23.2 million) from 4.5% ($12.5 million) in 1997 and 1996, respectively. The increase in selling expenses as a percentage of revenue is a result of the Company's successful efforts earlier during the year to enlist outside broker services. Additionally, as previously discussed, the Company has attacked tightening markets in Austin and Raleigh with new marketing strategies in order to counteract increasing competition.

         Amortization of goodwill increased $865,125 to $947,883 in 1997 from $82,758 in 1996. Without goodwill amortization, general and administrative expenses as a percentage of revenue would have been 5.1% in 1997. Additionally, general and administrative expenses for 1996 are not truly comparable to those of 1997 as they do not include any adjustment for corporate expenses which would have been incurred if the Company had existed as a single public entity for the entire year. In 1997, the increase in general and administrative expenses as a percentage of revenue reflects the Company's commitment to building a corporate structure to properly integrate and oversee its growing operations. As the Company has grown from ten markets at the end of 1996 to fourteen markets at the end of the same period in 1997, operational and financial management has been increased in order to enhance subsidiary management through strategic planning, refined budgeting processes, and identification and implementation of operational best practices and efficiencies and a standardized computer system.

Net Income

         Pre-tax net income decreased $.6 million to $13.9 million in 1997 from $14.5 million in 1996, representing a decrease of 4.1%. Net income for the year ended December 31, 1997 ($8.5 million) decreased from net income for the year ended December 31, 1996 ($9.5 million). However, the net income for these periods is not comparable as the 1996 net income does not include (1) a provision for income taxes as if the Predecessor Companies were combined and subject to the effective Federal statutory income tax rate throughout the period (including such a provision, pro forma net income would have been $9.0 million) or (2) any adjustment for corporate expenses which would have been incurred had the Company existed as a single public entity for the entire 12 months.

         In addition, Fortress incurred significantly higher interest expense during 1997. This is consistent with the Company's investment in "non-qualified" assets, those assets for which interest must be immediately expensed. In 1997 and 1996, Fortress acquired several reputable homebuilders with solid operational histories. In most cases, these acquisitions required payments in excess of the acquired companies' book value for the goodwill that the owners' have established, an intangible asset that has long-term value. Management considers this a key investment in the growth of the Company; however, this growth does come with the added cost of the goodwill. The Company has also significantly increased its investments as a limited partner in partnerships with land developing entities and, as previously mentioned, has invested in a company-wide standardized information system. These investments in the future of the Company have increased the overall leverage of the Company which has resulted in increased interest expense.

         Earnings before interest, taxes, depreciation and amortization (EBITDA) increased 35.0% to $39.7 million in 1997 compared to $29.4 million in 1996. EBITDA is provided as a supplemental measurement of the Company's operating performance. EBITDA does not represent cash flows from operations as defined by GAAP and should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. In addition, EBITDA measures presented by the Company may not be comparable to other similarly titled measures of other companies.

Combined Actual Results of the Company from May 21 through December 31, 1996 and the Combined Predecessors from January 1 through May 20, 1996 Compared to the Combined Predecessor Results for the Year Ended December 31, 1995

Revenue

         The Company's total 1996 revenues increased by $77.4 million to $276.5 million compared to the 1995 revenues of $199.0 million. The increase in revenue is the result of the greater number of homes delivered in 1996 over 1995 reflecting growth in the combined companies and the acquisition of Landmark. In 1996, the Company delivered 405 more homes than it delivered in 1995. The average sales price of a home delivered in 1996 fell to $189,500 from $190,700 in 1995. The decrease in average sales price reflects the strong growth in the Texas operations, which target the entry level and first time move-up markets and the acquisition of Landmark Homes, which predominately builds for the same target markets. In addition, the Colorado and Nevada subsidiaries introduced more affordable product lines in 1996 which contributed to the Company's lower average sales price during the year compared to 1995. Lot sales and other revenue increased by $2.1 million in 1996 to $10.8 million compared to the Combined Predecessor Companies total lot sales and other revenue of $8.7 million in 1995. As a percentage of total revenue, lot sales and other revenue accounted for 3.9% of revenue in 1996 compared to 4.4% in 1995.

Gross Profit

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

Operating Expenses

         The Company's total operating expenses increased by $4.0 million to $28.8 million compared to $24.8 million in 1995. The Company incurred an additional $3.1 million in selling expenses in 1996 compared to 1995, due to the larger number of communities in which the Company was actively selling homes in 1996 compared to 1995. General and administrative expenses increased by $0.9 million due to the growth of the operating companies in 1996 compared to 1995 and an increase in expenses due to the creation of the Company. Even so, as a percentage of revenue, operating expenses were significantly reduced to 10.4% of revenue in 1996 compared to 12.5% of revenue in 1995. This decline is due to the 39% increase in revenue in 1996 over 1995 resulting in additional operating efficiencies due to the mostly fixed nature of operating expenses.

Net Income

         The Company's total pre-tax income increased by $8.4 million to $14.5 million compared to 1995 pre-tax income of $6.1 million, an increase of 139%. Provision for income taxes increased to $5.0 million from $0 in 1995. Net income increased $3.4 million to $9.5 million compared to $6.1 million in 1995. This increase reflects the Company's C corporation status compared to the Combined Predecessor Companies' status as S corporations; as previously mentioned, net income for 1996 includes a tax provision from the time of the Offerings. Since the Predecessor Companies were largely S corporations and did not have tax provisions, the 1996 and 1995 net income amounts are not comparable.

         EBITDA increased 46.3% to $29.4 million in 1996 compared to $20.1 million in 1995. EBITDA is provided as a supplemental measurement of the Company's operating performance. EBITDA does not represent cash flows from operations as defined by GAAP and should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. In addition, EBITDA measures presented by the Company may not be comparable to other similarly titled measures of other companies.

Liquidity and Capital Resources

         The Company's operating activities involve several components, principally home construction, land development and mortgage loan origination for home purchasers. During 1997, the Company's operating activities, taken in the aggregate, used approximately $1.5 million of cash. This cash outflow, however, was largely due to the mortgage loan operations which were commenced in 1997. The funding of mortgage loans held for sale and the related mortgage receivables are reflected as cash outflows in the operations section of the statement of cash flows but the borrowings to fund these loans are reflected in the financing section of the statement of cash flows. Excluding the cash outflow to fund mortgage loans, the Company's operating activities provided net cash. This cash flow was primarily generated by home sales which was offset in part by the Company's increasing inventories due to (a) the increased number of homebuilding subsidiaries and (b) some additional build up consistent with the Company's growth and risk management strategies.

         The majority of the Company's investing activities during 1997 related to the purchases of Hutson, Wilshire, Galloway, and Iacobucci as well as investments in land limited partnerships and significant property and equipment purchases, largely resulting from the Company's rollout of a management information system. The Company's financing activities generated cash of $31.1 million, consisting of net borrowings under notes and mortgages payable of $24.5 million (which includes the borrowings to fund the mortgage loans held for resale) and the net proceeds of $10.0 million from the sale of Class AA preferred stock to Prometheus offset by miscellaneous financing activities requiring cash.

         From May 21 through December 31, 1996, operating activities used $6.1 million. The majority of the use of funds included an increase in receivables of $7.6 million reflecting the proceeds of home sale closings on December 31, 1996 which were not received until early January 1997. The Company built up inventories in anticipation of the higher end-of-year closings which in turn resulted in increased receivables at December 31st. These very short-term receivables were collected within the first weeks of 1997. Additionally, while the level of inventories appears lower due to the period presented (May 21st to December 31st), the Company increased its inventories at December 31, 1996 compared to December 31, 1995 as part of its key growth and risk management strategies as previously discussed. The other significant use of cash during this period was for the $5.2 million reduction in the operating subsidiaries accounts payable. The Company, through its subsidiaries, has been able to renegotiate many supplier and subcontractor contracts based on quicker payment of outstanding invoices. Even with the decrease in accounts payable, excluding the cyclical build up of accounts receivable and the increased inventories, the Company's operating activities provided net cash during the period.

         The majority of the Company's investing activities during 1996 related to the acquisition of Landmark and Brookstone. The Company's financing activities generated cash of $27.0 million. The Company generated $21.8 million from its equity offering, $172.5 million from borrowings under notes and mortgages payable and used $152.8 million for the repayment of notes and mortgages payable. Cash and cash equivalents at December 31, 1996 were $16.2 million.

         Since the culmination of the initial public offering through December 31, 1997, the Company has refinanced existing loan agreements, executed new loan agreements or assumed loans resulting from the acquisitions totaling approximately $280.4 million of available secured financing at the subsidiary level. Under these credit facilities, the Company has borrowed approximately $126.4 million at December 31, 1997.

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

         In August 1997, Fortress executed a definitive agreement and, on September 30, 1997 and February 19, 1998, amended and restated agreements (the Agreement) with Prometheus Builders LLC (Prometheus), an affiliate of Lazard Freres Real Estate Investors, LLC, which commits Prometheus to purchase $75 million of Fortress preferred stock and/or debt. The first closing under the Agreement was effective as of September 30, 1997 with Prometheus's purchase of 11,700 shares ($11.7 million initial liquidation value) of Class AA preferred stock and 375,000 warrants. The proceeds from the first closing were used in the Galloway and Iacobucci acquisitions.

         Shareholder approval of the Agreement was obtained at a special meeting of the shareholders on March 6, 1998. Concurrent with shareholder approval, Prometheus purchased the remaining $28.3 million of Class AA preferred stock to be sold under the Agreement. Prometheus will purchase an additional $35.0 million of Class AB preferred stock and/or debt, in increments of not less than $10 million, 625,000 warrants, and certain contingent warrants no later than December 31, 1998. The warrants will be included in the first purchase of Class AB preferred stock. The Agreement also provides that Fortress and Prometheus may mutually agree to the purchase by Prometheus of an additional combination of Class AA and Class AB preferred stock and/or debt totaling up to $25 million.

         The Company believes that funds available through the existing credit facilities coupled with the cash on hand and cash generated through operations will be adequate for the anticipated cash needs of its current operations for the foreseeable future. As of December 31, 1997, the Company had cash and cash equivalents on hand of $12.4 million.

         In evaluating its capital resources needs to cover planned expenditures, management has reviewed the Year 2000 impact on its information technology systems. With the exception of one software system, the Company's systems are currently capable and ready to handle Year 2000 processing. This software system will be modified to handle Year 2000 processing through routine upgrades and testing scheduled for mid-1998. Management anticipates the implementation to have no more than a minor effect as no additional costs in excess of routine software maintenance are expected to be incurred.

         At December 31, 1997, the Company had 2,271 lots in inventory, which represent approximately eleven months supply of land based on sales absorption rates during 1997. It is one of the Company's operating strategies to keep a relatively low supply of finished lots and lots under development in order to manage and minimize risk associated with land ownership. The Company utilizes land options and investments in limited land partnerships as methods of controlling and subsequently acquiring land. The Company plans to continue these practices and expects to exercise, subject to market conditions, substantially all of its option contracts. At December 31, 1997, the Company had 7,600 lots under option representing a nearly 2 1/2 -year supply of land based on the same absorption rates as above.

         The Company has and will continue to pursue its strategy to increase operations through strategic acquisitions as it did with Hutson, Wilshire, Galloway, and Iacobucci during 1997. Such acquisitions may be funded through a combination of cash, stock (common and preferred) and notes issued by the Company. Any cash portion will be funded by cash from operations, availability under credit facilities (existing or newly-negotiated), the agreement with Prometheus or a combination thereof.

Seasonality and Variability of Results

         The Company experiences significant seasonality and quarterly variability in homebuilding activity levels. The annual operating cycle generally reflects greater home sales in the spring and autumn months and slower sales in the winter and summer months. Closings are slowest during the first quarter and activity increases during the second and third quarter with the greatest level of closing activity taking place during the fourth quarter. The Company believes that this seasonality is a reflection of the impact of winter weather on construction activity and the preference of homebuyers to close on their new home either prior to the start of a new school year in the fall or prior to the holiday season.

Outlook

         Early 1998 brought two new additions to The Fortress Group. During the first quarter, the Company has closed the acquisitions of WestBrook Homes, a homebuilder in Loudoun County, Virginia (Washington, DC MSA), and Whittaker Homes, a homebuilder in St. Charles County, Missouri, one of the eleven counties in the St. Louis MSA.

         The Company has experienced a significant increase in new order activity during 1997 compared to 1996 particularly in the Denver and Las Vegas markets. This increase has been augmented by the strong new order activity of the 1997 acquisitions and is continuing in 1998. At March 15, 1998, the Company already had 915 new orders including those of the most recent additions to the Company from their respective dates of acquisition. In just two and a half months, the Company has reached home sales equal to 33.8% of total home sales for all of 1997.

         As of March 15, 1998, the Company has outstanding sales contracts of 1,758 homes in backlog, including backlog amount for both Whittaker and WestBrook. These contracts represent approximately $325.0 million in anticipated 1998 revenue.

         The Company has addressed and continues to address key business strategies through (i) the implementation of the Fortress Mortgage business plan, (ii) the growth of operational and financial management groups providing assistance in the company-wide program to reduce direct construction costs as a percentage of revenue, the controlled management of speculative inventory including homes and land, and identification and implementation of processes to improve return on assets at the subsidiary level, and (iii) the continued acquisitions of well managed and successful homebuilding companies that will be accretive to the Company's earnings.

         While management maintains a conservative outlook for 1998, it believes the Company is well positioned for growth in 1998. This belief assumes continued stability in market conditions, interest rates, job growth and consumer confidence in its homebuilding markets. The Company believes the anticipated increase in home deliveries, coupled with the continued successful implementation of the Company's key strategies, should result in improved operating income and earnings per share in 1998.

         Please refer to the Statement on Forward-Looking Information.

Interest Rates and Inflation

         The Company's business performance and the homebuilding industry in general can be negatively affected by the impact of inflation and the adverse effect inflation has on interest rates and the overall economic climate both nationally and in the Company's markets.

         Inflation affects the Company in a number of ways including increasing the Company's cost of construction. Costs including land acquisition and development, materials and subcontractor labor, overhead and interest rates on floating rate credit facilities can all be adversely affected by inflation. In additional, inflation may reduce consumers' ability to purchase a new home, thereby adversely affecting the Company's new order flow. During 1997 and 1996, inflation has not significantly affected the performance of the Company.

         While inflation has not been a significant factor in 1997 or 1996, rising inflation in the future would likely have an adverse long-term impact on the Company's business performance.

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


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

         The information required by Part III is omitted from this Annual Report on Form 10-K and is incorporated by reference from the definitive proxy statement with respect to the 1998 Annual Meeting of Stockholders (the Proxy Statement) which the Company will file with the Securities and Exchange Commission (the Commission) not later than 120 days after the end of the fiscal year covered by this Report.


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

                                     PART IV


Item 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K.


 (a)  Financial Statements, Schedules and Exhibits.

         1.       Financial Statements (See Item 8 hereof.)


                            THE FORTRESS GROUP, INC.

                          INDEX TO FINANCIAL STATEMENTS



                                                                                                    Page
                                                                                                    ----
THE FORTRESS GROUP, INC.
     Report of Price Waterhouse LLP, Independent Accountants                                         F-7
     Consolidated Balance Sheets as of December 31, 1997 and 1996                                    F-8
     Consolidated Statement of Operations for the year ended December 31, 1997 and the
       period May 21, 1996 through December 31, 1996                                                 F-9
     Consolidated Statement of Shareholders' Equity for the year ended December 31, 1997
       and the period ended December 31, 1996                                                       F-10
     Consolidated Statement of Cash Flows for the year ended December 31, 1997 and the
       period May 21, 1996 through December 31, 1996                                                F-11
     Notes to Consolidated Financial Statements                                                     F-12

COMBINED PREDECESSOR COMPANIES
     Report of Price Waterhouse LLP, Independent Accountants                                        F-22
     Combined Balance Sheets as of December 31, 1995 and May 20, 1996                               F-23
     Combined Statements of Operations for the year ended December 31, 1995
       and the period January 1, 1996 through May 20, 1996                                          F-24
     Combined Statements of Shareholders' Equity for the year ended December 31, 1995
       and for the period January 1, 1996 through May 20, 1996                                      F-25
     Combined Statement of Cash Flows for the year ended December 31, 1995
       and the period January 1, 1996 through May 20,1996                                           F-26
     Notes to Combined Financial Statements                                                         F-27


         2.       Financial Statement Schedules
                    None.

         3.       Exhibits

                               Number Description

2.1 Agreement and Plan of Reorganization dated as of March 11, 1996 by and among the Company, Buffington Acquisition, Inc., Buffington Holdings, Inc. and the Stockholders named therein ("Buffington Merger Agreement"). (Exhibit 2.1 of the Registration Statement on Form S-1 (File No. 333-2332) effective May 16, 1996, is hereby incorporated by reference)

2.1(a) First Amended to Buffington Merger Agreement, dated May 15, 1996. (Exhibit 2.1(a) of the Registration Statement on Form S-1 (File No. 333-2332) effective May 16, 1996, is hereby incorporated by reference)

2.2 Amended and Restated Agreement and Plan of Reorganization dated as of March 11, 1996 by and among the Company, Christopher Acquisition, Inc., Christopher Homes, Custom Homes Division, Inc. and the Stockholders named therein ("Christopher Merger Agreement"). (Exhibit 2.2 of the Registration Statement on Form S-1 (File No. 333-2332) effective May 16, 1996, is hereby incorporated by reference)

2.2(a) First Amendment to Christopher Merger Agreement, dated May 15, 1996. (Exhibit 2.2(a) of the Registration Statement on Form S-1 (File No. 333-2332) effective May 16, 1996, is hereby incorporated by reference)

2.3 Amended and Restated Agreement and Plan of Reorganization dated as of March 11, 1996 by and among the Company, Genesee Acquisition, Inc., The Genesee Company, The Genesee Company/Castle Pines, Ltd., The Genesee Company of Michigan, Ltd., Genesee Development Company and the Stockholders named therein ("Genesee Merger Agreement"). (Exhibit 2.3 of the Registration Statement on Form S-1 (File No. 333-2332) effective May 16, 1996, is hereby incorporated by reference)

2.3(a) First Amendment to Genesee Merger Agreement, dated May 15, 1996. (Exhibit 2.3(a) of the Registration Statement on Form S-1 (File No. 333-2332) effective May 16, 1996, is hereby incorporated by reference)

2.4 Amended and Restated Agreement and Plan of Reorganization dated as of March 11, 1996 by and among the Company, Sunstar Acquisition, Inc., Solaris Development Corporation and the Stockholders named therein ("Sunstar Merger Agreement"). (Exhibit 2.4 of the Registration Statement on Form S-1 (File No. 333-2332) effective May 16, 1996, is hereby incorporated by reference)

2.4(a) First Amendment to Sunstar Merger Agreement, dated May 15, 1996. (Exhibit 2.4(a) of the Registration Statement on Form S-1 (File No. 333-2332) effective May 16, 1996, is hereby incorporated by reference)

2.5 Asset Purchase Agreement, dated August 31, 1996 by and among The Fortress Group, Inc., Fortress Acquisition, Inc., Landmark Homes, Inc., B. Rex Stephens, and Bobby W. Harrelson. (Exhibit 2.1 of the Current Report on Form 8-K dated September 16, 1996 (File No. 0-28024) is hereby incorporated by reference)

2.6 Asset Purchase Agreement, dated February 28, 1997 by and among The Fortress Group, Inc., Fortress-Florida, Inc., DW Hutson Construction, Inc., and David Hutson. (Exhibit 10.1 of the Current Report on Form 8-K dated March 17, 1997 (File No. 0-28024) is hereby incorporated by reference)

2.7 Purchase Agreement dated August 18, 1997 among The Fortress Group, Inc.; Fortress Galloway, Inc.; Don Galloway Homes, Inc.; Don Galloway Land, LLC; Galloway Limited Partnership; Thornblade, LLC, and the Persons named herein. (Exhibit 1 of the Current Report on Form 8-K dated August 27, 1997 (File No. 000-28024) is hereby incorporated by reference.)

2.8          Amended and Restated Purchase Agreement among the Company;
             Whittaker Construction, Incorporated; RRKTG Lumber, Inc.; Lewis and Clark Title Company and person named therein (incorporated herein by reference to Exhibit 2.1 to the Company's Form 8-K dated March 16, 1998).

3.1 Amended and Restated Certificate of Incorporation of the Registrant. (Exhibit 3.1 of the Registration Statement on Form S-1 (File No. 333-2332) effective May 16, 1996, is hereby incorporated by reference)

3.2 Certificate of Amendment of Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1(a) to Amendment No. 3 to the Company's Registration Statement on Form S-1 File No. 333-2332).

3.3 Certificate of Amendment of Certificate of Incorporation of the Company, effective March 6, 1998 (incorporated herein by reference to Exhibit 3.1 to the Company's Form 8-K dated March 16, 1998).

3.4 Amended and Restated Bylaws of the Registrant. (Exhibit 3.2 of the Registration Statement on Form S-1 (File No. 333-2332) effective May 16, 1996, is hereby incorporated by reference)

3.5 Amendments to the Company's By-laws, effective March 6, 1998 (incorporated herein by reference to Exhibit 3.2 to the Company's Form 8-K dated March 16, 1998).

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

4.4 Stockholders' Agreement, dated as of April 15, 1996, by and among the Company and certain shareholders (incorporated herein by reference to Exhibit 10.7 to Amendment No. 1 to the Company's Registration Statement on Form S-1 File No. 333-2332).

4.5 Certificate of Amendement of Certificate of Designations, Preferences and Relative, Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions thereof of Class AA Convertible Preferred Stock of the Company (incorporated herein by reference to Exhibit 4.5 to the Company's Form 8-K dated March 16, 1998).

4.6 Amended and Restated Warrant Agreement by and between the Company and Prometheus Homebuilders LLC (incorporated herein by reference to Exhibit 4.6 to the Company's Form 8-K dated March 16, 1998).

4.7 Amended and Restated Stockholders Agreement by and among the Company, Prometheus Homebuilders, LLC and the Stockholders named therein (incorporated herein by reference to Exhibit 4.7 to the Company's Form 8-K dated March 16, 1998).

4.8 Amended and Restated Registration Rights Agreement by and between the Company and Prometheus Homebuilders, LLC (incorporated herein by reference to Exhibit 4.8 to the Company's Form 8-K dated March 16, 1998).

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

10.8(a) Promissory Notes payable to Charles F. Smith. (Exhibit 10.8(a) of the Registration Statement on Form S-1 (File No. 333-2332) effective May 16, 1996, is hereby incorporated by reference)

10.8(b) Promissory Note payable to Patricia Donnelly. (Exhibit 10.8(b) of the Registration Statement on Form S-1 (File No. 333-2332) effective May 16, 1996, is hereby incorporated by reference)

10.8(c) Promissory Note payable to James J. Martell, Jr. (Exhibit 10.8(c) of the Registration Statement on Form S-1 (File No. 333-2332) effective May 16, 1996, is hereby incorporated by reference)

10.8(d) Promissory Note payable to Brian McGregor. (Exhibit 10.8(d) of the Registration Statement on Form S-1 (File No. 333-2332) effective May 16, 1996, is hereby incorporated by reference)

10.9 Consulting Agreement between The Fortress Group, Inc., and Commonwealth Homes, Inc. (Exhibit 10.9 of the 1996 Annual Report on Form 10-K (File No. 000-28024) is hereby incorporated by reference)

10.10 Lease Agreement between Christopher Homes Custom Home Division, Inc., and Towne Center Limited Partnership. (Exhibit 10.10 of the 1996 Annual Report on Form 10-K (File No. 000-28024) is hereby incorporated by reference)

10.11 Lease Agreement between The Genesee Company and Genesee Holdings Corporation. (Exhibit 10.11 of the 1996 Annual Report on Form 10-K (File No. 000-28024) is hereby incorporated by reference)

10.12 Asset Purchase Agreement, dated July 1, 1996 by and among The Genesee Company and Genesee Custom Homes, Inc. (Exhibit 2.1 of the Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 (File No. 0-28024) is hereby incorporated by reference)

10.13 Second Amended and Restated Stock Purchase Agreement dated as of February 19, 1998 by and between the Company and Prometheus Homebuilders LLC (incorporated by reference to Exhibit 10 to the Company's Form 8-K dated March 16, 1998).

10.14        Employment agreement between The Fortress Group, Inc. and George C.
             Yeonas (filed herewith)


21.1         List of Subsidiaries

23.1         Consent of Price Waterhouse LLP (filed herewith)

27.1         Financial Data Schedule

27.2         Financial Data Schedule

27.3         Financial Data Schedule

(b) Reports on Form 8-K.

    Form 8-K filed September 10, 1997 reporting pursuant to Item 2 the acquisition of Don Galloway Homes, Inc. and related interests.

    Form 8-K/A filed November 10, 1997 to amend the Form 8-K filed September 10, 1997 providing financial statements required by Item 7.

    Form 8-K filed August 18, 1997 and amended by Form 8-K/A filed October 6, 1997 reporting purusant to Item 5 the investment of Prometheus in the Company.

                                   SIGNATURES

   Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized March 31, 1998.

                                    THE FORTRESS GROUP, INC.


                                    By:    /s/ James J. Martell, Jr.
                                           -------------------------
                                    Name:  James J. Martell, Jr.
                                    Title: President, Chief Executive
                                           Officer and Director


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




     Signature                          Capacity In Which Signed                     Date
     ---------                          ------------------------                     ----

/s/ James J. Martell, Jr.
------------------------
James J. Martell, Jr.             President, Chief Executive Officer
                                  and Director (Principal Executive Officer)

/s/ Jamie M. Pirrello
------------------------
Jamie M. Pirrello                 Vice President of Finance and Chief Financial
                                  Officer Principal Financial Officer and
                                  (Principal Accounting Officer)

/s/ George C. Yeonas
------------------------
George C. Yeonas                  Chief Operating Officer and Director

/s/ J. Marshall Coleman
------------------------
J. Marshall Coleman               Chairman of the Board and Director

/s/ J. Christopher Stuhmer
--------------------------
J. Christopher Stuhmer            Director

/s/ Lawrence J. Witek
------------------------
Lawrence J. Witek                 Director


------------------------
Robert Short                      Director

/s/ Thomas B. Buffington
------------------------
Thomas B. Buffington              Director


------------------------
Mark L. Fine                      Director


------------------------
Robert P. Freeman                 Director


------------------------
Murry N. Gunty                    Director


------------------------
James D. Klingbeil                Director



/s/ Edward J. Mathias
------------------------
Edward J. Mathias                 Director

/s/ Steven D. Rivers
------------------------
Steven D. Rivers                  Director

/s/ William A. Shutzer
------------------------
William A. Shutzer                Director

/s/ Charles F. Smith
------------------------
Charles F. Smith                  Director






                       Report of Independent Accountants


To the Board of Directors and
Shareholders of The Fortress Group, Inc.


         In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of shareholders equity, and of cash flows present fairly, in all material respects, the financial position of The Fortress Group, Inc. and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for the year ended December 31, 1997, for the period May 21, 1996 through December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibiliity is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. As audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICE WATERHOUSE LLP


Washington, DC
March 12, 1998

                            THE FORTRESS GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996
                (Dollars in thousands, except per share amounts)

                                                                                 1997               1996
                                                                                 ----               ----

                                                  ASSETS
Cash and cash equivalents ..............................................         $12,406          $ 16,212
Accounts and notes receivable ..........................................          21,944            10,700
Due from related parties ...............................................           4,416             5,176
Real estate inventories ................................................         217,342           144,106
Land held for resale ...................................................           6,934
Mortgage loans held for sale ...........................................          11,128
Investments in land partnerships .......................................           6,763
Property and equipment, net ............................................          10,246             3,543
Prepaid expenses and other assets ......................................          22,655            10,355
Goodwill, net ..........................................................          23,470             3,641
                                                                                --------          --------
     Total assets ......................................................        $337,304          $193,733
                                                                                ========          ========

                                       LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued construction liabilities ..................        $ 23,172          $  8,526
Notes and mortgages payable ............................................         228,420           140,136
Due to related parties .................................................             783                27
Accrued expenses .......................................................          14,464             8,525
Customer deposits ......................................................           7,300             4,259
                                                                                --------          --------
     Total liabilities .................................................         274,139           161,473
                                                                                --------          --------
Commitments and contingencies (Note 16)
Minority interest ......................................................             268               274
                                                                                --------          --------
Shareholders' equity
   Preferred stock, all classes and series, $.01 par value, 1 million
       authorized......................................................                1
       Class AA cumulative convertible (rate of 12% per annum decreasing to 6%), 53,333 designated, 11,700 and 0, respectively, issued and outstanding ($11.7 million initial liquidation preference)
       Series A 11% cumulative convertible, 20,000 designated, 10,000 issued and outstanding ($1 million aggregate liquidation
         preference)
       Series B convertible, 40,000 designated, 8,854 and 0, respectively, issued and outstanding ($885,400 aggregate liquidation
         preference)
       Series C convertible, 70,000 designated, 60,000 and 0,
         respectively, issuable (Note 9)
       Series D convertible, 67,500 designated, 60,000 and 0, respectively, issued and outstanding ($6,000,000 aggregate liquidation preference)
   Common stock, $.01 par value, 49 million authorized, 11,748,694 and
        11,764,375 issued, respectively ................................             117               118
   Additional paid-in capital ..........................................          47,371            23,808
   Retained earnings ...................................................          15,936             8,072
   Treasury stock, at cost, 120,100 and 1,700 shares, respectively .....            (528)              (12)
                                                                                --------          --------
     Total shareholders' equity.........................................          62,897            31,986
                                                                                --------          --------
     Total liabilities and shareholders' equity.........................        $337,304          $193,733
                                                                                ========          ========

   The accompanying notes are an integral part of these financial statements.

                            THE FORTRESS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)




                                                                              For the Year    For the Period
                                                                                  Ended          May 21 -
                                                                              Dec. 31, 1997    Dec. 31, 1996
                                                                              -------------    -------------

Revenue:
    Residential sales .....................................................     $440,006          $200,721
    Lot sales and other revenue ...........................................        5,305             9,633
                                                                                --------          --------

     Total revenue ........................................................      445,311           210,354

Cost of sales .............................................................      377,607           177,387
                                                                                --------          --------

Gross profit ..............................................................       67,704            32,967

Operating expenses:
    Selling ...............................................................       27,952            11,527
    General and administrative ............................................       23,582             8,653
                                                                                --------          --------


     Net operating income .................................................       16,170            12,787
                                                                                --------          --------

Other expense (income):
    Interest ..............................................................        3,396               429
    Minority interest .....................................................           (6)               92
    Other, net ............................................................       (1,143)             (955)
                                                                                --------          --------

Income before provision for income taxes ..................................       13,923            13,221
Provision for income taxes ................................................        5,463             5,013
                                                                                --------          --------

Net income ................................................................     $  8,460          $  8,208
                                                                                ========          ========

Net income available for common shareholders ..............................     $  7,982          $  8,072
                                                                                ========          ========

Basic earnings per share ..................................................     $    .68          $    .69
                                                                                ========          ========

Diluted earnings per share.................................................     $    .63          $    .69
                                                                                ========          ========

   The accompanying notes are an integral part of these financial statements.

                            THE FORTRESS GROUP, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (In thousands)



                                              Shares                  Amount        Additional                             Total
                                      ---------------------    ------------------    Paid-in     Retained    Treasury  Shareholders'
                                      Preferred      Common    Preferred   Common     Capital    Earnings      Stock      Equity
                                      ---------      ------    ---------   ------     -------    --------      -----      ------

Balance at May 20, 1996                               2,231                 $ 22     $   (22)

  Issuance of preferred stock .......     20
  Issuance of common stock, net of
   related costs ....................                 9,534                   96      21,747                                $21,843
  Acquisition of Founding Builders'
   equity ...........................                                                  8,927                                  8,927
  Distributions to Founding Builders                                                  (6,063)                                (6,063)
  Sale of Genesee Custom Division ...                                                    258                                    258
  Redemption of preferred stock .....    (10)                                         (1,000)                                (1,000)
  Preferred stock dividends .........                                                            $  (136)                      (136)
  Purchase of treasury stock ........                   (62)                                                  $  (429)         (429)
  Reissuance of treasury stock ......                    60                              (39)                     417           378
  Net income ........................                                                              8,208                      8,208
                                         ---         ------        --       ----     -------     -------      -------       -------

Balance at December 31, 1996 ........     10         11,763                 $118     $23,808     $ 8,072      $   (12)      $31,986

  Issuance of preferred stock .......    144                       $1                 23,828                                 23,829
  Amortization of discount on
   preferred stock ..................                                                    263                                    263
  Cancellation of preferred stock ...     (3)                                           (315)                                  (315)
  Preferred stock dividends .........                                                               (461)                      (461)
  Imputed preferred stock dividend ..                                                     17         (17)
  Issuance of common stock ..........                    69                              336                                    336
  Adjustment of stock guarantee .....                                                    (57)                                   (57)
  Common stock dividends declared ...                                                               (118)                      (118)
  Purchase of treasury stock ........                  (227)                                                   (1,170)       (1,170)
  Retirement of treasury stock ......                                         (1)       (511)                     512
  Reissuance of treasury stock ......                    24                                2                      142           144
  Net income ........................                                                              8,460                      8,460
                                         ---         ------        --       ----     -------     -------      -------       -------

Balance at December 31, 1997             151         11,629        $1       $117     $47,371     $15,936      $  (528)      $62,897
                                         ===         ======        ==       ====     =======     =======      =======       =======



   The accompanying notes are an integral part of these financial statements.

                            THE FORTRESS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                          For the Year        For the Period
                                                                              Ended               May 21-
                                                                         Dec. 31, 1997         Dec. 31, 1996
                                                                         -------------         -------------
Cash flows from operating activities
  Net income .........................................................    $   8,460              $   8,208
  Adjustments to reconcile net income to net cash used in
    operating activities:
       Depreciation and amortization .................................        5,304                    741
       Minority interest .............................................           (6)                    93
       Loss on sale of property and equipment ........................           45                     19
       Changes in operating assets and liabilities
       Accounts receivable ...........................................      (10,277)                (7,586)
       Due from related parties ......................................        2,761                   (403)
       Real estate inventories .......................................        1,116                    829
       Land held for resale ..........................................       (6,934)
       Mortgage loans held for sale ..................................      (11,128)
       Prepaid expenses and other assets .............................          837                 (2,164)
       Accounts payable and accrued construction liabilities .........        3,471                 (5,205)
       Accrued expenses ..............................................        4,309                  1,539
       Customer deposits .............................................          545                 (2,123)
                                                                          ---------              ---------
          Net cash used in operating activities ......................       (1,497)                (6,052)
                                                                          ---------              ---------

Cash flows from investing activities
  Acquisition of homebuilders, net of acquired cash ..................      (19,976)                (3,036)
  Sale of Genesee Custom Homes division ..............................                                 253
  Purchase of property and equipment .................................       (6,933)                (1,979)
  Proceeds from sale of property and equipment .......................          267                     31
  Investment in limited partnerships .................................       (6,763)
                                                                          ---------              ---------
          Net cash used in investing activities ......................      (33,405)                (4,731)
                                                                          ---------              ---------

Cash flows from financing activities
  Borrowings under notes and mortgages payable .......................      357,304                172,461
  Repayment of notes and mortgages payable ...........................     (332,759)              (152,824)
  Related party borrowings ...........................................          193
  Repayments of related party borrowings .............................         (363)                (2,941)
  Proceeds from issuance of Class AA Preferred Stock, net ............        9,958
  Proceeds from Employee Stock Purchase Plan .........................           14
  Deferred financing costs ...........................................       (1,882)                (2,694)
  Capital distributions to predecessor shareholders ..................                              (6,063)
  Common stock dividends paid ........................................          (89)
  Distributions to minority interest .................................                              (1,274)
  Preferred stock redemption .........................................                              (1,000)
  Preferred dividends ................................................         (110)                  (109)
  Purchase of treasury stock .........................................       (1,170)                  (429)
  Net proceeds from issuance of common stock .........................                              21,843
                                                                          ---------              ---------
          Net cash provided by financing activities ..................       31,096                 26,970
                                                                          ---------              ---------

Net (decrease) increase in cash and cash equivalents ..................      (3,806)                16,187
Cash and cash equivalents, beginning of period ........................      16,212                     25
                                                                          ---------              ---------

Cash and cash equivalents, end of period ..............................   $  12,406              $  16,212
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

Four homebuilding companies were acquired by Fortress simultaneous with the closing of its initial public offering on May 21, 1996 (the Offering) including Buffington Homes, Inc. (Buffington), doing business in Austin and San Antonio, Texas; Christopher Homes and Affiliates (Christopher), doing business in Las Vegas, Nevada; The Genesee Company (Genesee), doing business in Denver and Fort Collins, Colorado and Tucson, Arizona; and Solaris Development Corporation (Sunstar), doing business in Raleigh-Durham, North Carolina. These companies as a group are referred to as the Predecessor Companies. Prior to the Offering, Fortress was a nonoperating entity and principally incurred costs associated with the consummation of the Offering.

Fortress has made additional acquisitions of Landmark Homes, Inc. (Landmark), a Wilmington, North Carolina and Myrtle Beach, South Carolina homebuilder, on August 31, 1996; Brookstone Homes, Inc. (Brookstone), a Janesville, Madison and Milwaukee, Wisconsin homebuilder, on December 31, 1996; D.W. Hutson Construction Company (Hutson), a Jacksonville, Florida homebuilder, on February 28, 1997; Wilshire Homes (Wilshire), an Austin, Texas homebuilder, effective April 1, 1997; Don Galloway Homes, Inc. (Galloway), a Charlotte, North Carolina and Charleston, South Carolina homebuilder, effective August 1, 1997; and The Iacobucci Organization (Iacobucci), a Philadelphia, Pennsylvania homebuilder, effective October 1, 1997.

In August 1996, the Company sold the Custom Home Division of Genesee (Genesee Custom) to a director. No gain or loss was recognized in conjunction with this sale. (See Note 11 - Related Party Transactions.).

In January 1997, Fortress formed Fortress Mortgage Company (Fortress Mortgage), a wholly-owned subsidiary, to provide a mortgage lending source to the Company's builder subsidiaries as an ancillary benefit. Fortress Mortgage is licensed in Texas, Colorado, Nevada, North Carolina, Pennsylvania, and Wisconsin. Licenses are pending in Florida, Missouri, and South Carolina.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying consolidated financial statements include the accounts of Fortress, a Delaware corporation, and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Due to the substantial continuing interests in the Company of the former stockholders of the Predecessor Companies, the acquisition in May 1996 of the Predecessor Companies has been accounted for on a historical cost basis. Each subsequent acquisition has been accounted for under the purchase method of accounting. The purchase price of each of the acquired companies was allocated first to record the assets and liabilities acquired at estimated fair value on the acquisition date with any remaining balances recorded as goodwill.

The consolidated statements of operations, shareholders' equity and cash flows include the results of Fortress, inclusive of the Predecessor Companies and all of the companies acquired since their respective dates of acquisition.

Revenue recognition

Residential homes and lot sales are recognized when all conditions precedent to closing have been fulfilled and title has passed to the buyer. The Company's homes are generally sold in advance of their construction. The Company's standard sales contract generally requires the customer to make an earnest money deposit which is recognized as a liability until the unit closes.

Mortgage income

Statement of Financial Accounting Standards (SFAS) No. 91, Accounting for nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases, requires the deferral of loan origination fees and direct loan origination costs and certain origination expenses over the estimated life of the loans for loans originated and not sold as of December 31, 1997. The Company has deferred the income and expenses attributable to these loans and will recognize them at the time of sale of the loans.

Gains and losses from sales of mortgage loans are recognized at the time of sale and are determined by the difference between net sale proceeds and the carrying value of the mortgage loans sold.

Recognition of gains and losses is based on SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, which was effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996. SFAS No. 125 is based upon consistent application of a financial components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished.

Cash and cash equivalents

For purposes of reporting cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Real estate inventories and cost of sales

Real estate inventories are held for sale and are carried at cost which is less than fair value as measured in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. Costs incurred which are included in inventory consist of land, land development, direct and certain indirect construction costs, interest, real estate taxes, direct model construction costs, and related improvements.

At the time of revenue recognition, cost of sales is charged with the actual construction costs incurred and any specifically identified estimate to complete, plus an allocation of the total estimated cost of land and land development, interest, real estate taxes and any other capitalizable common costs based on the relative sales value method of accounting.

The Company generally provides a one-year limited warranty of workmanship and materials with each of its homes. Accordingly, a warranty reserve, based on the Company's historical experience, is provided as residential sales are closed.

Interest capitalization

Interest and related debt issuance costs are capitalized to qualifying real estate inventories as incurred, in accordance with SFAS No. 34, Capitalization of Interest Cost, and charged to cost of sales as revenue from residential sales is recognized.

Mortgage loans held for sale

Mortgage loans held for sale to nonaffiliated investors are recorded in the aggregate at the lower of cost or market. Fair value is based upon contractually established prices at which mortgage loans will be sold or, if loans are not committed for sale, at current market prices. No valuation allowance was required at December 31, 1997.

Investments in land partnerships

The Company records its investments in land partnerships in which it holds less than a majority interest under the equity method of accounting.

Property and equipment

Property and equipment are carried at cost less accumulated depreciation and are depreciated using the straight-line method over the estimated useful lives of the assets which range from two to ten years. Costs incurred for common area model improvements and certain furnishings are amortized on a per unit basis as home sales in the related development are closed. Significant additions and improvements are capitalized while expenditures for repairs and maintenance are charged to operations as incurred.

Deferred financing costs

Costs associated with the issuance of the Senior Notes have been capitalized and are being amortized using the straight-line method over the seven-year term of the related notes.

Option deposits

The Company enters into option agreements that allow the takedown of land under the specified terms. When a deposit is required, the Company records the deposit amount in "other assets." When the land is taken down, the deposit becomes part of the cost basis of the land and is reclassified as land inventory. If the decision is made not to take down the land, the deposit is expensed. Option deposits totaling approximately $8.7 million are included in "other assets" at December 31, 1997.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of assets acquired and is being amortized over periods ranging from five to twenty years. Accumulated amortization at December 31, 1997 and amortization expense for the year then ended was $1,030,641 and $947,883, respectively. Accumulated amortization at December 31, 1996 and amortization expense for the period May 21 through December 31, 1996 was $82,758. The Company routinely evaluates the recoverability of goodwill based on the estimated future undiscounted cash flows associated with the assets. In the event that facts and circumstances indicate that the carrying value of goodwill is impaired, it would be written down to its estimated fair value.

Income taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. The asset and liability approach used in SFAS No. 109 requires the recognition of deferred tax assets and liabilities for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities.

Minority interest

Certain of the Company's subsidiaries are participants in real estate joint ventures in which parties unrelated to the Company own a minority interest. Joint venture profits are allocated to the Company and the other partners according to their respective ownership.

Beneficial conversion feature

In accordance with the Securities and Exchange Commission's Topic D-60, Accounting for the Issuance of Convertible Preferred Stock and Debt Securities with a Nondetachable Conversion Feature, the Company recorded a $274,000 "discount" for the 11,700 shares of Class AA convertible preferred stock issued during 1997. (See description of preferred stock in Note 9 - Shareholders' Equity.) As required by Topic D-60, the Company is amortizing this discount using the effective interest method from the date of issuance, September 30, 1997, through the date at which the Class AA conversion features are subject to adjustment, September 30, 2001. This amortization is recognized as an additional return to the preferred shareholders (see Note 10 - Earnings per Share) and is included in the Statement of Shareholders' Equity for the year ended December 31, 1997 as an "imputed preferred stock dividend."

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

New accounting pronouncements

SFAS No. 128, Earnings per Share, was issued by the Financial Accounting Standards Board (FASB) in February 1997. This statement requires that the previous calculations of primary and fully diluted earnings per share be replaced by basic and diluted earnings per share calculations. The adoption of SFAS No. 128 resulted in a restatement of earnings per share for all periods presented in the accompanying financial statements. (See Note 10 Earnings per Share.)

Also in February 1997, the FASB issued SFAS No. 129, Disclosure of Information about Capital Structure. SFAS No. 129, which applies to all entities that have issued securities, requires in summary form, the pertinent rights and privileges of the various securities outstanding. The Company has disclosed this information in Note 9 - Shareholders' Equity.

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise, establishes disclosure standards for disclosure of operating segments in annual and interim financial statements of public entities. It includes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997 and requires information for earlier years to be restated. The Company will adopt SFAS No. 131 in its fiscal year 1998. Adoption of this standard is not expected to have a material impact on the Company.


NOTE 3 - ACQUISITIONS

The Company acquired certain assets and assumed certain related indebtedness of Hutson and Iacobucci effective February 28, 1997 and October 1, 1997, respectively. Additionally, the Company acquired the stock of Wilshire and Galloway effective April 1, 1997 and August 1, 1997, respectively. The initial purchase price for these acquisitions totaled $110.6 million including $17.7 million in cash, $5.7 million in short-term notes payable, 65,000 shares of common stock with a stated value of $10 per share, 128,854 shares of preferred stock (liquidation value of approximately $12.9 million), and assumed liabilities of approximately $73.8 million. In addition, the Company loaned approximately $3.0 million in cash to the previous owners of Galloway and Iacobucci which is to be repaid through their respective earnouts or to be personally repaid by the borrowers at the end of the earnout period.

The Company acquired certain assets and assumed related indebtedness of Landmark and Brookstone on August 31, 1996 and December 31, 1996, respectively. The purchase price for the assets of the 1996 acquisitions totaled $20.4 million including $6.6 million in cash, 60,000 shares of Common Stock with a stated value of $10 per share, and assumed liabilities of $13.2 million.

In each of these acquisitions, the excess purchase price was allocated first to record assets and liabilities at fair value on the acquisition date; the remaining excess purchase price was recorded as goodwill. Cost of goods sold for the year ended December 31, 1997 and the period May 21 through December 31, 1996 included $1,928,000 and $210,000 related to the allocation of the purchase price to inventory. Without this amortization, earnings per share for the year ended December 31, 1997 would have been $.78 (basic) and $.72 (diluted) and for the period May 21, 1996 through December 31, 1996 would have been $.70 (basic and diluted).

Most of the Company's acquisition agreements include earnout provisions, by which the seller(s) may receive future consideration based upon the operational results of the purchased business. These provisions generally extend two to four years past the purchase date and are calculated as a set percentage of operational results in excess of operational goal "hurdles." In each of the acquisitions including earnout provisions, the earnout consideration will be accounted for as additional purchase price and, accordingly, increase the goodwill related to the acquisitions and be amortized over the corresponding remaining goodwill amortization periods. Under these provisions, the Company is committed to earnout payments of a minimum of $1.0 million per year in the form of Series C preferred stock through the year 2001. (See Note 9 - Shareholders' Equity.)

The Company's unaudited pro forma summary consolidated results of operations for the year, as if the significant acquisitions had occurred at January 1, 1996 and excluding the amortization of the purchase accounting adjustments for the step up of inventory, are presented below. These results include the unaudited pro forma results of Combined Predecessor Companies. The unaudited pro forma results also include certain administrative costs of the Fortress corporate organization that would have been incurred had the Company existed in its current structure for the entire period; the results of operations of Genesee as if the sale of Genesee Custom had occurred on January 1, 1996; and the increased provision for income taxes as if the Combined Predecessor Companies and the subsequent acquisitions were C corporations throughout the periods presented. Additionally, the issuance of 11,700 shares of Class AA convertible preferred stock, which provided financing for Galloway, has been factored into the earnings per share calculations for both periods. In preparing the unaudited pro forma information, various assumptions were made, and the Company does not purport this information to be indicative of what would have occurred had these transactions been made as of January 1, 1996.

                                                        Year Ended
                                                        December 31,
                                                    1997             1996
                                                    ----             ----
                                                  (unaudited, in thousands,
                                                   except per share amounts)

Revenue ........................................  $ 494,810        $ 426,409
Net income .....................................     12,676           17,033
Net income per share ...........................        .94             1.31
Net income per share - assuming dilution .......        .81             1.09



NOTE 4 - SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information are as follows (in thousands):

                                           For the Year         For the Period
                                                Ended           from May 21 -
                                          December 31, 1997    December 31, 1996
                                          -----------------    -----------------

        Cash paid for the following:
                Interest .................     $23,964              $11,214
                Income taxes .............     $ 3,721              $ 4,958

NOTE 5 - REAL ESTATE INVENTORIES

Real estate inventories are summarized as follows (in thousands):

                                                           December 31,
                                                      1997             1996
                                                      ----             ----
   Work-in-progress
     Sold homes ...........................        $ 81,225          $ 38,547
     Speculative ..........................          45,058            44,669
                                                   --------          --------
      Total work-in-progress ..............         126,283            83,216

   Land
     Finished lots ........................          43,585            34,671
     Land under development ...............          39,666            13,930
     Unimproved land held for development..           1,084             1,009
                                                   --------          --------
      Total land ..........................          84,335            49,610

   Model homes ............................           6,724            11,280
                                                    --------         --------

                                                   $217,342          $144,106
                                                   ========          ========




Model homes are constructed to assist in the marketing effort of a development. Speculative homes, included above in work-in-progress, represent both completed and under-construction, non-model homes which are not subject to a sales contract. Both work-in-progress and model homes include the allocation of land, land development, and other allocable costs.


NOTE 6 - INTEREST

Information regarding interest is as follows (in thousands):

                                                                    1997             1996
                                                                    ----             ----
   During the year ended December 31, 1997 and the
      period May 21 through December 31, 1996:
     Interest incurred .......................................    $ 23,569          $ 12,930
     Interest capitalized ....................................     (19,877)          (12,314)
     Interest amortized to cost of sales .....................      17,288             9,704
                                                                  --------          --------
       Total interest expensed in statement of operations ....    $ 20,980          $ 10,320
                                                                  ========          ========

   At December 31, 1997 and 1996:
     Capitalized interest in ending inventory ................    $ 16,559          $ 12,159
                                                                  ========          ========


NOTE 7 - PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows (in thousands):


                                                                         December 31,
                                                                     1997             1996
                                                                     ----             ----

     Model home upgrades and furnishings .....................     $ 7,957           $ 1,845
     Equipment and furniture .................................       4,749             2,564
     Vehicles ................................................         509               468
     Leasehold improvements ..................................       1,524               725
                                                                   -------           -------
                                                                    14,739             5,602
     Less:  Accumulated depreciation and amortization ........      (4,493)           (2,059)
                                                                   -------           -------
                                                                   $10,246           $ 3,543
                                                                   =======           =======



NOTE 8 - NOTES AND MORTGAGES PAYABLE

Notes and mortgages payable consist of the following (in thousands):


                                                               December 31,
                                                           1997           1996
                                                           ----           ----

    13.75% Senior Notes due 2003 .....................   $100,000      $100,000
    Project specific land, land development and
        construction loans ...........................    111,318        38,613
    Mortgage warehouse lines of credit ...............     15,546
    Other loans ......................................      1,556         1,523
                                                         --------      --------
                                                         $228,420      $140,136
                                                         ========      ========



The Company pays interest on the Senior Notes in arrears on May 15 and November 15 of each year at the rate of 13.75% per annum. The Senior Notes may not be redeemed at any time prior to maturity. The Senior Notes are unsecured and rank pari passu with, or senior in right of payment to, all other existing and future unsecured indebtedness of the Company. The Senior Notes, however, are effectively subordinated to secured debt of the Company to the extent of any collateral, as well as to the Company's subsidiaries indebtedness. The Company is required to maintain a consolidated tangible net worth of at least $15 million and other financial covenants, as defined, in the Senior Note Indenture. The Company was in compliance with all financial covenants at December 31, 1997.

In May 1997, the Company received the written consent of registered holders of its 13.75% Senior Notes due 2003 to proposed amendments to the Indenture under which the Senior Notes were issued. The amendments allow the Company the opportunity to continue to increase its secured borrowing capacity at the subsidiary level.

The loan agreements for project specific land, land development and construction loans are secured by a lien on the applicable residential development project or a specific unit under construction. Repayment of the loans are generally due upon sale of the collateral property. The loans bear interest at annual variable rates ranging from 2.5% over the London InterBank Offered Rate (LIBOR) to 2% over prime rate and fixed rates generally from 8.5% to 12.75%.

The Company's mortgage subsidiary has two warehouse lines of credit outstanding for the purpose of originating loans. The warehouse lines are secured by the mortgage loans held for sale and are repaid upon sale of the mortgage loans. The lines bear interest at variable rates ranging from 1.5% to 2.75% over the 30-day LIBOR based on the type of loan and lending requirements. At December 31, 1997, LIBOR was 5.94%. The lines of credit mature April 30, 1998 and August 31, 1998. The aggregate commitment available at December 31, 1997 was $17,000,000.

Other loans consist primarily of debt financed corporate insurance policies which bear interest at rates ranging from 7.0% to 7.8%.

Principal maturities of the above indebtedness at December 31, 1997 are as follows (in thousands):

Year Ended December 31,
-----------------------

       1998 ...........................    $114,770
       1999 ...........................      13,310
       2000 ...........................         340
       2001 ...........................
       2002 ...........................
       Thereafter .....................     100,000
                                           --------
                                           $228,420
                                           ========


NOTE 9 - SHAREHOLDERS' EQUITY

Preferred stock

The Company has authorized 1 million shares of $.01 par value preferred stock, of which 300,833 has been designated for the following specific series or classes of preferred stock:

Effective September 30, 1997, the Company executed the first closing related to its agreement with Prometheus Homebuilders LLC (Prometheus). In connection with this agreement to sell Prometheus $75 million in preferred stock, the Company designated 53,333 shares of Class AA Convertible Preferred Stock. These preferred shares carry a cumulative 12% return per annum, until the second closing at which time the rate is reduced to 6% per annum, calculated on the liquidation value of $1,000 per share. (The second closing occurred on March 6, 1998. See Note 17 - Subsequent Events.) The Class AA preferred stock is convertible, in whole or in part, at the option of the holder, into Common Stock, at an initial conversion price of $6.00 per share, subject to certain adjustments. The conversion price is subject to decrease, at the option of the holder between September 30, 2001 and September 30, 2003, if the average prior 60-day closing price of the Company's Common Stock (the Adjustment Price) is $12.00 per share or less. The amount of adjustment will vary based on the average closing price of the Common Stock. Prometheus will have the right during this period to elect to adjust up to five times per year the conversion price for the Class AA preferred stock, by reference to the then prevailing Adjustment Price as follows:

        Adjustment                        Conversion
        Price(s)                          Price(s)
        --------                          --------
      $10.01 - 12.00 ..................    $5.50
        5.00 - 10.00 ..................     5.25
        4.01 -  4.99 ..................     3.00
        2.01 -  4.00 ..................     2.00
        0.00 -  2.00 ..................     1.00

After the second closing, the Company will have the option to require conversion of all, but not less than all, of the Class AA preferred stock into Common Stock if the average closing price of the Common Stock for the 90 days preceding such conversion is $12.00 per share or more. In either case, the conversion price is subject to certain antidilution adjustments. The Company does not have the right to redeem the Class AA preferred stock. The holders of Class AA preferred stock having voting rights on an as-converted basis equal to the holders of Common Stock. At December 31, 1997, 11,700 shares of Class AA preferred stock were outstanding with dividends of approximately $350,000 accrued. In the first quarter of 1998, 28,300 additional shares of Class AA preferred stock were sold. (See Note 17 - Subsequent Events.)

As part of the acquisition of the Combined Predecessors, 20,000 shares were issued in 1996 as Series A 11% cumulative convertible non-voting preferred stock. The preferred stock is restricted from converting into Common Stock for the first two years that the shares are issued and outstanding. The conversion rate of the shares is the lesser of $9.00, the price of the Common Stock Offering, or 75% of the lowest closing price during the thirty days immediately preceding the date of conversion. The Company has the right to redeem all of the preferred stock prior to conversion at a redemption price equal to the liquidation value plus any accumulated but unpaid dividends. Accrued dividends on the 10,000 outstanding shares at December 31, 1997 totaled $27,000.

In connection with the Hutson acquisition, Fortress issued 12,000 shares of Series B convertible preferred stock with a liquidation value of $100 per share. As a result of post-closing audit adjustments to the purchase price, 3,146 of these shares were subsequently cancelled resulting in a total of 8,854 outstanding shares at December 31, 1997. These preferred shares are convertible into ten shares of Common Stock for each preferred share until February 1998. Thereafter, the Series B preferred stock is convertible into $100 value per share, payable in Common Stock at ten shares of Common Stock for one share of preferred stock, and additional Common Stock or cash, at the option of Fortress, to equal $100 value. Series B preferred stock is paid dividends on an as-converted basis. Unpaid dividends of approximately $700 were accrued at December 31, 1997.

Also in connection with the Hutson acquisition, Fortress has agreed to issue 60,000 shares (70,000 authorized) of Series C convertible preferred stock on an annual basis over a period not to exceed six years ($6 million liquidation preference). The amount of each annual issuance will be based upon future earnings of Hutson. The stock has been treated as outstanding for the purpose of calculating earnings per share; however, it will only be legally outstanding upon issuance. The Series C preferred stock is convertible into Common Stock based on $100 liquidation value per Series C share, payable in Common Stock, cash, or a combination of both, at the option of Fortress.

In connection with the Galloway acquisition, Fortress has issued 60,000 shares of Series D convertible preferred stock with a liquidation value of $100 per share ($6 million aggregate liquidation preference). Each Series D share is convertible into ten shares of Common Stock. Series D shares are redeemable at the option of the holder up to 25% each year, cumulative, over a four-year period. However, the shares can be redeemed in cash, Common Stock or a combination of both equal to the $100 per share liquidation value. The allocation between Common Stock and cash is at the sole option of Fortress.

Although no shares have been issued, the Company has designated 50,000 shares as Series E 6% convertible preferred stock with a liquidation value of $100 per share. Each of the Series E preferred shares converts into ten shares of the Company's Common Stock at the option of the holder. The Company may require conversion into ten shares of the Company's Common Stock when the Common Stock has traded at $10 per share or more for ten consecutive business days. The holder will have the right to require the Company to redeem up to 20% of the total number of Series E shares initially issued for cash equal to $100 per share plus all unpaid dividends thereon, including accrued dividends, whether or not declared. The redemption amount is cumulative in nature in that shares a holder had a right to but did not redeem on a redemption date may be added to the total that may be redeemed on the next redemption date. The Company has the option to redeem the shares at any time.

Common Stock

In May 1996, the Company completed an offering of 3,000,000 shares of Common Stock (300,000 additional shares were issued in June 1996 pursuant to the underwriter's overallotment option) for total net proceeds of approximately $21.8 million. The proceeds were used together with proceeds from the issuance of the Senior Notes (see Note 8 Notes and Mortgages Payable) to retire borrowings of the subsidiaries as well as for general corporate purposes.

In November 1996, the Company's Board of Directors approved a stock repurchase plan authorizing the purchase of up to 350,000 shares of the Company's currently outstanding common stock. Such repurchases are effected at various prices from time to time in the open market. During the years ended December 31, 1997 and 1996, the Company has repurchased 226,534 and 61,700 shares, respectively, 84,100 of which were subsequently canceled and 84,034 of which were reissued.

In March 1997, the Company established a dividend policy including the initiation of a cash dividend of $.01 per share annually, payable quarterly, as permitted under the Indenture. During 1997, the Board of Directors declared quarterly dividends in accordance with this policy. At December 31, 1997, approximately $30,000 was accrued for unpaid Common Stock dividends.

In 1997, 30,000 shares of restricted stock were granted to an officer of the Company as part of a compensation package approved by the Board of Directors.

The resulting compensation expense is being amortized over the vesting period of thirty months.

Warrants

Under the agreement with Prometheus, the Company issued warrants to purchase a minimum of 375,000 shares of Common Stock to Prometheus. The warrants are exercisable between September 30, 1999 and September 30, 2004, at an exercise price of $7.00 per share of Common Stock, subject to adjustment between September 30, 2001 and September 30, 2003 based on the Adjustment Price. The following table show the changes in the exercise price and the number of shares of Common Stock into which each Warrant will convert upon exercise of the Warrants during this period:

                                                       Additional Shares
        Adjustment Price(s)     Exercise Price(s)          per Warrant
        -------------------     -----------------          -----------
        $20.01 or greater             $7.00                     0.00
        17.51 - 20.00                  7.00                     0.33
        15.01 - 17.50                  7.00                     0.667
        12.01 - 15.00                  7.00                     1.00
        10.01 - 12.00                  6.50                     1.25
         8.01 - 10.00                  6.00                     1.50
         6.01 -  8.00                  5.00                     1.75
         4.01 -  6.00                  4.00                     2.00
         2.01 -  4.00                  3.00                     2.25
         0.00 -  2.00                  2.00                     2.50

The exercise price and the number of shares of Common Stock into which each warrant will convert are also subject to certain antidilution adjustments.

NOTE 10 - EARNINGS PER SHARE

The Company has adopted SFAS No. 128, Earnings per Share, and has presented basic and diluted earnings per share (EPS) for the year ended December 31, 1997 and the period May 21 through December 31, 1996. The following table reconciles the numerators (income) and the denominators (shares) of the basic and diluted per-share computations (in thousands):



                                             For the Year Ended                   For the Period
                                              December 31, 1997             May 21 - December 31, 1996
                                              -----------------             --------------------------

                                                               Per-Share                            Per-Share
                                      Income      Shares        Amount     Income       Shares       Amount
                                      ------      ------        ------     ------       ------       ------
Net income                             $8,460                               $8,208

Less: Preferred stock dividends          (461)                                (136)
Less: Imputed preferred stock dividend    (17)

Basic EPS
Income available to common
     shareholders                      $7,982      11,759,712     $.68      $8,072    11,701,587     $.69

Effect of Dilutive Securities
Series A convertible preferred stock   $  110         222,222               $  136       218,357
Series B convertible preferred stock        1          82,917
Series C convertible preferred stock                  504,658
Series D convertible preferred stock                  208,767
Restricted stock                                       11,753
Warrants                                               72,142
                                       ------      ----------               ------    ----------
Diluted EPS
Income available to common
     shareholders plus assumed
     conversions                       $8,093      12,862,171     $.63      $8,208    11,919,944     $.69



The Company's intention upon conversion or redemption (as the case may be) of Series B, C and D preferred stock (See Note 9 - Shareholders' Equity) is to issue Common Stock on the basis of 10-for-1 conversion ratio contemplated in the respective agreements and to pay cash for the difference between the $100 liquidation value per share and the market value of the common stock converted at 10-for-1. Accordingly, the Company has included, in its calculation of earnings per share, additional Common Stock to be issued under the "if converted" method at the 10-for-1 conversion ratio.

During the fourth quarter of 1997, 11,700 shares of Class AA convertible preferred stock were outstanding and convertible into 1,950,000 shares of Common Stock; for EPS purposes, the conversion features of these shares resulted in Common Stock equivalents totaling 555,616 shares. These shares were not included in the computation of diluted EPS as the effect of adding back the related dividends and the weighted average common shares is antidilutive.

Additionally, options to purchase 550,071 shares of Common Stock at various prices between $4.25 and $6.25 per share were outstanding at December 31, 1997, and options to purchase 342,800 shares of Common Stock at $9.00 per share (subsequently repriced at $6.00 per share) were outstanding at December 31, 1996. These options were not included in the computations of diluted EPS because the options' exercise price was greater than the average market price of the common shares. Note 13 - Employee Benefit and Incentive Plans contains more detailed disclosure regarding the Company's outstanding options.

NOTE 11 - RELATED PARTY TRANSACTIONS

Due from related parties

Due from related parties consists of the following (in thousands):

                                                           December 31,
                                                           ------------
                                                          1997       1996
                                                          ----       ----

   Note receivable from sale of Genesee Custom .......              $3,309
   Accounts receivable from sale of Genesee Custom ...   $  490        977
   Note receivable from director .....................      698        487
   Loans on acquisition earnouts .....................    1,878
   Other .............................................    1,350        403
                                                         ------     ------
                                                         $4,416     $5,176
                                                         ======     ======


In connection with the sale of Genesee Custom to a director of the Company, the Company had a note receivable bearing interest at 12% from the director for approximately $3.3 million at December 31, 1996. The note was paid in full in December 1997. The related accounts receivable are non-interest bearing and are due on demand.

The Company has a note receivable bearing interest at 13.75% from another director for approximately $600,000 and $460,000, net of accrued interest, at December 31, 1997 and 1996, respectively. The note is secured by a portion of that director's shares in the Company, which have a market value at December 31, 1997 of $802,995.

In conjunction with certain acquisitions, the Company loaned amounts to certain sellers. These loans bear interest at 6% per annum and are primarily repayable either through the future earnout due to the borrower or by the borrower personally. Based on actual performance, these loans are expected to be repaid through earnout amounts due as a result of future earnings over the next two to four years.

Due to related parties

Due to related parties at December 31, 1997 totals $783,000. Approximately, $350,000 represents the accrued Class AA dividend payable to Prometheus. The balance consists of individually immaterial amounts due to various related parties.

Other transactions

A limited liability corporation (LLC) owned by two of the Company's directors and one of the Company's officers has provided consulting services related to the Company's formation and subsequent acquisitions. Total capitalized costs associated with this LLC during the year ended December 31, 1997 and the period May 21 through December 31, 1996 were approximately $540,000 and $219,000, respectively.

During 1997, the Company sold and leasedback 22 models to related parties. Total revenue recognized in connection with these sales was approximately $5,880,000;

and total gross profit recognized on these sales was $870,000. (See Note 12 - Leases.)

Landmark purchases landscaping and lot improvement services from a company affiliated with its president. Expense related to these services was $569,552 for the year ended December 31, 1997 and $198,740 from acquisition through December 31, 1996. Additionally, Landmark purchases developed land from an affiliated company. For the year ended December 31, 1997 and the period from acquisition through December 31, 1996, Landmark acquired land from this affiliate of approximately $2,771,100 and $1,119,600, respectively.

During 1997, Hutson purchased a majority of its finished lots under written agreements with an entity whose principal is a significant holder of the Company's Series B and C preferred stock. During the period since acquisition, Hutson purchased approximately $14,000,000 of such lots. The Company had deposits of approximately $4.5 million at December 31, 1997 with this related party for future acquisitions of finished lots with an aggregate purchase price of approximately $38.9 million. Hutson intends to fulfill its obligation under this agreement by acquiring these remaining lots. (See Note 16 - Commitments and Contingencies.)

During 1997, Hutson contracted cabinetry, interior finish services and other items from a party affiliated with its president for the majority of 1997. During the post-acquisition period, Hutson purchased approximately $4,068,000 from this party.

Pursuant to an option agreement executed simultaneously with the acquisition of Iacobucci, the Company has an option to acquire from certain parties related to Iacobucci's president approximately 385 fully improved lots over a period of five years. Fourteen of these lots were acquired prior to December 31, 1997 at a total cost of approximately $384,000. The total purchase price of the remaining optioned lots will be a minimum of approximately $12.0 million. (See Note 16 - Commitments and Contingencies.)


NOTE 12 - LEASES

The Company is obligated under various noncancelable operating leases for office facilities and equipment expiring at various times through 2006. Rental expense under these agreements amounted to approximately $3,603,000 and $757,000 for the year ended December 31, 1997 and the period May 21 through December 31, 1996, respectively. Included in this amount is rent paid to affiliated companies, under office, model home, and warehouse leases, totaling $1,030,000 and $290,000 for the respective periods.

As of December 31, 1997, future minimum lease payments under noncancelable operating lease agreements are as follows (in thousands):

        Year Ended
        December 31,

        1998 ..............................   $ 3,414
        1999 ..............................     2,530
        2000 ..............................     2,243
        2001 ..............................     1,566
        2002 ..............................     1,151
        Thereafter ........................     2,804
                                              -------
                                              $13,708
                                              =======


NOTE 13 - EMPLOYEE BENEFIT AND INCENTIVE PLANS

Bonus award plan

The Company has a bonus award plan under which directors, officers, employees and key consultants of the Company may be awarded cash or common stock based upon the satisfaction of specific performance criteria. The plan provides for the grant of up to 575,000 shares of common stock. No awards have been made under the plan as of December 31, 1997.

Profit sharing plan

The Company's profit sharing plan is a defined contribution plan qualified under the Internal Revenue Code. All employees who have completed one year of service with the Company may participate in the plan on the next January 1. A participant's interest in Company contributions vests 20% per year in each of the first five years of employment and is 100% vested thereafter. Contributions to the plan are entirely within the discretion of the Company's Board of Directors and are determined annually. No contributions have been made to the plan as of December 31, 1997.

Stock purchase plan

The Board of Directors of the Company has approved a stock purchase plan under which 500,000 shares of the Company's common stock are reserved for issuance and sale to substantially all of the employees of the Company at 85% of market price of the stock on specified offering dates. The number of shares issued and the average price per share under this plan during the year ended December 31, 1997 was 3,419 and $3.97. At December 31, 1997, a total of 496,581 shares were available for issuance. Subsequent to December 31, 1997, 3,904 shares were issued at a price of approximately $4.27 under this plan.

Stock incentive plan

The Company has a stock incentive plan under which non-employee directors, officers, key employees and consultants of the Company may be granted options to purchase up to 1,125,000 shares of the Company's common stock. The stock incentive plan also allows for the award of stock appreciation rights, restricted stock and deferred stock. As of December 31, 1997, no stock appreciation rights, restricted stock or deferred stock had been granted under this plan. On March 6, 1998, the Company's shareholders approved an increase in the total shares subject to the plan to 1,550,000.

The stock options granted may be either nonqualified or incentive stock options although only employees of the Company may be granted incentive stock options. The option price shall not be less than the fair market value of the common stock on the date of grant; options will expire five to ten years from the grant date. Options granted in 1997 and 1996 vested over various periods from immediately to over three years.

The Company accounts for its stock option plans under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, as the option price equals the market price at the date of issuance, no compensation expense is recognized. The Company provides disclosure in accordance with SFAS No. 123, Accounting for Stock-Based Compensation.

The fair value of each stock option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for stock options granted in 1997: expected volatility of 35%, risk-free interest rate of 6.0%, and an expected life of 7.68 years. The following weighted average assumptions were used for those options granted in 1996: expected volatility of 30%, risk-free interest rate of 6.44%, and an expected life of 7.93 years. Expected dividends were estimated at one cent per share in accordance with the Company's dividend policy. The weighted-average fair value of the stock options granted in 1997 and 1996 was approximately $2.78 per share and $2.62 per share, respectively.

Under the model, the total value of stock options granted in 1997 and 1996 was approximately $769,000 (including additional value for the repricing of 1996 grants) and $989,000, respectively. Had the Company determined the compensation cost for these plans in accordance with SFAS No. 123, the Company's resulting unaudited pro forma net income would have been approximately $7,915,000 and the resulting unaudited pro forma earnings per share would have been $.63 and, assuming dilution, $.59 for the year ended December 31, 1997. The resulting unaudited pro forma net income and earnings per share for the period May 21, 1996 through December 31, 1996 would have been $8,039,000 for net income, $.68 for basic earnings per share and $.67 for diluted earnings per share.

Option activity is summarized as follows:

                                                                                             Weighted
                                                          Shares                              average
                                                         available            Number          option
                                                        for options          of shares         price
                                                        -----------          ---------         -----

    Balance available at May 21, 1996 .............       575,000
Grants* ...........................................      (377,800)            377,800          $6.00
Exercises
Cancellations* ....................................        35,000             (35,000)          6.00
                                                         --------             -------          -----
    December 31, 1996 .............................       232,200             342,800           6.00
Increase in shares available under the plan .......       550,000
Grants ............................................      (230,895)            230,895           5.52
Exercises
Cancellations .....................................        23,624             (23,624)          5.89
                                                         --------             -------          -----
    December 31, 1997 .............................       574,929             550,071          $5.75
                                                         ========             =======          =====

----------
* In May 1997 the Board re-priced the 1996 grants from the Offering price of $9.00 to $6.00, the then-current market price of the Common Stock.

The following tables summarize information about options outstanding at December 31, 1997:

                                Outstanding Options                   Exercisable Options
                                -------------------                   -------------------
                             Number              Remaining                          Weighted
     Range of            Outstanding at      Contractual Life                        Average
  Exercise Prices       December 31, 1997       (in years)          Exercisable  Exercise Price
  ---------------       -----------------       ----------          -----------  --------------

   $4.25 - $5.00                24,000              9.9                6,000        $4.2500
   $5.00 - $5.50               112,671              5.2              108,921        $5.3939
   $5.50 - $6.00               373,500              8.7              178,750        $5.9956
   $6.00 - $6.25                39,900              9.2                5,000        $6.2500
                               -------              ---              -------        -------
                               550,071              8.1              298,671        $5.7454
                               =======              ===              =======        =======



NOTE 14 - INCOME TAXES

The provision for income taxes consists of the following (in thousands):

                                                  December 31,
                                               1997           1996
                                               ----           ----

                 Current:
                    Federal ................. $4,862         $4,840
                    State ...................    935            847
                                              ------         ------
                                               5,797          5,687

                 Deferred:
                    Federal .................   (325)          (619)
                    State ...................     (9)           (55)
                                              ------         ------
                                                (334)          (674)

                 Total ...................... $5,463         $5,013
                                              ======         ======

The provision for income taxes differs from the amount computed by applying the Federal income tax statutory rate as follows (in thousands):

                                                              December 31,
                                                           1997           1996
                                                           ----           ----

        Income tax computed at statutory rate ........    $4,768         $4,495
        State income taxes, net of Federal benefit ...       609            523
        Other, net ...................................        86             (5)
                                                          ------         ------
                 Total ...............................    $5,463         $5,013
                                                          ======         ======

Deferred tax assets (liabilities) arise due to the recognition of income and expense items for tax purposes in periods which differ from those used for financial statement purposes. At December 31, 1997 and 1996, the net deferred tax asset was comprised of the following:

                                                           1997           1996
                                                           ----           ----

        Warranty and general reserves ................    $  660         $ 674
        Amortization .................................       136
        Capitalized inventory ........................       128
                                                          ------         -----
                 Total deferred tax assets ...........     1,020           674

        Prepaid expenses .............................       (12)
                                                          ------         -----
                 Total deferred tax liabilities ......       (12)            0

        Net deferred tax asset .......................    $1,008         $ 674
                                                          ======         =====

NOTE 15 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The financial instruments of the Company consist of accounts receivable, loans held for sale, due to and from related parties, accounts payable and construction liabilities and notes and mortgages payable. Mortgage loans held for sale to nonaffiliated investors of $11.1 million at December 31, 1997 are recorded in the aggregate at the lower of cost or market. The estimated fair value of $11.2 million at December 31, 1997 is based upon contractually established prices at which mortgage loans will be sold or, if loans are not committed for sale, at current market prices. The fair value of the Company's Senior Notes at December 31, 1997 and 1996, which are recorded at their carrying value of $100 million, was approximately $121 million and $115 million, respectively, based on quoted market prices. The fair value of the remainder of the financial instruments is equal to the recorded amounts due to the short-term nature of the instruments.


NOTE 16 - COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, the Company enters into option agreements to purchase land. As of December 31, 1997, the Company had approximately $8.7 million in deposits outstanding to acquire land with an aggregate purchase price of approximately $186.0 million.

The Company is involved in various routine legal proceedings incidental to the conduct of its normal business operations. The Company's management believes that none of these legal proceedings will have a material adverse impact on the financial condition or results of operations of the Company.

NOTE 17 - SUBSEQUENT EVENTS

Issuance of Preferred Stock

On March 6, 1998, the shareholders of the Company approved the transactions described in the Amended and Restated Stock Purchase Agreement dated as of September 30, 1997 between the Company and Prometheus Homebuilders LLC (Prometheus), an affiliate of Lazard Freres Real Estate Investors LLC (Lazard), and the Company simultaneously issued an additional 28,300 shares of Class AA preferred stock ($28,300,000 initial liquidation value). The Company will issue $35,000,000 initial liquidation value (35,000 shares) of Class AB preferred stock, an additional 625,000 Warrants (See Note 9 - Shareholders' Equity), and Contingent Warrants which potentially provide for the issuance of between 380,952 and 5,714,286 shares of Common Stock. The Class AB preferred stock, additional Warrants, and Contingent Warrants are required to be issued by December 31, 1998. The proceeds are intended to be used primarily for the selective acquisition of established homebuilding companies.

Subsequent to the March 6, 1998 closing, the holders of Class AA preferred stock and Class AB preferred stock are entitled elect additional directors sufficient to constitute a majority of the Board and all committees of the Board in the event that on any date that is 60 days after the end of a fiscal quarter both
(a) the average trading price of the Common Stock is less than $4.375 per share (as adjusted) and (b) the percentage change in the Company's earnings before interest expense, income taxes and extraordinary or non-recurring items (EBIT) per share for the most recent two fiscal quarters as measured against the same two fiscal quarters of the prior year is less than the percentage change in the EBIT per share for a specified comparable group of companies for the two most recent fiscal quarters as measured against the same two fiscal quarters of the prior year. This right will continue until such time as neither of the conditions exists for two consecutive fiscal quarters.

The Class AB preferred stock carries a 12% dividend, cumulative and compounded quarterly, on the liquidation value of $1,000 per share and is convertible, in whole or in part, at the option of the holder, into Common Stock at the Conversion Price, on or after September 30, 2001, the fourth anniversary of the date of the First Closing. The Company, at its option, will have the right at any time on or after September 30, 2002, but before the redemption date, to convert all, but not less than all, of the Class AB preferred stock into Common Stock at the Conversion Price. The Conversion Price is defined as 95% of the average closing price for the 30 consecutive trading days commencing 45 trading days before the conversion date. In addition, the Company will have the right, on or after September 30, 2002, to redeem in whole the Class AB preferred stock at a price per share equal to the liquidation value plus an amount equal to accumulated and unpaid dividends. Whether conversion is at the election of the holders of Class AB preferred stock or the Company, the conversion price will be equal to 95% of the average of the closing prices of the Common Stock for the 30 trading days commencing 45 trading days before the applicable conversion date.

The Class AB preferred stock will be apportioned between Class ABI preferred stock and Class ABII preferred stock so that as a result of such issuances, along with the Class AA preferred stock, Prometheus has no more than 45% of the total voting power of the Company on the date of issuance of such Class AB preferred stock with respect to the election of directors to the Board generally (other than the three directors elected exclusively by holders of Class AA and Class AB preferred stock). Holders of Class AA and Class ABI preferred stock will vote on an as-converted basis with the holders of the Common Stock as a single class on all matters on which the Common Stock is entitled to vote, including the election of directors. Holders of Class ABII preferred stock will vote on an as-converted basis with the holders of Common Stock as a single class on all matters on which the Common Stock is entitled to vote, except for the election of directors generally. Holders of the Class ABII preferred stock will not vote on the election of directors generally unless the average of the closing prices of the Common Stock for the 30 trading days commencing 45 trading days before the applicable date is less than $3.00 per share and such holders provide notice to the Company of their intention to vote on the election of directors generally.

The Contingent Warrants would be exercisable at an exercise price of $.01 per share of Common Stock if, between September 30, 2001 and September 30, 2003, the Adjustment Price (the average closing price of the Common Stock for the 60 days preceding an election by the Holder of the Class AA preferred stock to adjust the optional conversion price of such stock) is between $5.00 and $10.00 per share. The number of shares of Common Stock into which the Contingent Warrants will convert upon exercise is based on the following chart:

     Adjustment Price(s)              Conversion Shares
     -------------------              -----------------
        $8.01 - 10.00                       380,952
         6.01 -  8.00                     2,380,952
         5.00 -  6.00                     5,714,286

If during the exercise period the Adjustment Price is less than $5.00 per share and the holder makes an election to adjust the optional conversion price of the Class AA preferred stock, then the Contingent Warrants will terminate. The Contingent Warrants will also terminate upon (a) voluntary conversion by the holder of the Class AA preferred stock before September 30, 2001 or (b) mandatory conversion by the Company of the Class AA preferred stock.
The Contingent Warrants expire on March 30, 2004.

Subsequent Acquisition

The Company acquired the stock of Whittaker Homes, a St. Louis, Missouri homebuilder on March 6, 1998. The acquisition cost including cash paid and assumption of debt was approximately $62.1 million. The cash portion of the transaction was funded by the sales of preferred stock to Prometheus as described above.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Shareholders of Combined Predecessor Companies


         In our opinion, based upon our audits and the reports of other auditors, the accompanying combined balance sheets and the related combined statements of operations, of shareholders equity, and of cash flows present fairly, in all material respects, the financial position of Combined Predecessor Companies (the Company) at May 20, 1996 and at December 31, 1995, and the results of their operations and their cash flows for the period January 1, 1996 through May 20, 1996 and for the year ended December 31, 1995 in conformity with generally accepted accounting principles. These financial statements are the responsibility of company's management; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the combined financial statements of Solaris Development Corporation as of and for the year ended December 31, 1995 which statements reflect total assets of $16.4 million and total revenues of $42.6 million. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein on the Combined Predecessor Companies financial statements, insofar as it relates to the amounts included for the Solaris Development Corporation is based solely on the report of the other auditor. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We belive that our audits provide a reasonable basis for the opinion expressed above.



PRICE WATERHOUSE LLP

Minneapolis, Minnesota
February 20, 1997

                         COMBINED PREDECESSOR COMPANIES

                                 BALANCE SHEETS
                                 (In thousands)

                                                                                  December 31, 1995     May 20, 1996
                                                                                  -----------------     ------------
                          ASSETS
Cash and cash equivalents .................................................            $  2,710           $  3,028
Related party and other receivables .......................................               2,106              2,797
Real estate inventories ...................................................             109,016            133,820
Property and equipment, net ...............................................               2,099              1,713
Deferred transaction costs ................................................               2,121              4,282
Prepaid expenses and other assets .........................................               3,614              4,298
                                                                                       --------           --------
          Total assets ....................................................            $121,666           $149,938
                                                                                       ========           ========
           LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued construction
   liabilities ............................................................            $ 10,726           $ 14,645
Notes and mortgages payable ...............................................              87,604            112,004
Due to related parties ....................................................               2,495              3,062
Accrued expenses ..........................................................               4,588              3,585
Customer deposits .........................................................               5,122              6,332
Commitments and contingencies (Note 11) ...................................
                                                                                       --------           --------
          Total liabilities ...............................................             110,535            139,628
                                                                                       --------           --------
Minority interests ........................................................               1,295              1,383
                                                                                       --------           --------
Shareholders' equity:
     Preferred Stock ......................................................
     Common Stock .........................................................                 599                600
     Additional paid-in capital ...........................................               2,606              3,070
     Retained earnings ....................................................               6,631              5,257
                                                                                       --------           --------
          Total shareholders' equity ......................................               9,836              8,927
                                                                                       --------           --------
          Total liabilities and shareholders' equity ......................            $121,666           $149,938
                                                                                       ========           ========


              The accompanying notes are an integral part of these
                              financial statements.

                         COMBINED PREDECESSOR COMPANIES

                            STATEMENTS OF OPERATIONS
                                 (In thousands)

                                                              For the Period
                                                              January 1, 1996
                                              Year Ended         through
                                           December 31, 1995   May 20, 1996
                                           -----------------   ------------
Revenue:
     Residential sales ...................     $190,312          $ 64,984
     Lot sales ...........................        8,098             1,036
     Other revenue .......................          619                99
                                               --------          --------
          Total revenue ..................      199,029            66,119
Cost of sales ............................      167,434            56,425
                                               --------          --------
Gross profit .............................       31,595             9,694
Operating expenses:
     Selling expenses ....................       13,152             4,689
     General and administrative
        expenses .........................       11,693             3,892
                                               --------          --------
     Net operating income ................        6,750             1,113
Other expense (income):
     Interest ............................          120                63
     Minority interests ..................          745                89
     Other, net ..........................         (191)             (313)
                                               --------          --------
Income before provision for income
   taxes .................................        6,076             1,274
Provision for income taxes ...............           21
                                               --------          --------
Net income ...............................     $  6,055          $  1,274
                                               ========          ========
Unaudited pro forma net income (Note 13)..                       $    764
                                                                 ========



              The accompanying notes are an integral part of these
                              financial statements.

                         COMBINED PREDECESSOR COMPANIES

                       STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (In thousands)

                                                Additional
                                       Common     Paid-in    Retained
                                        Stock     Capital    Earnings    Total
                                       -------    -------    --------   -------
Balance at December 31, 1994 .......       575      1,861      3,582      6,018
     Capital contributions .........        24        767        357      1,148
     Distributions to shareholders .        --        (22)    (3,363)    (3,385)
     Net income ....................        --         --      6,055      6,055
                                       -------    -------    -------    -------
Balance at December 31, 1995 .......       599      2,606      6,631      9,836
     Capital contributions .........         1        464         82        547
     Distributions to shareholders .                          (2,730)    (2,730)
     Net income ....................        --         --      1,274      1,274
                                       -------    -------    -------    -------
Balance at May 20, 1996 ............   $   600    $ 3,070    $ 5,257    $ 8,927
                                       =======    =======    =======    =======

              The accompanying notes are an integral part of these
                              financial statements.

                         COMBINED PREDECESSOR COMPANIES

                            STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                         Year        For the Period
                                                                                        Ended          January 1,
                                                                                      December 31,    1996 through
                                                                                         1995         May 20, 1996
                                                                                       ---------      ------------
Cash flows from operating activities:
     Net income ............................................................           $   6,055         $  1,274
     Adjustments to reconcile net income to net cash
        (used in)  provided by operating activities
          Equity in income from investment partnership .....................
          Depreciation and amortization ....................................                 621              277
          Minority interest ................................................                 745               89
          Changes in operating assets and liabilities:
             Real estate inventories .......................................              (8,155)         (24,803)
             Related party and other receivables ...........................              (1,118)            (690)
             Prepaid expenses and other assets .............................              (1,299)            (256)
             Accounts payable and accrued construction
               liabilities .................................................                 (35)           2,754
             Accrued expenses ..............................................                 919             (578)
             Customer deposits .............................................                 513              981
                                                                                       ---------         --------
               Net cash used in operating activities .......................              (1,754)         (20,952)
                                                                                       ---------         --------

Cash flows from investing activities:
     Purchase of property and equipment ....................................                (962)            (330)
     Proceeds from sale of property and equipment ..........................                  26                8
                                                                                       ---------         --------
               Net cash used in investing activities .......................                (936)            (322)
                                                                                       ---------         --------

Cash flows from financing activities:
     Borrowings under notes and mortgages payable ..........................             115,740           52,839
     Repayments of notes and mortgages payable .............................            (111,298)         (33,689)
        Borrowings on line of credit .......................................                                7,477
        Repayments on line of credit .......................................                               (2,225)
        Repayment of bonds .................................................                                 (236)
     Related party borrowings ..............................................               2,248            1,076
     Repayment of related party borrowings .................................              (2,073)            (510)
     Distributions to minority interest ....................................                (791)
     Transaction costs .....................................................              (1,114)            (957)
     Capital contributions .................................................               1,123              547
     Capital distributions .................................................              (3,301)          (2,730)
                                                                                       ---------         --------
               Net cash provided by financing activities ...................                 534           21,592
                                                                                       ---------         --------

Net increase (decrease) in cash and cash equivalents .......................              (2,156)             318
Cash and cash equivalents, beginning of period .............................               4,866            2,710
                                                                                       ---------         --------


Cash and cash equivalents, end of period ...................................           $   2,710         $  3,028
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

For 1995 and 1996, no income tax provision was recognized because the taxable income generated by the combined Christopher entities was primarily incurred by the S corporation. The tax provision for the year ended December 31, 1995 represents the greater of income or equity component of Texas state franchise taxes.

At December 31, 1995 and May 20, 1996, no deferred taxes have been provided for the net operating losses and other temporary differences between the financial reporting basis and the income tax basis because the realization of the net deferred tax asset is unlikely. Net operating loss carry forwards available in 1995 aggregate approximately $325,000. The fiscal tax year ends for Christopher's C corporations are April 30 and June 30, respectively.

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

   Cash and cash equivalents

For purposes of reporting cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Supplemental disclosures of cash flow information are as follows (in thousands):

                                                                   Period
                                                              January 1, 1996
                                          Year Ended              through
                                       December 31, 1995       May 20, 1996
                                       -----------------       ------------
Cash paid for:
     Interest .....................         $8,612                 $2,826
                                            ======                 ======
     Income taxes .................         $   83                 $    6
                                            ======                 ======

Supplemental disclosure of non-cash activities are summarized as follows (in thousands):

                                                                                                                Period
                                                                                                           January 1, 1996
                                                                                          Year Ended            through
                                                                                       December 31, 1995     May 20, 1996
                                                                                       -----------------     ------------
Net assumption and assignment of Special Improvement District
   Bonds .......................................................................             $  623             $  (83)
Distribution of property to owners of Predecessor Companies ....................                 58
Redemption of common stock for notes payable ...................................
Other ..........................................................................                 35
                                                                                             ------             ------
          Total ................................................................             $  716             $  (83)
                                                                                             ======             ======

NOTE 4 - REAL ESTATE INVENTORIES

Real estate inventories are summarized as follows (in thousands):

                                         December 31, 1995    May 20, 1996
                                         -----------------    ------------
Work-in-progress:
     Sold homes ......................        $ 34,460         $ 53,355
     Speculative homes ...............          24,208           34,423
                                              --------         --------

                                                58,668           87,778
                                              --------         --------

Land:
     Finished lots ...................          28,219           34,029
     Land under development ..........          12,819              984
     Land and other costs ............             456            1,887
                                              --------         --------

                                                41,494           36,900
                                              --------         --------

Models ...............................           8,854            9,142
                                              --------         --------

          Total ......................        $109,016         $133,820
                                              ========         ========


Models are constructed to assist in the marketing effort of a development and speculative construction represents non-model homes either under construction or substantially completed which are not subject to a sales contract.

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows (in thousands):



                                         December 31, 1995   May 20, 1996
                                         -----------------   ------------
Model home upgrades and furnishings .....    $ 1,997            $ 1,435
Equipment and furniture .................      1,197              1,363
Vehicles ................................        266                250
Leasehold improvements ..................         44                 36
Other ...................................        108
                                             -------            -------
                                               3,612              3,084
Less: Accumulated depreciation
   and amortization                           (1,513)            (1,371)
                                             -------            -------
                                             $ 2,099            $ 1,713
                                             =======            =======

NOTE 6 - NOTES AND MORTGAGES PAYABLE

Notes and mortgages payable are summarized as follows (in thousands):

                                                              December 31, 1995  May 20, 1996
                                                              -----------------  ------------
Project specific land, land development and construction loans     $ 66,629        $ 85,775
Demands for deed on sales-leasebacks .........................          230
Other loans ..................................................        1,149           3,254
Subordinated investor notes and equity participation loans ...       19,596          22,975
                                                                   --------        --------
                                                                   $ 87,604        $112,004
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

The investor loans outstanding for Christopher are secured by a deed of trust, subordinated to the land acquisition and development loan. These notes are payable in monthly distributions equal to a 15% annualized return and a 10% fee due at the closing of each lot collateralized. The sole shareholder of Christopher has personally guaranteed the repayment of these obligations which at December 31, 1995 and at May 20, 1996 was approximately $9.2 million and $10.6 million, respectively.

Genesee's subordinated seller notes are either unsecured or collateralized by a lien on its real estate inventories and are guaranteed by Genesee's sole stockholder. Genesee's outstanding obligation for these loans at December 31, 1995 and May 20, 1996 was approximately $5.9 million and $7.9 million, respectively. Generally, these loans bear interest at a fixed annual rate of 12%, paid monthly. The unsecured notes entitle the holder to receive an additional 6% interest per annum payable at maturity of the note. These notes generally have maturities of six months, at which time the principal and all unpaid interest are due.

Genesee has entered into a series of equity participation agreements and related notes payable with one private investor. Under these agreements, Genesee has received advances from this equity participant totaling $4.6 million and $4.5 million as of December 31, 1995 and May 20, 1996, respectively, in the form of equity participation notes payable. The proceeds from these notes are used to acquire and develop various predetermined real estate properties and to construct homes in certain developments.

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

Interest and related debt issuance costs incurred and capitalized aggregated approximately $16.1 million and $5.2 million for the year ended December 31, 1995 and the period January 1, 1996 through to May 20, 1996, respectively.

NOTE 7 - ACCRUED EXPENSES

Included in accrued expenses are Special Improvement District assessments which consist of special assessments issued by the city of Las Vegas to fund the acquisition and construction of certain public improvements specially benefiting property located in the City's Special Improvement District No. 404, the Summerlin area. The city-issued bonds are secured by the unpaid assessments on property within the district and are payable by the property owners. The assessments are due on April 1 and October 1 of each year until October 1, 2009. As property is sold, the balance of the assessment is assigned to, and the liability assumed by, the buyer of the property. For the years ended December 31, 1994 and 1995 and the period from January 1, 1996 through May 20, 1996, management believes that maturities of these obligations prior to buyer assumptions will not be material to these combined financial statements of the Predecessor Companies. The outstanding obligation for these assessments at December 31, 1995 and May 20, 1996 is $1.5 million and $1.3 million, respectively.

NOTE 8 - MINORITY INTERESTS

The minority interests at December 31, 1995 and May 20, 1996 include
Solaris' Village Lakes and Park Village ventures in which these partners hold a 50% non-controlling ownership interest and 34% ownership interest, respectively. The minority interest expense included in the accompanying combined financial statements includes the minority partners' interest in the profits generated by the real estate ventures based on the respective ownership interest.

NOTE 9 - RELATED PARTY TRANSACTIONS

Immediate family members of certain shareholders of Buffington have an interest in a title insurance company which provides title services to Buffington's home buyers. It has been the business practice to normally pay closing costs and title insurance premiums to this title company on behalf of its customers as an inducement to purchase the Buffington product. Title insurance premiums are state regulated and the fees charged to Buffington are consistent to those fees paid to unrelated customers. Fees in the approximate amount of $674,000 and $315,000 were paid by Buffington for the year ended December 31, 1995, and the period from January 1, 1996 through May 20, 1996, respectively.

The owners of Buffington held an ownership interest in a residential mortgage origination company. Buffington paid origination fees to this affiliated company on behalf of its customers in the amount of $584,000 for the year ended December 31, 1995. No origination fees were paid by Buffington to this related party in the period from January 1, 1996 through May 20, 1996.

Genesee has entered into an agreement with a company (from which the sole shareholder receives compensation for management services) to perform certain marketing and management activities on behalf of Genesee. For the year ended December 31, 1995, approximately $98,000 has been recorded under this agreement, respectively. This agreement was terminated as of January 1, 1996.

Genesee is involved in a limited partnership in which its sole shareholder receives compensation for management services. The purpose of this partnership is to acquire and develop land for sale. Genesee receives management fees from the partners of this partnership for services performed which was approximately $6,000 for the year ended December 31, 1995. No management fees were received in the period from January 1, 1996 through May 20, 1996. In addition, Genesee is entitled to a marketing fee, but it has allowed a company, from which the sole shareholder receives management compensation, to receive this fee directly from the partnership with no financial impact on these combined statements.

Christopher provides certain accounting services for related parties and in return receives a management fee, which was approximately $39,000 for the year ended December 31, 1995. No fees were received in the period January 1, 1996 through May 20, 1996. Sales commissions paid by related parties to Christopher amounted to approximately $62,000 for the year ended December 31, 1995. No sales commissions were paid to related parties in the period January 1, 1996 through May 20, 1996. In addition, Christopher paid rent during the year ended December 31, 1995 and the period from January 1, 1996 through May 20, 1996 of approximately $34,000 and $14,000, respectively, for office and warehouse space under a month-to-month lease to a related party.

Solaris entered into an office lease with an affiliated company on November 1, 1995. Rent expense related to this lease was approximately $32,500 for the period January 1, 1996 through to May 20, 1996.

NOTE 10 - EMPLOYEE BENEFIT PLANS

Each of the Predecessor Companies excluding Christopher maintains a contributory profit sharing plan established pursuant to the provisions of Section 401(k) of the Internal Revenue Code which provides retirement benefits for their eligible employees. The Predecessor Companies may make annual discretionary or matching contributions to the respective plans. Contributions were approximately
$156,000 and $38,000 for the year ended December 31, 1995 and the period from January 1, 1996 through May 20, 1996, respectively.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

     Leases

The Predecessor Companies lease various office space, models and equipment under noncancellable operating lease agreements which expire at various dates and on month-to-month lease arrangements. Rent expense under such leases aggregated approximately $825,000 and $442,000 during the year ended December 31, 1995 and the period January 1, 1996 through May 20, 1996, respectively. Future minimum rental payments under fixed expiration term operating leases are as follows (in thousands):

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
                                                                   =========

Genesee leases certain office equipment classified as capital leases. These leases have a cost of $206,000 and $207,000 and accumulated depreciation of approximately $81,000 and $97,000 as of December 31, 1995 and the period January 1, 1996 through May 20, 1996, respectively. The scheduled future minimum lease payments are $84,000.

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

NOTE 12 - SHAREHOLDERS' EQUITY

The Company has authorized 1 million shares (par value of $.01) of which 20,000 shares have been authorized as Series A 11% Cumulative Convertible Non-Voting Preferred Stock of which no shares were issued and outstanding as of May 20, 1996. The preferred stock is restricted from converting into common stock of Fortress for the first two years that such shares are issued and outstanding. The preferred stock has a liquidation preference of $100 per share ($2 million in the aggregate) and other terms, as defined in the Certificate of Designation. The conversion ratio of such shares is the lesser of the price of the common stock Offering or 75% of the lowest closing price during the thirty days immediately preceding the date of conversion.

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