Form 10-Q
period 1998-03-31
FORTRESS GROUP INC
filed 1998-05-14
CIK 1010607

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

                 For the Quarterly Period Ended: March 31, 1998

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Transition Period from _________to _________.


                         Commission file number: 0-28024


                            THE FORTRESS GROUP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                     54-1774997
  ----------------------------                ---------------------------------
  (State or other jurisdiction                (IRS Employer Identification No.)
of incorporation or organization)



            1650 Tysons Boulevard, Suite 600, McLean, Virginia 22102
           ----------------------------------------------------------
              (Address of principal executive offices and zip code)

                                 (703) 442-4545
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                   ----------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

         As of May 12, 1998, there were outstanding 11,687,643 shares of common stock, par value $.01, of the registrant.

================================================================================

                            THE FORTRESS GROUP, INC.

                          QUARTER ENDED MARCH 31, 1998


                                      INDEX
                                                                            PAGE
                                                                            ----

PART I -- FINANCIAL INFORMATION

   Item 1. Financial Statements.

             Consolidated Balance Sheets                                       3
             Consolidated Statements of Operations (unaudited)                 4
             Consolidated Statements of Cash Flows (unaudited)                 5
             Notes to Consolidated Financial Statements (unaudited)            6



   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations.                               12


PART II -- OTHER INFORMATION

   Item 2. Changes in Securities.                                             18

   Item 4. Submission of Matters to a Vote of Security Holders.               18

   Item 6. Exhibits and Reports on Form 8-K.                                  19
           (a)     Exhibits.
           (b)     Reports on Form 8-K.

SIGNATURES                                                                    20

EXHIBIT INDEX                                                                 21

                                     Part I
                             Financial Informations

Item 1. Financial Statements

                            THE FORTRESS GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)

                                                                                                    March 31,      December 31,
                                                                                                      1998             1997
                                                                                                      ----             ----
                                                                                                   (unaudited)

                                     ASSETS
Cash and cash equivalents                                                                           $ 15,651          $ 12,406
Accounts and notes receivable                                                                         16,125            21,944
Due from related parties                                                                               3,954             4,416
Real estate inventories                                                                              274,923           217,342
Land held for resale                                                                                   7,160             6,934
Mortgage loans held for sale                                                                          12,170            11,128
Investments in land partnerships                                                                       8,386             6,763
Property and equipment, net                                                                           13,105            10,246
Prepaid expenses and other assets                                                                     22,636            22,655
Goodwill, net                                                                                         35,035            23,470
                                                                                                    --------          --------
        Total assets                                                                                $409,145          $337,304
                                                                                                    ========          ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued construction liabilities                                               $ 22,413          $ 23,172
Notes and mortgages payable                                                                          263,911           228,420
Due to related parties                                                                                   978               783
Accrued expenses                                                                                      21,141            14,464
Customer deposits                                                                                     12,088             7,300
                                                                                                    --------          --------
       Total liabilities                                                                             320,531           274,139
                                                                                                    --------          --------
Minority interest                                                                                         78               268
                                                                                                    --------          --------
Shareholders' equity
     Preferred stock, all classes and series, $.01 par value, 1 million authorized                         2                 1
         Class AA cumulative convertible (rate of 12% per annum
           decreasing to 6%), 53,333 designated, 40,000 and 11,700,
           respectively, issued and outstanding ($40 million initial liquidation preference)
         Series A 11% cumulative convertible, 20,000 designated, 10,000 issued and outstanding ($1 million aggregate liquidation preference)
         Series B convertible, 40,000 designated, 8,854 issued and outstanding
           ($885,400 aggregate liquidation preference)
         Series C convertible, 70,000 designated, 39,656 and 60,000, respectively, issuable (Note 8)
         Series D convertible, 67,500 designated, 60,000 issued and outstanding
           ($6,000,000 aggregate liquidation preference)
         Series E convertible, 50,000 designated, 2,500 and 0, respectively, issued and outstanding ($250,000 aggregate liquidation preference)
         Series F convertible, 5,000 designated, 5,000 and 0, respectively, issued and outstanding ($500,000 aggregate liquidation preference)
     Common stock, $.01 par value, 99 million authorized,
         11,601,498 and 11,748,694 issued and outstanding                                                118               117
     Additional paid-in capital                                                                       73,557            47,371
     Preferred subscription receivable                                                                  (500)
     Retained earnings                                                                                16,044            15,936
     Treasury stock, at cost, 151,100 and 120,100 shares, respectively                                  (685)             (528)
                                                                                                    --------          --------
         Total shareholders' equity                                                                   88,536            62,897
                                                                                                    --------          --------
         Total liabilities and shareholders' equity                                                 $409,145          $337,304
                                                                                                    ========          ========

   The accompanying notes are an integral part of these financial statements.

                            THE FORTRESS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           (Unaudited, dollars in thousands, except per share amounts)



                                                                            For the Three              For the Three
                                                                             Months Ended               Months Ended
                                                                            March 31, 1998             March 31, 1997
                                                                            --------------             --------------

TOTAL REVENUES                                                                 $120,527                    $70,339
                                                                               --------                    -------

HOMEBUILDING:
    Residential sales                                                          $118,026                    $68,399
    Lot sales and other                                                           1,456                      1,666
                                                                               --------                    -------
          Homebuilding revenues                                                 119,482                     70,065
    Cost of sales
       Construction and land costs                                              101,661                     59,422
       Amortization of purchase accounting adjustments                              542                        176
                                                                               --------                    -------
          Gross profit                                                           17,279                     10,467
    Selling                                                                       8,272                      4,548
    General and administrative                                                    6,747                      4,161
    Goodwill amortization                                                           532                         95
                                                                               --------                    -------
          Net operating income                                                    1,728                      1,663
                                                                               --------                    -------
    Other expense (income):
       Interest                                                                   1,121                        206
       Minority interest                                                            (24)                        17
       Other, net                                                                  (358)                      (204)
                                                                               --------                    -------

    Homebuilding income before taxes                                                989                      1,644

MORTGAGE:
    Operating revenues                                                            1,045                        274
    General, administrative and other expenses                                    1,039                        305
                                                                               --------                    -------

    Mortgage income (loss) before taxes                                               6                        (31)

Total income before taxes                                                           995                      1,613
Provision for income taxes                                                          398                        618
                                                                               --------                    -------

Net income                                                                     $    597                    $   995
                                                                               ========                    =======


NET INCOME PER SHARE DATA (See Note 9):

    Basic net income per share                                                 $    .01                    $   .08
                                                                               ========                    =======

    Diluted net income per share                                               $    .01                    $   .08
                                                                               ========                    =======

    Basic weighted average shares outstanding                                11,605,334                 11,759,874
                                                                             ==========                 ==========

    Diluted weighted average shares outstanding                              13,112,729                 12,238,096
                                                                             ==========                 ==========

   The accompanying notes are an integral part of these financial statements.

                            THE FORTRESS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)

                                                                For the Three    For the Three
                                                                Months Ended      Months Ended
                                                               March 31, 1998    March 31, 1997
                                                               --------------    --------------
Cash flows from operating activities
   Net income                                                     $    597          $    995
   Adjustments to reconcile net income to net cash used in
    operating activities:
    Depreciation and amortization                                    1,697               619
    Minority interest                                                  (24)               17
    (Gain) loss on sale of property and equipment                      (85)               11
    Changes in operating assets and liabilities
       Accounts receivable                                           6,423            (1,072)
       Due from related parties                                        464               277
       Real estate inventories                                      (5,600)           (3,068)
       Land held for resale                                           (226)
       Mortgage loans held for sale                                 (1,042)             (701)
       Prepaid expenses and other assets                                71              (290)
       Accounts payable and accrued construction liabilities        (4,250)             (426)
       Accrued expenses                                              5,895               224
       Customer deposits                                             3,508               537
                                                                 ---------          --------
          Net cash provided by (used in) operating activities        7,428            (2,877)
                                                                 ---------          --------

Cash flows from investing activities
   Acquisition of homebuilders, net of acquired cash               (24,334)           (8,946)
   Payment of contingent consideration                              (2,034)
   Purchase of property and equipment                               (1,603)             (949)
   Proceeds from sale of property and equipment                        292                41
   Investment in limited partnerships                               (1,623)
                                                                 ---------          --------
          Net cash used in investing activities                    (29,302)           (9,854)
                                                                 ---------          --------

Cash flows from financing activities
   Borrowings under notes and mortgages payable                    112,445            47,849
   Repayment of notes and mortgages payable                       (113,968)          (38,418)
   Repayments of related party borrowings                             (474)              (27)
   Proceeds from issuance of Class AA Preferred Stock, net          27,663
   Proceeds from Employee Stock Purchase Plan                           17
   Preferred dividends                                                (378)
   Common dividends                                                    (29)
   Purchase of treasury stock                                         (157)             (130)
                                                                 ---------          --------
          Net cash provided by financing activities                 25,119             9,274
                                                                 ---------          --------

Net increase (decrease) in cash and cash equivalents                 3,245            (3,457)
Cash and cash equivalents, beginning of period                      12,406            16,212
                                                                 ---------          --------

Cash and cash equivalents, end of period                         $  15,651          $ 12,755
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

Four homebuilding companies were acquired by Fortress simultaneous with the closing of its initial public offering on May 21, 1996 (the "Offering") including Buffington Homes, Inc. ("Buffington"), doing business in Austin and San Antonio, Texas; Christopher Homes and Affiliates ("Christopher"), doing business in Las Vegas, Nevada; The Genesee Company ("Genesee"), doing business in Denver and Fort Collins, Colorado and Tucson, Arizona; and Solaris Development Corporation ("Sunstar"), doing business in Raleigh-Durham, North Carolina. These companies as a group are referred to as the Predecessor Companies. Prior to the Offering, Fortress was a nonoperating entity and principally incurred costs associated with the consummation of the Offering.

Fortress has made additional acquisitions of Landmark Homes, Inc. ("Landmark"), a Wilmington, North Carolina and Myrtle Beach, South Carolina homebuilder, on August 31, 1996; Brookstone Homes, Inc. ("Brookstone"), a Janesville, Madison and Milwaukee, Wisconsin homebuilder, on December 31, 1996; D.W. Hutson Construction Company ("Hutson"), a Jacksonville, Florida homebuilder, on February 28, 1997; Wilshire Homes ("Wilshire"), an Austin, Texas homebuilder, effective April 1, 1997; Don Galloway Homes, Inc. ("Galloway"), a Charlotte, North Carolina and Charleston, South Carolina homebuilder, effective August 1, 1997; The Iacobucci Organization ("Iacobucci"), a Philadelphia, Pennsylvania homebuilder, effective October 1, 1997; WestBrook Homes ("WestBrook"), a Loudon County, Virginia homebuilder effective January 1, 1998; and Whittaker Homes ("Whittaker"), a St. Louis, Missouri homebuilder, effective March 1, 1998.

In January 1997, Fortress formed Fortress Mortgage, Inc. ("Fortress Mortgage"), a wholly-owned subsidiary, to provide a mortgage lending source to the Company's builder subsidiaries as an ancillary benefit. Fortress Mortgage is licensed in Texas, Colorado, Nevada, North Carolina, Pennsylvania, and Wisconsin. Licenses are pending in Florida, Missouri, and South Carolina.

The accompanying consolidated financial statements of Fortress have been prepared by the Company. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes the disclosures made are adequate to make the information presented not misleading. However, the financial statements should be read in conjunction with the financial statements of the Company and notes thereto included in the 1997 Annual Report on Form 10-K.

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

Certain amounts in the prior period financial statements have been reclassified to conform to the current presentation.


NOTE 3 - PRO FORMA SUMMARY CONSOLIDATED RESULTS OF OPERATIONS

The Company's unaudited pro forma summary consolidated results of operations for the three months ended March 31, 1998 and 1997, as if the significant 1997 and 1998 acquisitions had occurred at January 1, 1997 and excluding the amortization of the purchase accounting adjustments for the step-up of inventory, are presented below. The unaudited pro forma results also include the increased provision for income taxes as if the Combined Predecessor Companies and the subsequent acquisitions were C corporations throughout the periods presented. Additionally, the issuance of 40,000 shares of Class AA convertible preferred stock, which provided financing for the Galloway and Whittaker acquisitions, has been factored into the earnings per share calculations for both periods. In preparing the unaudited pro forma information, various assumptions were made, and the Company does not purport this information to be indicative of what would have occurred had these transactions been made as of January 1, 1997.


                                                          Three Months Ended
                                                              March 31,
                                                          ------------------
                                                          1998         1997
                                                          ----         ----
                                                       (unaudited, in thousands,
                                                       except per share amounts)

     Revenue                                            $129,922     $112,475
     Net income                                            1,377        2,327
     Net income per share                                    .06          .14
     Net income per share, assuming dilution                 .06          .11


NOTE 4 - SIGNIFICANT ACQUISITIONS

On March 6, 1998, the Company acquired the stock of Whittaker for initial consideration of approximately $62.1 million ($26.4 million in cash and approximately $35.7 in assumed debt).

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

In February 1997, the Company acquired the assets of Hutson for initial consideration of approximately $24.7 million ($9.0 million in cash, $1.2 million in Class B preferred stock, and approximately $8.5 million in assumed debt). Approximately $1 million in cash and $315,000 of the preferred stock was returned to the Company based on the final accounting of the acquisition. Additional consideration of $6.0 million is expected to be paid over a period not to exceed six years based upon the future performance of Hutson (See Note
8).

In each of these acquisitions, the earnout consideration will be accounted for as additional purchase price and, accordingly, increase the goodwill related to the acquisitions when earned and be amortized over the corresponding remaining amortization periods.

NOTE 5 - REAL ESTATE INVENTORIES

Real estate inventories are summarized as follows (in thousands):

                                                 March 31,        December 31,
                                                   1998              1997
                                                   ----              ----
                                                 (unaudited)
    Work-in-progress
     Sold homes                                   $100,449          $ 81,225
     Speculative                                    44,966            45,058
                                                  --------          --------
         Total work-in-progress                    145,415           126,283

    Land
     Finished lots                                  61,770            43,585
     Land under development                         48,323            39,666
     Unimproved land held for development            5,449             1,084
                                                  --------          --------
         Total land                                115,542            84,335

    Lumber yard inventory                            2,525
    Model homes                                     11,441             6,724
                                                  --------          --------
                                                  $274,923          $217,342
                                                  ========          ========


NOTE 6 - INTEREST

Information regarding interest is as follows (in thousands):

                                                          For the Three Months Ended March 31,
                                                          ------------------------------------

                                                                     1998             1997
                                                                  ------------     -----------
                                                                  (unaudited)      (unaudited)
     During the periods:
        Interest incurred                                          $ 7,122           $ 5,002
        Interest capitalized                                        (5,845)           (4,796)
        Interest amortized to cost of sales                          4,371             3,195
                                                                   -------           -------
       Total interest expensed in statement of operations          $ 5,648           $ 3,401
                                                                   =======           =======

     At the end of the periods:
        Capitalized interest in ending inventory                   $20,944           $13,985
                                                                   =======           =======

Included in general, administrative and other expenses for Fortress Mortgage is approximately $156,000 of interest expense.

NOTE 7 - NOTES AND MORTGAGES PAYABLE

Notes and mortgages payable consist of the following (in thousands):

                                                                   March 31,      December 31,
                                                                     1998             1997
                                                                     ----             ----
                                                                  (unaudited)
    13.75% Senior Notes due 2003                                   $100,000        $100,000
    Project specific land, land development and
        construction loans                                          152,593         111,318
    Mortgage warehouse lines of credit                               10,281          15,546
    Other loans                                                       1,037           1,556
                                                                   --------       ---------
                                                                   $263,911       $ 228,420
                                                                   ========       =========

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

The Company's mortgage subsidiary has two warehouse lines of credit outstanding for the purpose of originating loans. The warehouse lines, totaling $10 million, are secured by the mortgage loans held for sale and are repaid upon sale of the mortgage loans. The line bears interest at variable rates ranging from 1.5% to 2.75% over the 30-day LIBOR. The lines of credit mature April 30, 1998 and August 31, 1998 but can be renewed at the Company's option. The aggregate commitment available at March 31, 1998 was $17,000,000.

Other loans consist primarily of debt financed corporate insurance policies which bear interest at varying rates between 7.0% and 7.8%.


NOTE 8 - CONVERTIBLE PREFERRED STOCK

In connection with the Whittaker acquisition, the Company loaned $500,000 and then sold 5,000 shares of Series F 6% Cumulative Convertible Preferred Stock ("Series F") with a liquidation value of $100 per share to a key member of management at Whittaker. The loan bears interest at 6% which is offset by the 6% dividend rate on the Series F. The Series F is convertible, based on the future earnings of the acquired business, for a period of 60 days commencing on February 15, 1999, 2000, and 2001 at the closing price of the Common Stock on the Closing Date and the first and second anniversaries of the Closing Date, respectively. The loan has been accounted for as a subscription receivable in the equity section of the Company's balance sheet and will be reduced based on the future earnings of the acquired business.

In connection with the WestBrook acquisition, the Company issued 2,500 shares of Series E 6% Cumulative Convertible Preferred Stock ("Series E"). Each Series E share is convertible into ten shares of Common Stock at any time at the option of the holder. After the Common Stock has traded for $10.00 per share or more for ten consecutive business days, the Company may require the conversion of the Series E at the same 10-for-1 conversion rate. At the option of the holder, the Company may be required to redeem up to 20% of the total number of shares initially issued each year beginning with the first anniversary of the date of issuance in cash or Common Stock at the Company's option. The holder's redemption right is cumulative.

The Company executed the second closing related to its agreement with Prometheus Homebuilders LLC (Prometheus) on March 6, 1998. The Company sold an additional 28,300 shares of Class AA Preferred Stock for $28,300,000.

In March 1998, the Company amended the Hutson purchase agreement to pay the 1997 earnout in cash rather than Series C Convertible Preferred Stock ("Series C"). The total cash payment was approximately $2.0 million. The remaining Series C stock (39,656 shares) has been treated as outstanding for the purpose of calculating earnings per share; however, it will only be legally outstanding upon issuance.

NOTE 9 - EARNINGS PER SHARE

The following table reconciles the numerators (income) and the denominators (shares) of the basic and diluted per-share computations (in thousands):


                                            For the Three Months               For the Three Months
                                            Ended March 31, 1998               Ended March 31, 1997
                                      ----------------------------------   -------------------------------

                                                              Per-Share                          Per-Share
                                       Income     Shares       Amount      Income    Shares       Amount
                                       ------     ------       ------      ------    ------       ------

Net income                             $ 597                                $995

Less: Preferred stock dividends         (442)                                (28)
Less: Imputed preferred stock dividend   (17)
                                       -----                                ----
Basic EPS
Income available to common
     shareholders                      $ 138      11,605,334     $.01       $968    11,759,874     $.08

Effect of Dilutive Securities
Series A convertible preferred stock                                        $ 28       222,222
Series B convertible preferred stock      -           88,540                            42,667
Series C convertible preferred stock                 554,791                           213,333
Series D convertible preferred stock                 600,000
Options                                                3,836
Restricted stock                                      24,556
Warrants                                             235,672
                                       -----      ----------                ----    ----------

Diluted EPS
Income available to common
     shareholders plus assumed
     conversions                       $ 138      13,112,729     $.01       $996    12,238,096     $.08

The Company's intention upon conversion or redemption (as the case may be) of Series B, C and D preferred stock is to issue Common Stock on the basis of 10-for-1 conversion ratio contemplated in the respective agreements and to pay cash for the difference between the $100 liquidation value per share and the market value of the common stock converted at 10-for-1. Accordingly, the Company has included, in its calculation of earnings per share, additional Common Stock to be issued under the "if converted" method at the 10-for-1 conversion ratio.

At March 31, 1998, 40,000 shares of Class AA convertible preferred stock were outstanding and convertible into 6,666,667 shares of Common Stock; for EPS purposes, the conversion features of these shares resulted in Common Stock equivalents totaling 3,785,820 shares. Additionally, 10,000 shares of Series A convertible preferred stock were outstanding and convertible into 277,056 shares of Common Stock (and an equal number of Common Stock equivalents). Also at March 31, 1998, 2,500 shares of Series E convertible preferred stock were outstanding and convertible into 25,000 shares of Common Stock; for EPS purposes, the conversion features of these shares resulted in Common Stock equivalents totaling 13,056 shares. None of these shares were included in the computation of diluted EPS as the effect of adding back the related dividends and the weighted average common shares is antidilutive.

Additional options to purchase an approximately 528,000 shares of Common Stock at various prices between $5.00 and $6.25 per share were outstanding at March 31, 1998, and options to purchase 342,800 shares of Common Stock at $9.00 per share (subsequently repriced at $6.00 per share) were outstanding at March 31, 1997. These options were not included in the computations of diluted EPS because the options' exercise prices were greater than the average market price of the common shares.


NOTE 10 - SUBSEQUENT EVENTS

Effective April 1, 1997, the Company acquired certain assets of Quail Construction, a homebuilding company with operations in the Portland, Oregon area, for an initial purchase price of approximately $16.0 million including cash, notes, Series E preferred stock and the assumption of debt. The acquisition terms include earnout provisions based on the future operations of the acquired business. This contingent consideration will be accounted for as additional purchase price in the form of goodwill.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The Fortress Group, Inc. (the "Company" or "Fortress") was formed in June 1995 and completed its initial public equity and senior note offerings on May 16, 1996 (the "Offerings"). Simultaneous with the closing of the Offerings on May 21, 1996, the Company acquired, in a series of transactions, four homebuilding companies (collectively, the "Founding Builders" or "Combined Predecessor Companies") which have operations in seven separate markets. During the period prior to May 16, 1996, the Combined Predecessor Companies were not under common control or management. The Offerings provided the capital required to acquire the Founding Builders.

         Fortress was founded on the belief that homebuilding is localized and is most successful when managed by experienced local managers who have developed in depth market knowledge and strong local relationships and that that success can be even greater when combined with operating economies of scale and significant sharing of operational best practices within the industry.

         Consistent with the Company's stated strategy of growing through acquisitions, the Company acquired Landmark Homes, Inc. ("Landmark"), with operations in Wilmington, North Carolina and Myrtle Beach, South Carolina and Brookstone Homes, Inc. ("Brookstone"), with operations in the Milwaukee-Madison, Wisconsin corridor in 1996 and the following builders in 1997: D.W. Hutson Construction Company ("Hutson"), with operations in the Jacksonville, Florida area; Wilshire Homes, Inc. ("Wilshire"), with operations in San Antonio and Austin, Texas; Don Galloway Homes, Inc. ("Galloway"), with operations primarily in Charlotte, North Carolina and Charleston, South Carolina; and The Iacobucci Organization ("Iacobucci"), with operations in the Philadelphia, Pennsylvania area. In 1998 the Company has acquired WestBrook Homes ("WestBrook"), with operations in the Loudoun County, Virginia; Whittaker Homes ("Whittaker"), with operations in St. Louis, Missouri; and Quail Construction ("Quail"),with operations in Portland, Oregon and Vancouver, Washington. All acquired companies are referred to as the Acquired Builders. In addition, the Company formed Fortress Mortgage, Inc. ("Fortress Mortgage") in January of 1997 as a wholly-owned subsidiary of the Company.

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

         The following table sets forth for the periods indicated certain items of the Company's unaudited consolidated financial statements in dollars (expressed in thousands) and as a percentage of the Company's total and segment revenues:

                                                  For the Three Months            For the Three Months
                                                          Ended                           Ended
                                                     March 31, 1998                  March 31, 1997
                                                     --------------                  --------------
Revenues                                       $120,527   100.0%               $70,339   100.0%
Homebuilding revenues                           119,482    99.1%   100.0%       70,065    99.6%   100.0%
Homebuilding gross profit including step-up      17,279    14.3%    14.5%       10,467    14.9%    14.9%
Homebuilding gross profit excluding step-up      17,821    14.8%    14.9%       10,643    15.1%    15.2%
Homebuilding pretax income                          989      .8%      .8%        1,644     2.3%     2.3%
Mortgage revenues                                 1,045      .9%   100.0%          274      .4%   100.0%
Mortgage expenses                                 1,039      .9%    99.4%          305      .4%   111.5%
Mortgage pretax income                                6     -         .6%          (31)    -      (11.5)%
Net income                                          597      .5%                   995     1.4%

Acquisitions

Acquisition of WestBrook Homes

         Effective January 1, 1998, the Company acquired WestBrook, a homebuilder in the Loudoun County, Virginia. Located west of the District of Columbia, Loudoun County, Virginia is part of the Washington PMSA. WestBrook builds first and second time move-up single-family homes and townhomes.

Acquisition of Whittaker Homes

         Effective March 1, 1998, the Company acquired Whittaker, a homebuilder in St. Charles County, Missouri. The largest single-family homebuilder in the St. Louis MSA, Whittaker builds single-family detached and attached homes targeting entry level and first and second move-up buyers.

Acquisition of Quail Construction

         Effective April 1, 1998, the Company acquired Quail, a homebuilder based in Vancouver, Washington with operations in the greater Portland, Oregon market area marking the Company's expansion into the Pacific Northwest. Quail is a single-family homebuilder whose product targets the entry level, first move-up and empty-nester market segments.

         The Company's actual results of operations reflect the operating activity of the acquisitions from their respective effective dates of acquisition. Accordingly, no results are included for Quail in the accompanying financial statement or the following discussion.

Consolidated Results of Operations

Comparison of the Company's Results of Operations for the Three Months Ended March 31, 1998 and 1997.

Homebuilding Operations

General

                    New Orders, Net         Closings        Backlog at March 31,
                    ---------------         --------        --------------------
                     1998    1997         1998     1997         1998     1997
  State
  -----
  Arizona              13      10            8        7           14       11
  Colorado            120     116           74       69          229      185
  Florida             317      61          155       59          313      222
  Missouri             56     N/A           37      N/A          186      N/A
  Nevada               36      29           15       22           84       28
  North Carolina      203     100          154       93          299      171
  Pennsylvania         74     N/A           47      N/A           76      N/A
  South Carolina       71     N/A           59      N/A           83      N/A
  Texas               229     200          182      130          296      233
  Virginia             20     N/A            5      N/A           27      N/A
  Wisconsin            55      49           22       18           55       49
                   ------   -----         ----   ------      -------    -----

      Total         1,194     565          758      398        1,662      899

         As seen in the chart above, the Company achieved net new orders of 1,194 units and 565 units in the three months ended March 31, 1998 and 1997, an increase of 111.3%. This increase is attributable to the Company's 1997 and 1998 acquisitions and an increase in net new orders in the Company's Texas (increase of 29 units or 14.5%), Nevada (increase of 7 units or 24.1%) and Wisconsin (increase of 6 units or 12.2%) operations. As a group, the Founding Builders showed a 7.1% increase in net new orders in first quarter of 1998 from the same period in

1997. At March 31, 1998, the Company has a combined backlog of 1,662 units with a dollar value of $305.4 million as compared to 899 units with a dollar value of $150.4 million as of March 31, 1997. This increase in backlog units is consistent with the strong increase in new orders as stated above. The number of units in the backlog of the Founding Builders at March 31st increased 25.8% in 1998 from 1997. In addition to the effect of more units in backlog, the per-unit dollar value of backlog has increased from approximately $167,000 to $184,000. This increase is primarily attributable to the backlog at the Company's luxury homebuilder in Nevada, which represents a higher percentage of the Company's overall backlog in terms of dollar value.

Revenues

         Homebuilding revenues for the Company totaled $119.5 million for the three months ended March 31, 1998 as compared to $70.1 million for the three months ended March 31, 1997, an increase of 70.5%. The increase in revenue is consistent with the increase in the number of units closed during the quarter. Closings for the quarter increased with 758 closings in 1998 from 398 closings in 1997. This increase which represents 90.5% is primarily attributable to the Company's recent acquisitions. As a group, the Founding Builders revenue for the first quarter of 1998 was relatively consistent with their revenue in the first quarter of 1997.

         Offsetting the effect on the revenue due to the increase in units closed was a decline in the average price of units closed, to $155,700 from $171,900 for the quarters ended March 31, 1998 and 1997, respectively. This reflects the effect of further diversification caused by the acquisition of new builders as the revenue generated for the Company's high-end Nevada operations is less as a percentage of overall revenue. The acquisitions which have the most dramatic effect on lowering our average price of units closed are the Hutson and Galloway acquisitions, whose average price of units closed is approximately $110,200 and $140,300 per unit, respectively.

Gross Profit

         The Company's gross profit margin decreased to 14.9% for the quarter ended March 31, 1998 from 15.2% in 1997 excluding the effect of the purchase accounting adjustments to the inventory of the acquired companies. The Company's generally-improved margins in 1998 were depressed by the liquidation of aged inventory, continuing competitive pressures in the Raleigh, North Carolina market, and the deferral of profits from certain model sales. During the first quarter of 1998, the Company sold approximately 50 homes at significantly lower than average gross profit margins in order to move aged inventory. These homes included primarily completed spec homes combined with fewer homes priced competitively to close out those communities.

          The Company's Raleigh, North Carolina subsidiary has implemented aggressive marketing strategies and modest price decreases to maintain volume to respond to competitive pressure, which have slightly impacted the Company's margins. However, the Company has seen some positive signs in other slowed markets. In Austin, a market where a decline in permits in 1997 was a cause of concern for the Company, the Company's subsidiary has been able to close homes during the first quarter of 1998 at margins consistent with those of the same quarter in 1997.

         Additionally, management has implemented a plan to sell and leaseback its model homes. While this program has the benefit of decreasing asset levels, the accounting for sale-leaseback transactions has required that a certain portion of the profit received be deferred. Therefore, gross profit margins are decreased as only a portion of the revenue is recognized while all of the costs of the homes are relieved. For the quarter ended March 31, 1998, the Company has deferred profit recorded against revenue of approximately $263 thousand on the sale of these homes.

         Generally accepted accounting principles require that, in a purchase transaction, the acquirer must write-up inventory to an estimated fair value upon acquisition. This results in increased cost of sales as the written up inventory is closed and, therefore, decreased gross margins. Accordingly, gross margins of Acquired Companies were lower than they otherwise would have been. At March 31, 1998, the amount of unamortized inventory write-up is approximately $2.2 million. Approximately, $1.5 million of the unamortized inventory write-up is allocated to unimproved and improved land held by Whittaker. This will be amortized as unit closings occur over the build out period of the next few years.

         The amortization of the inventory write-up during the first quarter of 1998 totaled $541 thousand and totaled $176 thousand for the same period in 1997. This amortization had the effect of decreasing the 1998 and 1997 gross profit margins to 14.5% and 14.9%, respectively.

Operating Expenses

         Total operating expenses increased as a percentage of revenue to 12.9% ($15.6 million) from 12.5% ($8.8 million) for the three months ended March 31, 1998 and 1997, respectively. Selling expenses increased to 6.9% ($8.3 million) from 6.5% ($4.5 million). The increase in selling expenses as a percentage of revenue, as previously discussed, is the result of the Company's attack on tightening markets in some areas of Texas and North Carolina with aggressive new marketing strategies in order to counteract increasing competition as well as an increase number of new community openings and increased lease expenses of approximately $500 thousand as a result of the sale-leaseback program. Additionally, the Company's Nevada subsidiary opened five new luxury model homes in late December of 1997 that required extensive upgrades that are being amortized as additional selling expenses. Management has been pleased to see a high level of sales activity in this new community since the completion and opening of these model homes.

         General and administrative expenses as a percentage of revenue decreased to 5.6% in the first quarter of 1998 from 5.9% in 1997. This decrease is due both to an improvement in general and administrative expenses as a percentage of revenue in certain builders as well as the acquisition of some builders with percentages of general and administrative expenses as compared to revenue that are lower than the company-wide average.

         Amortization of goodwill for the first quarter increased $437 thousand to $532 thousand in 1998 from $95 thousand in 1997. The increase in goodwill amortization is a function of increased acquisitions during 1997 and the beginning of 1998. The Company had acquired two builders prior to the first quarter of 1997 and has acquired seven builders during 1997 and 1998.

Homebuilding Income before Taxes

         Homebuilding pre-tax net income decreased $.6 million to $1.0 million for the first three months of 1998 from $1.6 million for the same period in 1997, representing a decrease of 37.5%. The primary cause for this decrease is the higher interest expense in 1998 than 1997, an increase of $915 thousand or 444.2%. This is consistent with the Company's need to invest in "non-qualified" assets, those assets for which interest must be immediately expensed. In 1998 and 1997, Fortress acquired several prime homebuilders with strong reputations and solid operational histories. In most cases, these acquisitions required payments in excess of the companies' book value for the goodwill that the owners' have established, an intangible asset that has long-term value. Management considers this a key investment in the growth of the Company; however, this growth does come with the added cost of the goodwill. The Company has also significantly increased its investments in partnerships with land development entities in a limited partner capacity and has invested in a company-wide standardized and integrated information system. These investments in the future of The Fortress Group have increased the overall leverage of the Company which has resulted in increased interest expense.

Fortress Mortgage Operations

         Fortress Mortgage, which was formed in January of 1997, is in a start-up phase as it continues to open new branch operations in our builder markets. At the end of the first quarter of 1997, Fortress Mortgage had two operating branches and, by the end of the first quarter of 1998, has opened an additional eight branches for a current total of ten.

         Fortress Mortgage had net income of $6 thousand in the first quarter of 1998, representing an increase of 119.4% from the net loss of $31 thousand for the same period of 1997. Revenues and expenses increased proportionately from 1997 to 1998 as new branch operations have been established. During this growth period, the Company has also incurred related non-recurring setup costs of opening the new branches. The capture rate (the percentage of Fortress homebuyers who choose Fortress Mortgage to finance their homes) of these branches has continued to improve the longer they have been in operation. The branches operating in the first quarter of 1997 had higher capture rates in the first quarter of 1998 (approximately 65% in 1998 versus approximately 45% in 1997).

Net Income

         Due to the previously described factors and the income tax effect thereof, net income for the first quarter of 1998 decreased to $597 thousand from $995 thousand in the first quarter of 1997. Earnings per share was further impacted by the dividend due to Prometheus on the $40 million of Class AA preferred stock outstanding in the first quarter of 1998 that was issued at the end of the third quarter of 1997 ($11.7 million) and on March 6, 1998 ($28.3 million). The proceeds from this issuance were used for the acquisitions of Galloway, Iacobucci, Whittaker, and Quail. Management anticipates that the earnings from these companies will more than make-up for these acquisition financing costs in the coming year.

         Earnings before interest, taxes, depreciation and amortization (EBITDA) increased 46.4% to $8.2 million for the quarter ended March 31, 1998 compared to $5.6 million for the same quarter of 1997. EBITDA is provided as a supplemental measurement of the Company's operating performance. EBITDA does not represent cash flows from operations as defined by GAAP and should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. In addition, EBITDA measures presented by the Company may not be comparable to other similarly titled measures of other companies.

Liquidity and Capital Resources

         The Company's operating activities involve several components, principally home construction, land development and mortgage loan origination for home purchasers. During the first three months of 1998, the Company's operating activities, taken in the aggregate, provided approximately $7.4 million of cash. This cash flow was primarily generated by home sales which was offset in part by the Company's increasing inventories due to additional build up consistent with the Company's growth and risk management strategies and the Company's paydown of construction payables.

         The majority of the Company's investing activities during the quarter--net cash use of $29.3 million--related to the purchases of Whittaker and WestBrook. The Company also paid approximately $2.0 million as additional consideration under the earnout provisions of prior period acquisitions. Additionally, the Company had cash outflows of approximately $1.6 million for property and equipment primarily as a result of the continuing implementation of the management information system. The Company also continued its investments in limited land partnerships. The Company's financing activities generated cash of $25.1 million, consisting of the net proceeds from the issuance of 28,300 shares of Class AA preferred stock to Prometheus offset by net repayments notes and mortgages payable of $1.5 million (which includes the borrowings/repayments to fund the mortgage loans held for sale) and miscellaneous other financing activities.

         The Company has entered into a stock purchase agreement (the "Agreement") with Prometheus Homebuilders LLC ("Prometheus"), a subsidiary of Lazard Freres Strategic Realty Investors II L.P., which commits Prometheus to purchase $75 million of Fortress preferred stock and/or debt. The second closing under the Agreement took place on March 6, 1998 with Prometheus's purchase of 28,300 shares ($28.3 million initial liquidation value) of Class AA preferred stock. The proceeds were used to purchase Whittaker on March 6th and Quail in April.

         The Company believes that funds available through the existing credit facilities coupled with the cash on hand and cash generated through operations will be adequate for the anticipated cash needs of its current operations for the foreseeable future. As of March 31, 1998, the Company had cash and cash equivalents on hand of $15.7 million.

         At March 31, 1998, the Company had 4,135 lots in inventory, which represent an approximately eleven month supply of land based on sales absorption rates for the first three months of 1998. It is one of the Company's operating strategies to keep a relatively low supply of finished lots and lots under development in order to manage and minimize risk associated with land ownership. The Company utilizes land options and investments in limited land partnerships as methods of controlling and subsequently acquiring land. The Company plans to continue these practices and expects to exercise, subject to market conditions, substantially all of its option contracts. At March 31, 1998, the Company had an additional 7,122 lots under option representing slightly more than a one-and-a-half-year supply of land based on the same absorption rates as above.

         The Company will continue to pursue its strategy to increase operations through strategic acquisitions, as it did with Whittaker, WestBrook and Quail during the first four months of 1998. Such acquisitions may be funded through a combination of cash, stock (common and preferred) and notes issued by the Company. Any cash portion will be funded by cash from operations, availability under credit facilities (existing or newly negotiated), the investment from Prometheus or a combination thereof.

                          PART II -- OTHER INFORMATION


Item 2.  Changes in Securities.

         Effective January 1, 1998, the Company acquired the stock of WestBrook Homes, Inc. ("WestBrook") from the shareholders of WestBrook. The consideration paid by the Company consisted of cash, 2,500 shares of the Company's Series E Cumulative Convertible Preferred Stock ("Series E Preferred Stock") having an aggregate liquidation value of $250 thousand, and the assumption of WestBrook's debt. The Series E Preferred Stock will rank senior to the Common Stock as to the payment of distributions upon the dissolution, liquidation or winding up of the Company. Each share of the Series E Preferred Stock is convertible into ten shares of Common Stock. The conversion rate is subject to certain antidilution adjustments. Additionally, from and after the date the Common Stock has traded on the market for $10.00 per share or more for ten consecutive business days, the Company may, at its sole option, require the holders of the Series E Preferred Stock to convert each share of Series E Preferred Stock into ten shares of Common Stock. To the extent permitted under applicable law, the Indenture governing the Company's Senior Notes and the Class AA Preferred Stock, each holder of Series E Preferred Stock has the right to require the Company to redeem up to 20% of the total number of shares issued to such holder, for a period of 30 days after each redemption date. The redemption dates are the first trading day after the first, second, third, fourth and fifth anniversaries of the date the Series E Preferred Stock was issued. The redemption amount will be payable in cash, Common Stock, or a combination thereof, at the Company's option. The Series E Preferred Stock was issued without registration under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 4(2) as a transaction not involving a public offering.

         Under the Agreement with Prometheus, the Company issued to Prometheus, effective March 6, 1998, 28,300 shares of Class AA Convertible Preferred Stock having an initial liquidation value of $28,300,000 for a purchase price of $28,300,000. The Class AA Preferred Stock will rank senior to the Company's common stock as to the payment of dividends and distributions upon the dissolution, liquidation or winding up of the Company. Dividends will be payable in cash at the annual rate of 6%, cumulative and compounded quarterly, on the liquidation value of $1,000 per share. The Company will be required to declare and pay such dividends to the extent that funds are legally available therefor. The Class AA Preferred Stock will be convertible, in whole or in part, at the option of the holder, into Common Stock, at any time after issuance, at an initial conversion price of $6.00 per shares, subject to certain adjustments. The conversion price is subject to decrease, at the option of the holder, up to five times per year, between September 30, 2001 and September 30, 2003, if the average closing price of the Common Stock for the 60 days prior to such adjustment is $12.00 or less. The amount of adjustment will vary based on the average closing price of the Common Stock. The Company has the option to require conversion of all, but not less than all, of the Class AA Preferred Stock into Common Stock if the average closing price of the Common Stock for the 90 days preceding such conversion is $12.00 per share or more. In either case, the conversion price is subject to certain antidilution adjustments. The Company will not have the right to redeem the Class AA Preferred Stock. The Class AA Preferred Stock was issued without registration under the Securities Act, pursuant to Section 4(2) as a transaction not involving a public offering.

         The issuance of Series F 6% Cumulative Convertible Preferred Stock was previously reported in the Company's Proxy Statement dated February 19, 1998.

Item 4.  Submission of Matters to a Vote of Security Holders.

         A Special Meeting of Stockholders was held on March 6, 1998 to consider and act upon the following:

1. A proposal to approve certain investment transactions involving the purchase by Prometheus of up to $100,000,000 of the Company's newly issued convertible preferred stock and amendments to the Company's certificate of incorporation which, among other things, would increase the Company's authorized common stock and would require the affirmative vote of more than 81% of the Company's board of directors or executive committee for the Company to engage in certain significant actions or transactions; and

2. A proposal to authorize an increase in the common stock subject to the Company's 1996 Stock Incentive Plan.

The vote for the approval of the Prometheus transaction was 8,288,299 for and 2,000 against with no abstentions or broker non-votes.

The vote for the approval of the increase in the common stock subject to the 1996 Stock Incentive Plan was 8,073,723 for; 197,458 against; and 19,118 broker non-votes.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits.

                  Number   Description
                  ------   -----------

                  4.1 Amended Certificate of Designations, Preferences and Rights of Series E 6% Cumulative Convertible Preferred Stock of The Fortress Group, Inc.

                  4.2 Certificate of Designations, Preferences and Rights of Series F 6% Cumulative Convertible Preferred Stock of Fortress Group, Inc.

                  27       Financial Data Schedule.

         (b)      Reports on Form 8-K.

                  Form 8-K filed March 16, 1998 reporting, pursuant to Item 2, the acquisition of Whittaker Homes and reporting, pursuant to
                  Item 5, the shareholder approval of the Prometheus agreement.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     THE FORTRESS GROUP, INC.



Date:  05/14/98                      By:  /s/ James J. Martell, Jr.
       --------                           -------------------------
                                          James J. Martell, Jr.
                                          President and
                                          Chief Executive Officer


Date:  05/14/98                      By:  /s/ Jamie M. Pirrello
       --------                           ---------------------
                                          Jamie M. Pirrello
                                          Chief Financial Officer

                                  EXHIBIT INDEX


         Number            Description
         ------            -----------

           4.1 Amended Certificate of Designations, Preferences and Rights of Series E 6% Cumulative Convertible Preferred Stock of The Fortress Group, Inc.

           4.2 Certificate of Designations, Preferences and Rights of Series F 6% Cumulative Convertible Preferred Stock of The Fortress Group, Inc.

           27              Financial Data Schedule