Form 10-Q
period 1998-06-30
FORTRESS GROUP INC
filed 1998-08-14
CIK 1010607

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

                  For the Quarterly Period Ended: June 30, 1998

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Transition Period from _________to _________.


                         Commission file number: 0-28024


                            THE FORTRESS GROUP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                      54-1774997
---------------------------------              ---------------------------------
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

         As of August 12, 1998, there were outstanding 12,016,312 shares of common stock, par value $.01, of the registrant.

================================================================================

                            THE FORTRESS GROUP, INC.

                           QUARTER ENDED JUNE 30, 1997



                                      INDEX
                                                                            PAGE
                                                                            ----

PART I - FINANCIAL INFORMATION

   Item 1.

           The Fortress Group, Inc.
                    Consolidated Balance Sheets                                3
                    Consolidated Statements of Operations
                      (unaudited)                                              4
                    Consolidated Statements of Cash Flows
                      (unaudited)                                              6
                    Notes to Consolidated Financial Statements
                      (unaudited)                                              7



   Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations                      12


PART II - OTHER INFORMATION

   Item 2.  Changes in Securities                                             17

   Item 4. Submission of Matters to a Vote of Security Holders                17

   Item 6. Exhibits and Reports on Form 8-K.                                  17
             (a)     Exhibits.
             (b)     Reports on Form 8-K.

SIGNATURES                                                                    18

EXHIBIT INDEX                                                                 19

                            THE FORTRESS GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)


                                                                                June 30,       December 31,
                                                                                  1998             1997
                                                                                  ----             ----
                                                                               (unaudited)

                                     ASSETS
Cash and cash equivalents                                                      $  18,021         $  12,406
Accounts and notes receivable                                                     14,396            21,944
Due from related parties                                                           3,005             4,416
Real estate inventories                                                          292,700           217,342
Land held for resale                                                               7,004             6,934
Mortgage loans held for sale                                                      14,371            11,128
Investments in land partnerships                                                   9,597             6,763
Property and equipment, net                                                       13,369            10,246
Prepaid expenses and other assets                                                 23,364            22,655
Goodwill, net                                                                     36,160            23,470
                                                                               ---------         ---------

       Total assets                                                            $ 431,987         $ 337,304
                                                                               =========         =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued construction liabilities                          $  27,815         $  23,172
Notes and mortgages payable                                                      282,522           228,420
Due to related parties                                                             1,437               783
Accrued expenses                                                                  13,180            14,464
Customer deposits                                                                 14,102             7,300
                                                                               ---------         ---------

       Total liabilities                                                         339,056           274,139
                                                                               ---------         ---------
Minority interest                                                                     59               268
                                                                               ---------         ---------
Shareholders' equity
     Preferred stock, all classes and series, $.01 par value, 1 million authorized (See Note 8 for designations and respective amounts
       outstanding)                                                                    2                 1
     Common stock, $.01 par value, 99 million authorized,
       12,159,493 and 11,748,694 issued, respectively                                121               117
     Additional paid-in capital                                                   75,391            47,371
     Preferred subscription receivable                                              (500)
     Retained earnings                                                            18,543            15,936
     Treasury stock, at cost, 151,100 and 120,100 shares, respectively              (685)             (528)
                                                                               ---------         ---------

      Total shareholders' equity                                                  92,872            62,897
                                                                               ---------         ---------
      Total liabilities and shareholders' equity                               $ 431,987         $ 337,304
                                                                               =========         =========

   The accompanying notes are an integral part of these financial statements.

                            THE FORTRESS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           (Unaudited, dollars in thousands, except per share amounts)


                                                                           For the Three              For the Three
                                                                            Months Ended               Months Ended
                                                                           June 30, 1998              June 30, 1997
                                                                           -------------              -------------
TOTAL REVENUES                                                              $   166,484                $   105,992
                                                                            -----------                -----------

HOMEBUILDING:
    Residential sales                                                          $164,113                   $104,214
    Lot sales and other                                                           1,705                      1,367
                                                                            -----------                -----------
          Homebuilding revenues                                                 165,818                    105,581
    Cost of sales
       Construction and land costs                                              140,186                     90,087
       Amortization of purchase accounting adjustments                              529                        237
                                                                            -----------                -----------
          Gross profit                                                           25,103                     15,257
    Selling                                                                      10,696                      6,959
    General and administrative                                                    8,063                      5,882
    Goodwill amortization                                                           610                        139
                                                                            -----------                -----------
          Net operating income                                                    5,734                      2,277
                                                                            -----------                -----------
    Other expense (income):
       Interest expense                                                             980                        665
       Interest income                                                             (210)                       (75)
       Minority interest                                                            (19)                       (15)
       Other, net                                                                  (309)                      (307)
                                                                            -----------                -----------

    Homebuilding income before taxes                                              5,292                      2,009

MORTGAGE:
    Operating revenues                                                              666                        411
    General, administrative and other expenses                                      661                        401
                                                                            -----------                -----------

    Mortgage income before taxes                                                      5                         10

Total income before taxes                                                         5,297                      2,019
Provision for income taxes                                                        2,121                        764
                                                                            -----------                -----------

Net income                                                                  $     3,176                $     1,255
                                                                            ===========                ===========


NET INCOME PER SHARE DATA (See Note 9):

    Basic net income per share                                              $       .21                $       .10
                                                                            ===========                ===========

    Diluted net income per share                                            $       .15                $       .10
                                                                            ===========                ===========

    Basic weighted average shares outstanding                                11,803,650                 11,822,706
                                                                            ===========                ===========

    Diluted weighted average shares outstanding                              21,160,703                 12,776,833
                                                                            ===========                ===========


   The accompanying notes are an integral part of these financial statements.

                            THE FORTRESS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           (Unaudited, dollars in thousands, except per share amounts)

                                                                            For the Six                For the Six
                                                                            Months Ended               Months Ended
                                                                           June 30, 1998              June 30, 1997
                                                                           -------------              -------------
TOTAL REVENUES                                                              $   287,011                $   176,311
                                                                            -----------                -----------

HOMEBUILDING:
    Residential sales                                                       $   282,138                $   172,613
    Lot sales and other                                                           3,162                      3,033
                                                                            -----------                -----------
          Homebuilding revenues                                                 285,300                    175,646
    Cost of sales
       Construction and land costs                                              241,847                    149,509
       Amortization of purchase accounting adjustments                            1,071                        413
                                                                            -----------                -----------
          Gross profit                                                           42,382                     25,724
    Selling                                                                      18,968                     11,507
    General and administrative                                                   14,809                     10,043
    Goodwill amortization                                                         1,143                        234
                                                                            -----------                -----------
          Net operating income                                                    7,462                      3,940
                                                                            -----------                -----------
    Other expense (income):
       Interest expense                                                           2,101                        871
       Interest income                                                             (367)                      (140)
       Minority interest                                                            (43)                         2
       Other, net                                                                  (510)                      (446)
                                                                            -----------                -----------

    Homebuilding income before taxes                                              6,281                      3,653

MORTGAGE:
    Operating revenues                                                            1,711                        685
    General, administrative and other expenses                                    1,700                        706
                                                                            -----------                -----------

    Mortgage income (loss) before taxes                                              11                        (21)

Total income before taxes                                                         6,292                      3,632
Provision for income taxes                                                        2,519                      1,382
                                                                            -----------                -----------

Net income                                                                  $     3,773                $     2,250
                                                                            ===========                ===========


NET INCOME PER SHARE DATA (See Note 9):

    Basic net income per share                                              $       .23                $       .19
                                                                            ===========                ===========

    Diluted net income per share                                            $       .20                $       .18
                                                                            ===========                ===========

    Basic weighted average shares outstanding                                11,706,974                 11,791,464
                                                                            ===========                 ==========

    Diluted weighted average shares outstanding                              19,033,066                 12,518,998
                                                                            ===========                ===========

   The accompanying notes are an integral part of these financial statements.

                            THE FORTRESS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)

                                                               For the Six        For the Six
                                                               Months Ended       Months Ended
                                                              June 30, 1998      June 30, 1997
                                                              -------------      -------------
Cash flows from operating activities
   Net income                                                      $ 3,773           $ 2,250
  Adjustments to reconcile net income to net cash provided
    by (used in) operating activities:
       Depreciation and amortization                                 4,227             1,388
       Minority interest                                               (43)                2
       (Gain) loss on sale of property and equipment                  (118)                8
       Changes in operating assets and liabilities
       Accounts receivable                                           8,161               720
       Due from related parties                                      1,431               527
       Real estate inventories                                     (11,917)          (14,151)
       Land held for resale                                            (70)
       Mortgage loans held for sale                                 (3,243)           (7,913)
       Prepaid expenses and other assets                                20              (375)
       Accounts payable and accrued construction liabilities           515              (533)
       Accrued expenses                                             (1,546)             (214)
       Customer deposits                                             5,386               (93)
                                                                   -------           -------
          Net cash provided by (used in) operating activities        6,576           (18,384)
                                                                   -------           -------

Cash flows from investing activities
   Acquisition of homebuilders, net of acquired cash               (27,244)           (9,694)
   Payment of contingent consideration                              (2,034)
   Purchase of property and equipment                               (3,183)           (2,203)
   Proceeds from sale of property and equipment                        344                57
   Investment in limited partnerships                               (2,834)           (3,609)
                                                                   -------          --------
          Net cash used in investing activities                    (34,951)          (15,449)
                                                                   -------          --------

Cash flows from financing activities
   Borrowings under notes and mortgages payable                    282,899           131,466
   Repayment of notes and mortgages payable                       (274,814)         (102,023)
   Related party borrowings                                             87                45
   Repayment of related party borrowings                              (477)
   Proceeds from issuance of Class AA Preferred Stock, net          27,294
   Proceeds from Employee Stock Purchase Plan                           37
   Deferred financing costs                                                           (1,882)
   Preferred dividends                                                (820)              (82)
   Common dividends                                                    (59)              (29)
   Purchase of treasury stock                                         (157)             (275)
                                                                   -------           -------
          Net cash provided by financing activities                 33,990            27,220
                                                                   -------           -------

Net increase (decrease) in cash and cash equivalents                 5,615            (6,613)
Cash and cash equivalents, beginning of period                      12,406            16,212
                                                                   -------           -------
Cash and cash equivalents, end of period                           $18,021           $ 9,599
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

Fortress has made additional acquisitions of Landmark Homes, Inc. ("Landmark"), a Wilmington, North Carolina and Myrtle Beach, South Carolina homebuilder, on August 31, 1996; Brookstone Homes, Inc. ("Brookstone"), a Janesville, Madison and Milwaukee, Wisconsin homebuilder, on December 31, 1996; D.W. Hutson Construction Company ("Hutson"), a Jacksonville, Florida homebuilder, on February 28, 1997; Wilshire Homes ("Wilshire"), an Austin, Texas homebuilder, effective April 1, 1997; Don Galloway Homes, Inc. ("Galloway"), a Charlotte, North Carolina and Charleston, South Carolina homebuilder, effective August 1, 1997; The Iacobucci Organization ("Iacobucci"), a Philadelphia, Pennsylvania homebuilder, effective October 1, 1997; WestBrook Homes ("WestBrook"), a Loudon County, Virginia homebuilder effective January 1, 1998; Whittaker Homes ("Whittaker"), a St. Louis, Missouri homebuilder, effective March 1, 1998; and Quail Construction, Inc. ("Quail"), a Portland, Oregon homebuilder, effective April 1, 1998.

In January 1997, Fortress formed Fortress Mortgage, Inc. ("Fortress Mortgage"), a wholly-owned subsidiary, to provide a mortgage lending source to the Company's builder subsidiaries as an ancillary benefit. Fortress Mortgage currently provides mortgage services in the Company's markets in Texas, Colorado, North Carolina, Nevada, Pennsylvania, Wisconsin, Florida, Oregon, and Missouri.

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


NOTE 3 - PRO FORMA SUMMARY CONSOLIDATED RESULTS OF OPERATIONS

The Company's unaudited pro forma summary consolidated results of operations for the six months ended June 30, 1998 and 1997, as if the significant 1997 and 1998 acquisitions had occurred at January 1, 1997 and excluding the amortization of the purchase accounting adjustments for the step-up of inventory, are presented below. The issuance of 40,000 shares of Class AA convertible preferred stock, which provided financing for the Galloway and Whittaker acquisitions, has been factored into the earnings per share calculations for both periods. In preparing the unaudited pro forma information, various assumptions were made, and the Company does not purport this information to be indicative of what would have occurred had these transactions been made as of January 1, 1997.

                                                           Six Months Ended
                                                               June 30,
                                                          1998         1997
                                                          ----         ----
                                                       (unaudited, in thousands,
                                                       except per share amounts)

     Revenue                                            $296,406     $260,347
     Net income                                            4,870        5,979
     Net income per share                                    .31          .40
     Net income per share, assuming dilution                 .23          .28


NOTE 4 - SIGNIFICANT ACQUISITIONS

On March 6, 1998, the Company acquired the stock of Whittaker for initial consideration of approximately $62.1 million ($26.4 million in cash and approximately $35.7 million in assumed debt).

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

NOTE 5 - REAL ESTATE INVENTORIES

Real estate inventories are summarized as follows (in thousands):

                                                                  June 30,       December 31,
                                                                    1998              1997
                                                                    ----              ----
                                                                 (unaudited)
    Work-in-progress
     Sold homes                                                   $117,217          $ 81,225
     Speculative                                                    45,407            45,058
                                                                  --------          --------
         Total work-in-progress                                    162,624           126,283

    Land
     Finished lots                                                  59,226            43,585
     Land under development                                         53,628            39,666
     Unimproved land held for development                            4,479             1,084
                                                                  --------          --------
         Total land                                                117,333            84,335

    Lumber yard inventory                                            2,209
    Model homes                                                     10,534             6,724
                                                                  --------          --------

                                                                  $292,700          $217,342
                                                                  ========          ========


NOTE 6 - INTEREST

Information regarding interest is as follows (in thousands):

                                                                For the Six Months Ended June 30,
                                                                ---------------------------------
                                                                     1998             1997
                                                                     ----             ----
                                                                  (unaudited)      (unaudited)
     During the periods:
      Interest incurred                                           $ 15,603          $ 11,769
      Interest capitalized                                         (13,156)          (10,895)
      Interest amortized to cost of sales                            9,953             7,731
                                                                  --------          --------
       Total interest expensed in statement of operations         $ 12,400          $  8,605
                                                                  ========          ========

     At the end of the periods:
      Capitalized interest in ending inventory                    $ 25,138          $ 16,394
                                                                  ========          ========

Included in general, administrative and other expenses for Fortress Mortgage is approximately $346,000 of interest expense for the six months ended June 30, 1998.

NOTE 7 - NOTES AND MORTGAGES PAYABLE

Notes and mortgages payable consist of the following (in thousands):

                                                                   June 30,        December 31,
                                                                     1998              1997
                                                                     ----              ----
                                                                 (unaudited)
    13.75% Senior Notes due 2003                                   $100,000          $100,000
    Project specific land, land development and
        construction loans                                          166,819           111,318
    Mortgage warehouse lines of credit                               13,376            15,546
    Other                                                             2,327             1,556
                                                                   --------          --------
                                                                   $282,522          $228,420
                                                                   ========          ========

The Company pays interest on the Senior Notes in arrears on May 15 and November 15 of each year at the rate of 13.75% per annum. The Senior Notes may not be redeemed at any time prior to maturity. The Senior Notes are unsecured and rank pari passu with, or senior in right of payment to, all other existing and future unsecured indebtedness of the Company. The Senior Notes, however, are effectively subordinated to secured debt of the Company to the extent of any collateral, as well as to the Company's subsidiaries indebtedness. The Company is required to maintain a consolidated tangible net worth of at least $15 million and other financial covenants, as defined in the Senior Note Indenture.

The loan agreements for project specific land, land development and construction loans are secured by a lien on the applicable residential development project or a specific unit under construction. Repayment of the loans are generally due upon sale of the collateral property. The loans bear interest at annual variable rates ranging from .625% under prime rate to 2% over prime rate and fixed rates generally from 6.15% to 12.75%.

The Company's mortgage subsidiary has a warehouse line of credit outstanding for the purpose of originating loans. The warehouse line is secured by the mortgage loans held for sale and is repaid upon sale of the mortgage loans. The line bears interest at variable rates ranging from 2.0% to 3.0% over the 30-day Federal Funds Rate. The line of credit matures March 30, 1999 but can be renewed at the Company's option. The aggregate commitment available at June 30, 1998 was $15 million.

One of the Company's subsidiaries has a line of credit for the purpose of purchasing lumber yard inventory. The line of credit matures June 30, 1999. At June 30, 1998 the total commitment available is $2 million with $1.65 million currently outstanding. The outstanding portion of this line is included in "other" above. The remainder of other notes and mortgages payable consists primarily of debt financed corporate insurance policies which bear interest at varying rates between 7.0% and 7.8%.


NOTE 8 - CONVERTIBLE PREFERRED STOCK

The following are the Company's classes and series of preferred stock, amounts designated, and amounts outstanding at June 30, 1998 and December 31, 1997:

Class AA cumulative convertible (rate of 12% per annum decreased to 6% on
           March 6, 1998), 53,333 designated, 40,000 and 11,700, respectively, issued and outstanding ($40 million initial liquidation preference)
Series A 11% cumulative convertible, 20,000 designated, 0 and 10,000, respectively, issued and outstanding
Series B convertible, 40,000 designated, 880 and 8,854, respectively, issued and outstanding ($885,400 aggregate liquidation preference)

Series C convertible, 70,000 designated, 39,656 and 60,000, respectively, issuable (See below)
Series D convertible, 67,500 designated, 60,000 issued and outstanding
           ($6,000,000 aggregate liquidation preference)
Series E convertible, 50,000 designated, 19,881 and 0, respectively, issued and outstanding ($1,988,100 aggregate liquidation preference)
Series F convertible, 5,000 designated, 5,000 and 0, respectively, issued and outstanding ($500,000 aggregate liquidation preference)

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

In connection with the WestBrook and Quail acquisitions, the Company issued 19,881 shares of Series E 6% Cumulative Convertible Preferred Stock ("Series E"). Each Series E share is convertible into ten shares of Common Stock at any time at the option of the holder. After the Common Stock has traded for $10.00 per share or more for ten consecutive business days, the Company may require the conversion of the Series E at the same 10-for-1 conversion rate. At the option of the holder, the Company may be required to redeem up to 20% of the total number of shares initially issued each year beginning with the first anniversary of the date of issuance in cash or Common Stock at the Company's option. The holder's redemption right is cumulative.

The Company executed the second closing related to its agreement with Prometheus Homebuilders LLC (Prometheus) on March 6, 1998. The Company sold an additional 28,300 shares of Class AA Preferred Stock for $28.3 million.

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

NOTE 9 - EARNINGS PER SHARE

The following table reconciles the numerators (income) and the denominators (shares) of the basic and diluted per-share computations (in thousands):

                                            For the Three Months               For the Three Months
                                             Ended June 30, 1998                Ended June 30, 1997
                                             -------------------                -------------------

                                                              Per-Share                          Per-Share
                                       Income     Shares       Amount      Income    Shares       Amount
                                       ------     ------       ------      ------    ------       ------
Net income                            $3,176                               $1,255

Less: Preferred stock dividends         (630)                                 (27)
Less: Imputed preferred stock
  dividend                               (17)
                                      ------                               ------

Basic EPS
Income available to common
     shareholders                     $2,529      11,803,650     $.21      $1,228    11,822,706     $.10

Effect of Dilutive Securities
Preferred stock                       $  647       9,013,259              $    27       954,127
Options                                                8,928
Restricted stock                                      20,000
Warrants                                             314,866
                                      ------      ----------              -------    ----------
Diluted EPS
Income available to common
     shareholders plus assumed
     conversions                      $3,176      21,160,703     $.15      $1,255    12,776,833     $.10


                                             For the Six Months                 For the Six Months
                                             Ended June 30, 1998                Ended June 30, 1997
                                             -------------------                -------------------

                                                              Per-Share                          Per-Share
                                       Income     Shares       Amount      Income    Shares       Amount
                                       ------     ------       ------      ------    ------       ------
Net income                            $3,773                              $2,250

Less: Preferred stock dividends       (1,072)                                (55)
Less: Imputed preferred stock
  dividend                               (34)
                                      ------                               ------

Basic EPS
Income available to common
     shareholders                     $2,667      11,706,974     $.23     $2,195     11,791,464     $.19

Effect of Dilutive Securities
Preferred stock                       $1,074       7,022,302             $    55        727,534
Options                                                6,382
Restricted stock                                      22,265
Warrants                                             275,143
                                      ------      ----------              -------    ----------

Diluted EPS
Income available to common
     shareholders plus assumed
     conversions                      $3,741      19,033,066     $.20     $2,250     12,518,998     $.18

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

At June 30, 1998, 19,881 shares of Series E convertible preferred stock were outstanding and convertible into 198,810 shares of Common Stock; for EPS purposes, the conversion features of these shares resulted in Common Stock equivalents totaling 112,385 shares for the six months ended June 30, 1998. None of these shares were included in the computation of diluted EPS for the six months ended June 30, 1998 as the effect of adding back the related dividends and the weighted average common shares is antidilutive.

Additional options to purchase approximately 528,000 shares of Common Stock at various prices between $5.00 and $6.25 per share were outstanding at June 30, 1998, and options to purchase 342,800 shares of Common Stock at $6.00 per share were outstanding at June 30, 1997. These options were not included in the computations of diluted EPS because the options' exercise prices were greater than the average market price of the common shares.


NOTE 10 - SUBSEQUENT EVENTS

During July 1998, the Company's Chief Executive Officer resigned from the Company. In accordance with the terms of his employment agreement and Statement of Financial Accounting Standards No. 112, Employers' Accounting for Postemployment Benefits, the Company recognized expense of approximately $500,000 in July 1998.

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

         The Company's revenues are derived primarily from the sale of the residential homes. Revenue is generally recognized when construction of the home is complete and title transfers from the Company to the buyer. Cost of sales includes all direct and indirect construction costs including construction supervision; land costs, including the purchase price of land and land development costs, interest expense on related land acquisitions and land development and construction loans; real estate taxes; and an accrual for anticipated warranty and service costs. All of these costs incurred prior to title transfer are capitalized into inventory and relieved from inventory at time of title transfer concurrent with revenue recognition. Sales and marketing costs, such as advertising and promotion expenses, as well as general and administrative costs are recognized as expense when incurred.

The following table sets forth for the periods indicated certain items of the Company's unaudited consolidated financial statements in dollars (expressed in thousands) and as a percentage of the Company's total and segment revenues:

                                                     For the Six Months            For the Six Months
                                                            Ended                         Ended
                                                        June 30, 1998                 June 30, 1997
                                                        -------------                 -------------
         Total revenues                           $287,011 100.0%              $176,311  100.0%
         Homebuilding revenues                     285,300  99.4%   100.0%      175,646   99.6%  100.0%
         Homebuilding gross profit including
           step-up                                  42,382  14.8%    14.9%       25,724   14.6%   14.6%
         Homebuilding gross profit excluding
           step-up                                  43,453  15.1%    15.2%       26,137   14.8%   14.9%
         Homebuilding income before taxes            6,281   2.2%     2.2%        3,653    2.1%    2.1%
         Mortgage revenues                           1,711    .6%   100.0%          685     .4%  100.0%
         Mortgage expenses                           1,700    .6%    99.4%          706     .4%  103.1%
         Mortgage income before taxes                   11   -         .6%          (21)   -      (3.1)%
         Net income                                  3,773   1.3%                 2,250    1.3%




                                                    For the Three Months          For the Three Months
                                                            Ended                         Ended
                                                        June 30, 1998                 June 30, 1997
                                                        -------------                 -------------
         Total revenues                           $166,484 100.0%              $105,992  100.0%
         Homebuilding revenues                     165,818  99.6%   100.0%      105,581   99.6%  100.0%
         Homebuilding gross profit including
           step-up                                  25,103  15.1%    15.1%       15,257   14.4%   14.5%
         Homebuilding gross profit excluding
           step-up                                  25,632  15.4%    15.5%       15,494   14.6%   14.7%
         Homebuilding income before taxes            5,292   3.2%     3.2%        2,009    1.9%    1.9%
         Mortgage revenues                             666    .4%   100.0%          411     .4%  100.0%
         Mortgage expenses                             661    .4%    99.2%          401     .4%   97.6%
         Mortgage income before taxes                    5   -         .8%           10    -       2.4%
         Net income                                  3,176   1.9%                 1,255    1.2%


Acquisitions

         The Company's actual results of operations reflect the operating activity of the acquisitions from their respective effective dates of acquisition.

Acquisition of WestBrook Homes

         Effective January 1, 1998, the Company acquired WestBrook, a homebuilder in Loudoun County, Virginia. Located west of the District of Columbia, Loudoun County, Virginia is part of the Washington PMSA. WestBrook builds first and second time move-up single-family homes and townhomes.

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

Consolidated Results of Operations

Comparison of the Company's Results of Operations for the Six and Three Months Ended June 30, 1998 and 1997.

Homebuilding Operations

General

                                  New Orders, Net                    Closings                Backlog/1 at June 30,
                                  ---------------                    --------                ---------------------
                           Six Months     Three Months      Six Months     Three Months
                           1998   1997    1998   1997       1998   1997    1998   1997           1998     1997
                           ----   ----    ----   ----       ----   ----    ----   ----           ----     ----
     State
     -----
     Arizona                 34     17       21     7         15     13        7     6             28       12
     Colorado               232    199      112    83        171    163       97    94            244      174
     Florida                500    265      183   204        329    251      174   192            322      234
     Missouri               205    N/A      149   N/A        158    N/A      121   N/A            214      N/A
     Nevada                  83     70       47    41         49     39       34    17             98       52
     North Carolina         410    219      207   119        315    212      161   119            346      171
     Oregon                   9    N/A        9   N/A          4    N/A        4   N/A             19      N/A
     Pennsylvania           123    N/A       49   N/A        101    N/A       54   N/A             71      N/A
     South Carolina         103      3       32     3         91    N/A       32   N/A             91        3
     Texas                  544    467      315   267        394    333      212   203            399      382
     Virginia                29    N/A        9   N/A         14    N/A        9   N/A             27      N/A
     Washington              22    N/A       22   N/A         17    N/A       17   N/A             14      N/A
     Wisconsin              139     85       84    36         64     55       42    37             97       48
                         ------  -----    -----   ---      -----  -----      ---   ---          -----    -----

         Total            2,433  1,325    1,239   760      1,722  1,066      964   668          1,970    1,076

         As seen in the above chart, the Company achieved new orders of 2,433 units for the six months ended June 30, 1998 as compared to 1,325 units in the six months ended June 30, 1997, an increase of 83.6%. New orders for the quarter ended June 30, 1998 and 1997 were 1,239 and 760, an increase of 63.0%. This increase is attributable to the recent acquisitions and significant increases in new orders in the Company's Denver, Fort Collins, Jacksonville, Austin, and Janesville-Milwaukee operations. While 1997 was a sluggish year for the Austin market, the Company has begun to see recovery in this market in 1998.

         The Company has a combined backlog of 1,970 units with a dollar value of $366.2 million as of June 30, 1998 as compared to 1,076 units with a dollar value of $186.9 million as of June 30, 1997 which is consistent with the increase in new orders as stated above. The per home value of backlog at June 30, 1998 is approximately $185,900 compared to $173,700 at June 30, 1997. This is due to general price increases as well as a substantially higher (88.5%) number of luxury homes in backlog at the Company's Las Vegas operations, where homes had an average sale price of $444,800 for the first six months of 1998.

Revenues

         Homebuilding revenues for the Company was $285.3 million for the six months ended June 30, 1998 as compared to $175.6 million for the six months ended June 30, 1997. The 62.5% increase in revenue is consistent with the 61.5% increase in the number of units closed, 1,722 homes as compared to 1,066 homes for the six months ended June 30, 1998 and 1997, respectively. For the quarter, homebuilding revenues increased 57.0%, up $60.2 million to $165.8 million for the quarter ended June 30, 1998 compared to $105.6 million for the quarter ended June 30, 1997. This increases are attributable to moderate growth in the founding builders and significant increases due

--------
/1 Backlog represents homes sold but not yet closed.

to the Company's recent acquisitions. Additionally, the average price of homes closed during the first half of 1998 increased 1.2% to $163,800 from $161,900 for the first half of 1997. This is largely due to a 25.6% increase in homes closed during the first six months of 1998 in the Las Vegas market, where, as previously mentioned, the Company sells a high-end product.

Gross Profit

         Gross profit for the six months ended June 30, 1998 was $42.4 million compared to $25.7 million for the same period in 1997, representing an increase of 65.0%. The Company's gross profit as a percentage of housing revenue, or gross margin, increased to 14.9% from 14.6% for the same periods. For the quarter, gross profit increased to $25.1 million in 1998 from $15.3 million in 1997 and the corresponding margins increased to 15.1% from 14.5%. The Company has been able to achieve these increases in gross profits and gross margins through our continued focus on builder integration, market acceptance of price increases, and a strong national housing market.

         Gross profits of acquired companies Landmark, Hutson, Galloway, WestBrook, Whittaker, and Quail were lower than they ordinarily would be due to amortization of inventory written up to fair value at their respective acquisitions. Without this amortization, Fortress's gross profit as a percentage of revenue would increase to 15.2% for the six months ended June 30, 1998 and 15.5% for the quarter then ended. The costs associated with purchase accounting will decrease as the acquisition inventory is closed.

         The slightly lower margins for the six months as compared to the quarter are due to the effect of a successful concerted effort by the Company to liquidate older, lower profit speculative housing inventory, particularly in its Texas markets, during the first quarter of 1998.

Operating Expenses

         Total operating expenses decreased as a percentage of revenue to 12.2% ($34.9 million) from 12.4% ($21.7 million) for the six months ended June 30, 1998 and 1997, respectively. Selling expenses increased to 6.7% ($19.0 million) from 6.5% ($11.5 million). For the quarter ended June 30, 1998, total operating expenses decreased as a percentage of revenue to 11.7% ($19.4 million) from 12.3% ($13.0 million). For the same periods, selling expenses decreased slightly to 6.5% of revenue in 1998 from 6.6% of revenue in 1997. As discussed during the first quarter review, the Company's Las Vegas subsidiary opened five new luxury model homes in late December of 1997 which required extensive upgrades that are being amortized as additional selling expenses. Without these additional costs from this new community, selling expenses would have declined further. Management has seen a high level of sales activity in this community since the completion and opening of these model homes.

         General and administrative expenses as a percentage of revenue decreased to 5.2% in the first half of 1998 from 5.7% in the first half of 1997. For the quarter, general and administrative expenses as a percentage of revenue decreased to 4.9% in 1998 from 5.6% in 1997. This decrease is due management's identification and utilization of opportunities to reduce costs as well as the economies of scale gained from the Company's dramatic growth. The Company has also been able to acquire certain builders with low general and administrative expenses as compared to revenue.

         Amortization of goodwill for the six months increased $909,000 to $1.1 million in 1998 from $234,000 in 1997 and for the quarter increased $471,000 to $610,000 in 1998 from $139,000 in 1997. The increase in goodwill amortization is a function of increased acquisitions during 1997 and the first half of 1998. The Company had acquired four builders prior to June 30, 1997 and has acquired nine builders through June 30, 1998.

Homebuilding Income before Taxes

         Homebuilding pre-tax income increased $2.6 million to $6.3 million for the first six months of 1998 from $3.7 million for the same period in 1997, representing an increase of 70.3%. For the quarter, homebuilding pre-tax income increased 165.0% to $5.3 million in 1998 from $2.0 million in 1997. These increases are due to income from acquisitions made during 1997 and 1998 and higher gross profits in the second quarter as previously discussed.

Fortress Mortgage Operations

         Fortress Mortgage, which was formed in January of 1997, continues to open new branch operations in our builder markets. At the end of the second quarter of 1997, Fortress Mortgage had four operating branches and, by the end of the second quarter of 1998, has opened an additional nine branches for a current total of thirteen branches.

         Fortress Mortgage had pre-tax income increased to $11,000 during the first six months of 1998 from a loss of $21,000 for the first half of 1997. For the quarter, Fortress Mortgage's pre-tax income decreased to $5,000 in 1998 from $10,000 in 1997. Fortress Mortgage's earnings have been negatively impacted by the start-up costs incurred in conjunction with these office openings. For the first six months of 1998, Fortress Mortgage provided mortgages to 22% of the Company's closings in those markets which it serves. This low capture rate is due to many of the branches being recent entrants into their respective marketplaces and, therefore, in the initial phases of the business growth cycle. However, in those markets which Fortress Mortgage has served for one year or more, the capture rate, the percentage of closings for which Fortress Mortgage provided mortgages, for the first half of the year has increased to 53% in 1998 from 49% in 1997. The Company anticipates increased capture rates as more recently opened branches continue to grow and stabilize.

Net Income

         Due to the previously described factors and the income tax effect thereof, net income for the first six months of 1998 increased 65.2% to $3.8 million from $2.3 million in 1997. Net income for the second quarter of 1998 increased 146.2% to $3.2 million from $1.3 million for the same quarter of 1997.

         Earnings per share on a diluted basis for the six and three months ended 1998 was impacted by the dilutive effect of the $40 million of Class AA preferred stock issued to Prometheus at the end of the third quarter of 1997 ($11.7 million) and on March 6, 1998 ($28.3 million). The proceeds from this issuance were used for the acquisitions of Galloway, Iacobucci, Whittaker, and Quail. Management anticipates that the earnings from these companies will exceed the dilutive effect of this acquisition financing in the coming year.

         Earnings before interest, taxes, depreciation and amortization (EBITDA) increased 63.7% to $22.1 million for the six months ended June 30, 1998 compared to $13.5 million for the same period 1997. For the quarter, EBITDA increased 75.9% to $13.9 million in 1998 from $7.9 million in 1997. EBITDA is provided as a supplemental measurement of the Company's operating performance. EBITDA does not represent cash flows from operations as defined by GAAP and should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. In addition, EBITDA measures presented by the Company may not be comparable to other similarly titled measures of other companies.

Liquidity and Capital Resources

         The Company's operating activities involve several components, principally home construction, land development and mortgage loan origination for home purchasers. During the first six months of 1998, the Company's operating activities, taken in the aggregate, provided approximately $6.6 million of cash. This cash flow was primarily generated by home sales which was offset in part by the Company's increasing inventories due to additional build up consistent with the Company's growth strategy and the seasonal nature of the homebuilding industry.

         The majority of the Company's investing activities during the quarter--net cash use of $35.0 million--related to the purchases of Whittaker, WestBrook, and Quail. The Company also paid approximately $2.0 million as additional consideration under the earnout provisions of prior period acquisitions. Additionally, the Company had cash outflows of approximately $3.2 million for property and equipment partially resulting from the continued implementation of the management information system. The Company also continued its investments in limited land partnerships.

         The Company's financing activities generated cash of $34.0 million, consisting of the net proceeds from the issuance of 28,300 shares of Class AA preferred stock to Prometheus and net notes and mortgages payable borrowings of $8.1 million (which includes the borrowings/repayments to fund the mortgage loans held for sale) and miscellaneous other financing activities.

         The Company has entered into a stock purchase agreement (the "Agreement") with Prometheus Homebuilders LLC ("Prometheus"), a subsidiary of Lazard Freres Strategic Realty Investors II L.P., which commits Prometheus to purchase $75 million of Fortress preferred stock and/or debt. The second closing under the Agreement took place on March 6, 1998 with Prometheus's purchase of 28,300 shares ($28.3 million initial liquidation value) of Class AA preferred stock. The proceeds were used to purchase Whittaker in March and Quail in April. The Company is required to sell the remaining $35 million preferred stock and/or debt to Prometheus by December 31, 1998.

         The Company believes that funds available through the existing credit facilities coupled with the cash on hand and cash generated through operations will be adequate for the anticipated cash needs of its current operations for the foreseeable future. As of June 30, 1998, the Company had cash and cash equivalents on hand of $18.0 million.

         At June 30, 1998, the Company had 4,098 lots in inventory, which represent an estimated twelve month supply of land based on sales absorption rates for the first six months of 1998. It is one of the Company's operating strategies to keep a relatively low supply of finished lots and lots under development in order to manage and minimize risk associated with land ownership. The Company utilizes land options and investments in limited land partnerships as methods of controlling and subsequently acquiring land. The Company plans to continue these practices and expects to exercise, subject to market conditions, substantially all of its option contracts. At June 30, 1998, the Company had an additional 6,844 lots under option representing just under a one-and-a-half-year supply of land based on the same absorption rates as above.

         While increased emphasis will be placed upon integration and improvements in the operations at existing divisions, the Company will continue to pursue its strategy to increase operations through strategic acquisitions. Such acquisitions may be funded through a combination of cash, stock (common and preferred) and notes issued by the Company. Any cash portion will be funded by cash from operations, availability under credit facilities (existing or newly negotiated), the investment from Prometheus or a combination thereof.

                          PART II -- OTHER INFORMATION


Item 2.  Changes in Securities.

         Effective April 1, 1998, the Company acquired the stock of Quail Construction, Inc. ("Quail") from the shareholders of Quail. The consideration paid by the Company consisted of cash, 17,381 shares of the Company's Series E 6% Cumulative Convertible Preferred Stock ("Series E Preferred Stock") having an aggregate liquidation value of approximately $1.7 million, and the assumption of Quail's debt. The Series E Preferred Stock will rank senior to the Common Stock as to the payment of distributions upon the dissolution, liquidation or winding up of the Company. Each share of the Series E Preferred Stock is convertible into ten shares of Common Stock. The conversion rate is subject to certain antidilution adjustments. Additionally, from and after the date the Common Stock has traded on the market for $10.00 per share or more for ten consecutive business days, the Company may, at its sole option, require the holders of the Series E Preferred Stock to convert each share of Series E Preferred Stock into ten shares of Common Stock. To the extent permitted under applicable law, the Indenture governing the Company's Senior Notes, and the Class AA Preferred Stock, each holder of Series E Preferred Stock has the right to require the Company to redeem up to 20% of the total number of shares issued to such holder, for a period of 30 days after each redemption date. The redemption dates are the first trading day after the first, second, third, fourth and fifth anniversaries of the date the Series E Preferred Stock was issued. The redemption amount will be payable in cash, Common Stock, or a combination thereof, at the Company's option. The Series E Preferred Stock was issued without registration under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 4(2) as a transaction not involving a public offering.


Item 4.  Submission of Matters to a Vote of Security Holders.

The annual meeting of the Company was held on June 17, 1998. The following items were submitted for approval and approved by the shareholders with the voting results as noted:

With respect to the election of the directors of the Company, all management nominees for the Common Directors of the Board of Directors were approved as solicited in the proxy. Each nominee received at least 16,570,559 votes. Shareholders, representing 8,125 shares, withheld their votes from all nominees. The highest number of shares withheld from any individual nominee was 8,625. Additionally, the holders of the Series AA Preferred Stock have reelected Mssrs. Freeman, Gunty and Klingbeil to the Board of Directors.


Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits.

                  Number   Description
                  ------   -----------

                  27       Financial Data Schedule.

         (b)      Reports on Form 8-K.

                  None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   THE FORTRESS GROUP, INC.



Date:     8/14/98                  By:  /s/  George C. Yeonas
      -----------------                 -------------------------------------
                                        George C. Yeonas
                                        President and Chief Operating Officer


Date:     8/14/98                  By:  /s/  Jamie M. Pirrello
      -----------------                 -------------------------------------
                                        Jamie M. Pirrello
                                        Chief Financial Officer

                                  EXHIBIT INDEX


         Number            Description                                      Page
         ------            -----------                                      ----

         27                Financial Data Schedule