Form 10-Q
period 1998-09-30
FORTRESS GROUP INC
filed 1998-11-17
CIK 1010607

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

               For the Quarterly Period Ended: September 30, 1998

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Transition Period from _________to_________.


                         Commission file number: 0-28024


                            THE FORTRESS GROUP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Delaware                                     54-1774997
  ---------------------------------           ----------------------------------
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

         As of November 13, 1998, there were outstanding 11,916,178 shares of common stock, par value $.01, of the registrant.


================================================================================

                            THE FORTRESS GROUP, INC.

                        QUARTER ENDED SEPTEMBER 30, 1998



                                      INDEX
                                                                            PAGE
                                                                           -----
PART I - FINANCIAL INFORMATION

   Item 1.

        The Fortress Group, Inc.
                 Consolidated Balance Sheets                                3
                 Consolidated Statements of Operations
                   (unaudited)                                              4
                 Consolidated Statements of Cash Flows
                   (unaudited)                                              6
                 Notes to Consolidated Financial Statements
                   (unaudited)                                              7



   Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations                   14


PART II - OTHER INFORMATION

   Item 6. Exhibits and Reports on Form 8-K.                               23
             (a)     Exhibits.
             (b)     Reports on Form 8-K.

SIGNATURES                                                                 24

EXHIBIT INDEX                                                              25

                            THE FORTRESS GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)


                                                                             September 30,     December 31,
                                                                                  1998             1997
                                                                                 ------           ------
                                                                              (unaudited)

                                     ASSETS

Cash and cash equivalents                                                     $   17,568         $  12,406
Accounts and notes receivable                                                     12,908            21,944
Due from related parties                                                           2,353             4,416
Real estate inventories                                                          315,267           217,342
Land held for resale                                                               7,664             6,934
Mortgage loans held for sale                                                      15,820            11,128
Investments in land partnerships                                                  10,180             6,763
Property and equipment, net                                                       13,572            10,246
Prepaid expenses and other assets                                                 24,437            22,655
Goodwill, net                                                                     37,356            23,470
                                                                               ---------         ---------
    Total assets                                                                $457,125          $337,304
                                                                               ---------         ---------
                                                                               ---------         ---------
                      LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued construction liabilities                          $  33,231         $  23,172
Notes and mortgages payable                                                      292,714           228,420
Due to related parties                                                             3,846               783
Accrued expenses                                                                  18,252            14,464
Customer deposits                                                                 15,133             7,300
                                                                                --------         ---------
       Total liabilities                                                         363,176           274,139
                                                                               ---------         ---------
Minority interest                                                                     49               268
                                                                               ---------         ---------
Shareholders' equity
     Preferred stock, all classes and series, $.01 par value, 1 million authorized (See Note 8 for designations and respective amounts
       outstanding)                                                                    1                 1
     Common stock, $.01 par value, 99 million authorized,
      12,170,032 and 11,748,694 issued, respectively                                 122               117
     Additional paid-in capital                                                   73,295            47,371
     Preferred subscription receivable                                              (500)
     Retained earnings                                                            22,203            15,936
     Treasury stock, at cost, 265,100 and 120,100 shares, respectively            (1,221)             (528)
                                                                               ---------        ----------
      Total shareholders' equity                                                  93,900            62,897
                                                                               ---------         ---------
      Total liabilities and shareholders' equity                                $457,125          $337,304
                                                                               ---------        ----------
                                                                               ---------        ----------



   The accompanying notes are an integral part of these financial statements.

                            THE FORTRESS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           (Unaudited, dollars in thousands, except per share amounts)


                                                                            For the Three              For the Three
                                                                             Months Ended              Months Ended
                                                                          September 30, 1998        September 30, 1997
                                                                          ------------------        ------------------

TOTAL REVENUES                                                                 $175,668                   $118,627
                                                                               --------                    -------

HOMEBUILDING:
    Residential sales                                                          $170,001                   $116,781
    Lot sales and other                                                           4,544                        982
                                                                               ---------                  --------
          Homebuilding revenues                                                 174,545                    117,763
    Cost of sales
       Construction and land costs                                              145,442                     98,305
       Amortization of purchase accounting adjustments                              333                        946
                                                                               ---------                  --------
          Gross profit                                                           28,770                     18,512
    Selling                                                                      10,887                      7,074
    General and administrative                                                    8,926                      5,872
    Severance expense                                                               737
    Goodwill amortization                                                           596                        210
                                                                               ---------                   -------
          Net operating income                                                    7,624                      5,356
                                                                               ---------                   -------
    Other expense (income):
       Interest expense                                                           1,073                      1,551
       Interest income                                                             (104)                       (48)
       Minority interest                                                            (10)                         4
       Other, net                                                                  (571)                      (202)
                                                                               ---------                   --------

    Homebuilding income before taxes                                              7,236                      4,051

MORTGAGE:
    Operating revenues                                                            1,123                        864
    General, administrative and other expenses                                    1,181                        691
                                                                               ---------                  --------

    Mortgage (loss) income before taxes                                             (58)                       173

Total income before taxes                                                         7,178                      4,224
Provision for income taxes                                                        2,872                      1,634
                                                                               ---------                 ---------
Net income                                                                   $    4,306                 $    2,590
                                                                              ==========                 =========
NET INCOME PER SHARE DATA (See Note 9):
    Basic net income per share                                               $      .31                 $      .22
                                                                             ===========                ==========
    Diluted net income per share                                             $      .16                 $      .20
                                                                             ===========                ==========
    Basic weighted average shares outstanding                                11,979,840                 11,754,405
                                                                             ===========                ==========

    Diluted weighted average shares outstanding                              26,724,353                 12,927,397
                                                                             ===========                ==========

   The accompanying notes are an integral part of these financial statements.


                            THE FORTRESS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           (Unaudited, dollars in thousands, except per share amounts)

                                                                             For the Nine              For the Nine
                                                                             Months Ended              Months Ended
                                                                           September 30, 1998       September 30, 1997
                                                                           ------------------       ------------------

TOTAL REVENUES                                                                 $462,679                   $294,958
                                                                                -------                    -------

HOMEBUILDING:
    Residential sales                                                          $452,139                   $289,394
    Lot sales and other                                                           7,706                      4,015
                                                                              ---------                  ---------
          Homebuilding revenues                                                 459,845                    293,409
    Cost of sales
       Construction and land costs                                              387,289                    247,814
       Amortization of purchase accounting adjustments                            1,404                      1,359
                                                                              ---------                  ---------
          Gross profit                                                           71,152                     44,236
    Selling                                                                      29,855                     18,581
    General and administrative                                                   23,735                     15,915
    Severance expense                                                               737
    Goodwill amortization                                                         1,739                        444
                                                                              ---------                  ---------
          Net operating income                                                   15,086                      9,296
                                                                                -------                   --------
    Other expense (income):
       Interest expense                                                           3,174                      2,422
       Interest income                                                             (471)                      (188)
       Minority interest                                                            (53)                         6
       Other, net                                                                (1,081)                      (648)
                                                                              ---------                 ----------

    Homebuilding income before taxes                                             13,517                      7,704

MORTGAGE:
    Operating revenues                                                            2,834                      1,549
    General, administrative and other expenses                                    2,881                      1,397
                                                                              ---------                 ----------

    Mortgage (loss) income before taxes                                             (47)                       152

Total income before taxes                                                        13,470                      7,856
Provision for income taxes                                                        5,391                      3,016
                                                                              ---------                 ----------
Net income                                                                   $    8,079                 $    4,840
                                                                             ==========                 ==========
NET INCOME PER SHARE DATA (See Note 9):
    Basic net income per share                                               $      .54                 $      .40
                                                                             ==========                 ==========
    Diluted net income per share                                             $      .37                 $      .38
                                                                             ==========                 ==========
    Basic weighted average shares outstanding                                11,798,929                 11,778,975
                                                                             ==========                 ==========
    Diluted weighted average shares outstanding                              21,524,512                 12,670,210
                                                                             ==========                 ==========


   The accompanying notes are an integral part of these financial statements.

                            THE FORTRESS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)

                                                                   For the Nine              For the Nine
                                                                   Months Ended              Months Ended
                                                                September 30, 1998         September 30, 1997
                                                               -------------------         ------------------

Cash flows from operating activities
 Net income                                                       $    8,079                   $    4,840
Adjustments to reconcile net income to net cash provided
  by (used in) operating activities:
     Depreciation and amortization                                     6,377                        3,058
     Minority interest                                                   (53)                           6
     (Gain) loss on sale of property and equipment                      (158)                          34
     Changes in operating assets and liabilities
       Accounts receivable                                             9,724                        2,791
       Due from related parties                                        1,626                          147
       Real estate inventories                                       (34,793)                     (13,205)
       Land held for resale                                             (730)
       Mortgage loans held for sale                                   (4,692)                     (11,497)
       Prepaid expenses and other assets                              (1,082)                        (326)
       Accounts payable and accrued construction liabilities           5,590                         (777)
       Accrued expenses                                                3,902                        3,208
       Customer deposits                                               6,417                          550
                                                                    --------                    ---------
        Net cash provided by (used in) operating activities              207                      (11,171)
                                                                   ---------                      -------

Cash flows from investing activities
  Acquisition of homebuilders, net of acquired cash                  (26,972)                     (13,170)
  Payment of contingent consideration                                 (2,034)
  Conversion of preferred stock                                         (305)
  Redemption of preferred stock                                         (684)
  Purchase of property and equipment                                  (4,624)                      (3,791)
  Proceeds from sale of property and equipment                           402                          155

  Investment in limited partnerships                                  (3,417)                      (8,523)
                                                                    --------                     --------
         Net cash used in investing activities                       (37,634)                     (25,329)
                                                                     -------                     --------

Cash flows from financing activities
  Borrowings under notes and mortgages payable                       450,038                      220,653
  Repayment of notes and mortgages payable                          (431,761)                    (193,921)
  Related party borrowings                                                88                           45
  Repayment of related party borrowings                                 (368)                        (341)
  Proceeds from issuance of Class AA Preferred Stock, net             26,765
  Proceeds from Employee Stock Purchase Plan                              59
  Deferred financing costs                                                                         (1,882)
  Preferred dividends                                                 (1,450)                         (82)
  Common dividends                                                       (89)                         (59)
  Purchase of treasury stock                                            (693)                        (642)
                                                                   ---------                   ----------
         Net cash provided by financing activities                    42,589                       23,771
                                                                   ---------                     --------

Net increase (decrease) in cash and cash equivalents                   5,162                      (12,729)
Cash and cash equivalents, beginning of period                        12,406                       16,212
                                                                    --------                     --------
Cash and cash equivalents, end of period                           $  17,568                  $     3,483
                                                                    ========                    =========

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

Fortress has made additional acquisitions of Landmark Homes, Inc. ("Landmark"), a Wilmington, North Carolina and Myrtle Beach, South Carolina homebuilder, on August 31, 1996; Brookstone Homes, Inc. ("Brookstone"), a Janesville, Madison and Milwaukee, Wisconsin homebuilder, on December 31, 1996; D.W. Hutson Construction Company ("Hutson"), a Jacksonville, Florida homebuilder, on February 28, 1997; Wilshire Homes ("Wilshire"), an Austin, Texas homebuilder, effective April 1, 1997; Don Galloway Homes, Inc. ("Galloway"), a Charlotte, North Carolina and Charleston, South Carolina homebuilder, effective August 1, 1997; The Iacobucci Organization ("Iacobucci"), a Philadelphia, Pennsylvania homebuilder, effective October 1, 1997; WestBrook Homes ("WestBrook"), a Loudoun County, Virginia homebuilder effective January 1, 1998; Whittaker Homes ("Whittaker"), a St. Louis, Missouri homebuilder, effective March 1, 1998; and Quail Construction, Inc. ("Quail"), a Portland, Oregon homebuilder, effective April 1, 1998.

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

Included in the Consolidated Statements of Operations for the three and nine months ended September 30, 1998 is $737,000 of severance related expenses resulting from the resignation of the Company's Chief Executive Officer and Chief Financial Officer.


NOTE 3 - PRO FORMA SUMMARY CONSOLIDATED RESULTS OF OPERATIONS

The Company's unaudited pro forma summary consolidated results of operations for the nine months ended September 30, 1998 and 1997, as if the significant 1997 and 1998 acquisitions had occurred at January 1, 1997 and excluding the amortization of the purchase accounting adjustments for the step-up of inventory, are presented below. The issuance of 40,000 shares of Class AA convertible preferred stock, which provided financing for the Galloway and Whittaker acquisitions, has been factored into the earnings per share calculations for both periods. In preparing the unaudited pro forma information, various assumptions were made, and the Company does not purport this information to be indicative of what would have occurred had these transactions been made as of January 1, 1997.

                                                        Nine Months Ended
                                                          September 30,
                                                        1998         1997
                                                        ----         ----
                                                     (unaudited, in thousands,
                                                     except per share amounts)

   Revenue                                            $472,074     $411,048
   Net income                                            9,376       10,700
   Net income per share                                    .63          .74
   Net income per share, assuming dilution*                .42          .50

*Without the additional dilution as discussed in Note 9, the pro forma diluted earnings per share would be $.47 and $.53 for the nine months ended September 30, 1998 and 1997.


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


NOTE 5 - REAL ESTATE INVENTORIES

Real estate inventories are summarized as follows (in thousands):

                                                                September 30,     December 31,
                                                                    1998              1997
                                                                   -----             -----
                                                                (unaudited)

    Work-in-progress
     Sold homes                                                   $134,504         $  81,225
     Speculative                                                    57,966            45,058
                                                                   -------           -------
         Total work-in-progress                                    192,470           126,283

    Land
     Finished lots                                                  65,203            43,585
     Land under development                                         41,234            39,666
     Unimproved land held for development                            2,814             1,084
                                                                 ---------         ---------
         Total land                                                109,251            84,335

    Lumber yard inventory                                            1,896
    Model homes                                                     11,650             6,724
                                                                  --------         ---------

                                                                  $315,267          $217,342
                                                                   =======           =======


NOTE 6 - INTEREST

Information regarding interest is as follows (in thousands):

                                                             For the Nine Months Ended September 30,
                                                                     1998             1997
                                                                    -----             ----
                                                                  (unaudited)      (unaudited)

     During the periods:
      Interest incurred                                           $ 24,667          $ 18,045
      Interest capitalized                                         (20,968)          (15,623)
      Interest amortized to cost of sales                           15,662            11,959
                                                                    ------            ------
       Total interest expensed in statement of operations         $ 19,361          $ 14,381
                                                                    ======            ======

     At the end of the periods:
      Capitalized interest in ending inventory                    $ 26,426          $ 17,100
                                                                    ======            ======

Included in general, administrative and other expenses for Fortress Mortgage is approximately $525,000 of interest expense for the nine months ended September 30, 1998.

NOTE 7 - NOTES AND MORTGAGES PAYABLE

Notes and mortgages payable consist of the following (in thousands):

                                                   September 30,   December 31,
                                                       1998           1997
                                                      -----           ----
                                                   (unaudited)

13.75% Senior Notes due 2003                        $100,000          $100,000
Project specific land, land development and
    construction loans                               174,208           111,318
Mortgage warehouse lines of credit                    15,027            15,546
Other                                                  3,479             1,556
                                                   ---------         ---------
                                                    $292,714          $228,420
                                                   ---------         ---------
                                                   ---------         ---------

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

The loan agreements for project specific land, land development and construction loans are secured by a lien on the applicable residential development project or a specific unit under construction. Repayment of the loans are generally due upon sale of the collateral property. The loans bear interest at annual variable rates ranging from two percentage points over London Interbank Offer Rate ("LIBOR") to two percentage points over prime rate and fixed rates generally from 6.15% to 12.75%.

The Company's mortgage subsidiary has a warehouse line of credit outstanding for the purpose of originating loans. The warehouse line is secured by the mortgage loans held for sale and is repaid upon sale of the mortgage loans. The line bears interest at variable rates ranging from 2.0% to 3.0% over the 30-day Federal Funds Rate. The line of credit matures March 30, 1999 but can be renewed at the Company's option. The aggregate commitment available at September 30, 1998 was $20 million.

One of the Company's subsidiaries has a line of credit for the purpose of purchasing lumber yard inventory. The line of credit matures June 30, 1999. At September 30, 1998 the total commitment available is $2 million with $1.65 million currently outstanding. The outstanding portion of this line is included in "other" above. The remainder of other notes and mortgages payable consists primarily of debt financed corporate insurance policies which bear interest at varying rates between 6.8%and 7.8%.


NOTE 8 - CONVERTIBLE PREFERRED STOCK

The following are the Company's classes and series of preferred stock, amounts designated, and amounts outstanding at September 30, 1998 and December 31, 1997:

Class AA cumulative convertible (rate of 12% per annum decreased to 6% on March 6, 1998), 53,333 designated, 40,000 and 11,700, respectively, issued and outstanding ($40 million initial liquidation preference)

Series A 11% cumulative convertible, designated, 0 and 10,000, respectively, issued and outstanding

Series B convertible, 40,000 designated, 276 and 8,854, respectively, issued and outstanding ($27,600 aggregate liquidation preference)

Series C convertible, 70,000 designated, 39,656 and 60,000, respectively, issuable (See below)

Series D convertible, 67,500 designated, 45,000 and 60,000, respectively, issued and outstanding ($4,500,000 aggregate liquidation preference)

Series E convertible, 50,000 designated, 19,381 and 0, respectively, issued and outstanding ($1,938,100 aggregate liquidation preference)

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

In connection with the WestBrook and Quail acquisitions, the Company issued 19,881 shares of Series E 6% Cumulative Convertible Preferred Stock ("Series E"). The purchase price was subsequently adjusted and 500 Series E shares were returned to the Company. Each Series E share is convertible into ten shares of Common Stock at any time at the option of the holder. After the Common Stock has traded for $10.00 per share or more for ten consecutive business days, the Company may require the conversion of the Series E at the same 10-for-1 conversion rate. At the option of the holder, the Company may be required to redeem up to 20% of the total number of shares initially issued each year beginning with the first anniversary of the date of issuance in cash or Common Stock at the Company's option. The holder's redemption right is cumulative.

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


NOTE 9 - EARNINGS PER SHARE

The following table reconciles the numerators (income) and the denominators (shares) of the basic and diluted per-share computations (in thousands):


                                               For the Three Months               For the Three Months
                                             Ended September 30, 1998           Ended September 30, 1997
                                             ------------------------           ------------------------
                                                                 Per-Share                          Per-Share
                                          Income     Shares       Amount      Income    Shares       Amount
                                          ------     ------      --------     ------    ------      ---------

Net income                                $4,306                               $2,590

Less: Preferred stock dividends             (629)                                 (28)
Less: Imputed preferred stock dividend       (17)
                                          -------                              -------
Basic EPS
Income available to common
     shareholders                         $3,660      11,979,840     $.31      $2,562    11,754,405     $.22





Effect of Dilutive Securities
Preferred stock                           $  646      14,482,185              $    28     1,159,225
Options                                                    3,967                              2,354
Restricted stock                                          20,000                             11,413
Warrants                                                 238,361
                                        --------       ---------              -------     ----------
Diluted EPS
Income available to common
     shareholders plus assumed
     conversions                          $4,306      26,724,353     $.16      $2,590    12,927,397     $.20



                                             For the Nine Months                For the Nine Months
                                          Ended September 30, 1998           Ended September 30, 1997
                                          ------------------------           ------------------------
                                                                Per-Share                          Per-Share
                                          Income     Shares       Amount      Income    Shares       Amount

Net income                               $8,079                               $4,840

Less: Preferred stock dividends          (1,701)                                 (83)
Less: Imputed preferred stock dividend      (51)
                                         -------                               ------
Basic EPS
Income available to common
     shareholders                        $6,327      11,798,929     $.54      $4,757    11,778,975     $.40

Effect of Dilutive Securities
Preferred stock                          $1,691       9,435,622              $    83       879,037
Options                                                   5,577                                785
Restricted stock                                         21,502                             11,413
Warrants                                                262,882
                                        ------       ----------              -------     ---------
Diluted EPS
Income available to common
     shareholders plus assumed
     conversions                         $8,018      21,524,512     $.37      $4,840    12,670,210     $.38


The Company's Class AA Convertible Preferred Stock is convertible, in whole or in part, at the option of the holder, into Common Stock, at an initial conversion price of $6.00 per share, subject to certain adjustments. At any time, the Company can force conversion at $6.00 per share if the market price of the Common Stock equals or exceeds $12.00 per share. Alternatively, the conversion price is subject to decrease, at the option of the holder between September 30, 2001 and September 30, 2003, if the average prior 60-day closing price of the Company's Common Stock is $12.00 per share or less according to the following schedule:

                               Adjustment                         Conversion
                                Price(s)                           Price(s)
                               ----------                          ---------
                           $10.01 - 12.00                           $5.50
                             5.00 - 10.00                            5.25
                             4.01 - 4.99                             3.00
                             2.01 - 4.00                             2.00
                             0.00 - 2.00                             1.00

Additionally, the Company's outstanding warrants are exercisable between September 30, 1999 and September 30, 2004 at an exercise price of $7.00 per share of Common Stock, subject to adjustment between September 30, 2001 and September 30, 2003 based on the average prior 60-day closing price of the Company's Common Stock as follows:
                                                            Additional Shares
     Adjustment Price(s)           Exercise Price(s)           per Warrant
    --------------------           -----------------        -----------------
      $20.01 or greater                 $7.00                     0.00
       17.51 - 20.00                     7.00                     0.33
       15.01 - 17.50                     7.00                     0.667
       12.01 - 15.00                     7.00                     1.00
       10.01 - 12.00                     6.50                     1.25
        8.01 - 10.00                     6.00                     1.50
        6.01 - 8.00                      5.00                     1.75
        4.01 - 6.00                      4.00                     2.00
        2.01 - 4.00                      3.00                     2.25
        0.00 - 2.00                      2.00                     2.50

Pursuant to the current relevant accounting guidance related to the earnings per share calculation, the Class AA preferred stock and the Warrants have been included based on the conversion tables using the current price of the Common Stock even though the holder of the Class AA preferred stock cannot elect to convert under the reset tables until September 30, 2001. The total theoretical shares included in the diluted calculation as reported are 6.9 million shares and 3.0 million shares for the three and nine months ended September 30, 1998. If the diluted earnings per share had been calculated based on the current conversion prices of $6.00 and $7.00, respectively, diluted earnings per share and total diluted shares would have been $.43 and 19.0 million shares for the nine months ended September 30, 1998 and $.22 and 19.8 million shares for the quarter then ended.

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

At September 30, 1998, 19,381 shares of Series E convertible preferred stock were outstanding and convertible into 193,810 shares of Common Stock; for EPS purposes, the conversion features of these shares resulted in Common Stock equivalents totaling 140,173 shares for the nine months ended September 30, 1998. None of these shares were included in the computation of diluted EPS for the nine months ended September 30, 1998 as the effect of adding back the related dividends and the weighted average common shares is antidilutive.

Additional options to purchase approximately 482,000 shares of Common Stock at various prices between $5.375 and $6.25 per share were outstanding at September 30, 1998, and additional options to purchase 416,000 shares of Common Stock at various prices between $5.9375 and $6.25 per share were outstanding at September 30, 1997. These options were not included in the computations of diluted EPS because the options' exercise prices were greater than the average market price of the common shares.

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

         The Company's revenues are derived primarily from the sale of the residential homes. Revenue is generally recognized when construction of the home is complete and title transfers from the Company to the buyer. Cost of sales includes all direct and indirect construction costs including construction supervision; land costs, including the purchase price of land and land development costs; relief of interest previously capitalized against qualified inventory; real estate taxes; and an accrual for anticipated warranty and service costs. All of these costs incurred prior to title transfer are capitalized into inventory and relieved from inventory at time of title transfer concurrent with revenue recognition. Sales and marketing costs, such as advertising and promotion expenses, as well as general and administrative costs are recognized as expense when incurred.

The following table sets forth for the periods indicated certain items of the Company's unaudited consolidated financial statements in dollars (expressed in thousands) and as a percentage of the Company's total and segment revenues:

                                                        For the Nine                  For the Nine
                                                        Months Ended                  Months Ended
                                                     September 30, 1998            September 30, 1997
                                                     ------------------            ------------------

    Total revenues                                $462,679   100.0%              $294,958    100.0%
    Homebuilding revenues                          459,845    99.4%   100.0%      293,409     99.5%  100.0%
    Homebuilding gross profit including step-up     71,152    15.4%    15.5%       44,236     15.0%   15.1%
    Homebuilding gross profit excluding step-up     72,556    15.7%    15.8%       45,595     15.5%   15.5%
    Homebuilding income before taxes                13,517     2.9%     2.9%        7,704      2.6%    2.6%
    Mortgage revenues                                2,834      .6%   100.0%        1,549       .5%  100.0%
    Mortgage expenses                                2,881      .6%   101.7%        1,397       .5%   90.2%
    Mortgage (loss) income before taxes                (47)    -       (1.6)%         152      -       9.8%
    Net income                                       8,079     1.7%                 4,840      1.6%


                                                        For the Three                 For the Three
                                                        Months Ended                  Months Ended
                                                     September 30, 1998            September 30, 1997
                                                     ------------------            ------------------
    Total revenues                                $175,668   100.0%              $118,627  100.0%
    Homebuilding revenues                          174,545    99.4%   100.0%      117,763   99.3%    100.0%
    Homebuilding gross profit including step-up     28,770    16.4%    16.5%       18,512   15.6%     15.7%
    Homebuilding gross profit excluding step-up     29,103    16.6%    16.7%       19,458   16.4%     16.5%
    Homebuilding income before taxes                 7,236     4.1%     4.1%        4,051    3.4%      3.4%
    Mortgage revenues                                1,123      .6%   100.0%          864     .7%    100.0%
    Mortgage expenses                                1,181      .7%   105.2%          691     .6%     80.0%
    Mortgage (loss) income before taxes                (58)    -       (5.2)%         173     .1%     20.0%
    Net income                                       4,306     2.5%                 2,590    2.2%


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

Acquisition of Quail Construction

         Effective April 1, 1998, the Company acquired Quail, a homebuilder based in Vancouver, Washington with operations in the greater Portland, Oregon market area, marking the Company's expansion into the Pacific Northwest. Quail is a single-family homebuilder whose product targets the entry level, first move-up and empty-nester market segments.

Consolidated Results of Operations

Comparison of the Company's Results of Operations for the Nine and Three Months Ended September 30, 1998 and 1997.

Homebuilding Operations

General

                                  New Orders, Net                    Closings            Backlog/1 at September 30,
                                -----------------                   ----------           ------------------------
                           Nine Months    Three Months      Nine Months    Three Months
                           1998   1997    1998   1997       1998   1997    1998   1997           1998     1997

     State
     Arizona                 62     29       28    12         34     25       19    12             37       12
     Colorado               304    290       72    91        250    239       79    76            237      189
     Florida                675    428      175   163        497    442      168   191            329      206
     Missouri               338    N/A      133   N/A        295    N/A      137   N/A            207      N/A
     Nevada                 134    110       51    40         70     64       21    25            127       67
     North Carolina         585    356      175   137        495    394      180   182            342      292
     Oregon                  36    N/A       27   N/A         30    N/A       26   N/A             16      N/A
     Pennsylvania           171    N/A       48   N/A        159    N/A       58   N/A             61      N/A
     South Carolina         144     18       41    15        143     16       52    16             79       73
     Texas                  755    692      211   225        603    567      209   234            401      373
     Virginia                40    N/A       11   N/A         26    N/A       12   N/A             26      N/A
     Washington              47    N/A       25   N/A         50    N/A       33   N/A             11      N/A
     Wisconsin              187    120       48    35        112     89       48    34             97       49
                         ------ ------  -------------     ------  -----   ------  ----          -----    -----

         Total            3,478  2,043    1,045   718      2,764  1,836    1,042   770          1,970    1,261


         As seen in the above chart, the Company achieved new orders of 3,478 homes for the nine months ended September 30, 1998 compared to 2,043 homes for the same period in 1997, an increase of 70.2%. New orders for the quarter ended September 30, 1998 and 1997 were 1,045 and 718, an increase of 45.5%. These increases are attributable to the acquisitions in 1998 and late 1997 and significant new order increases in the Company's Jacksonville, Las Vegas, and Janesville-Milwaukee operations as well as significant increases for the nine months year over year in the Austin operations.

         The Company has a combined backlog of 1,970 units with a dollar value of $376.4 million as of September 30, 1998 as compared to 1,261 homes with a dollar value of $226.8 million as of September 30, 1997. The increase in homes in backlog, 56.2%, is consistent with the increase in new orders as previously discussed. The per home value of backlog at September 30, 1998 is approximately $191,100 compared to $179,900 at September 30, 1997. This is primarily due to an 89.6% increase in the number of luxury homes in backlog at the Company's Las Vegas operations, where the average backlog value per home at September 30, 1998 was approximately $524,900. The increases in this high value backlog were somewhat offset by 98.0% and 59.7% increases in backlog at the Company's Janesville-Madison and Jacksonville operations, where the September 30, 1998 per home backlog values averaged $121,900 and $115,700, respectively.

Revenues

         Homebuilder revenues for the Company totalled $459.8 million for the nine months ended September 30, 1998 compared to $293.4 million for the same period in 1997. The 56.7% increase in revenue is consistent with the number of homes closed, 2,764 homes as compared to 1,836 homes for the nine months ended September 30, 1998 and 1997, respectively. For the quarter, homebuilding revenues increased 48.1%, up $56.7 million to $174.5 million for the quarter ended September 30, 1998 compared to $117.8 million for the quarter ended


-----------------
/1 Backlog represents homes sold but not yet closed.

September 30, 1997. These increases are attributable to moderate growth in the founding builders and early-1997 acquisitions and significant increases due to the Company's late-1997 and 1998 acquisitions. The Company has shifted its focus from acquisitions to integration of its businesses. Consequently, the Company anticipates that revenue increases resulting from the significant historical pace of acquisitions will not continue.

Gross Profit

         Gross profit for the nine months ended September 30, 1998 was $71.2 million compared to $44.2 million for the same period in 1997, representing an increase of 61.1%. The Company's gross profit as a percentage of homebuilding revenue, or gross margin, increased to 15.5% from 15.1% for the same periods. For the quarter, gross profit increased to $28.8 million in 1998 from $18.5 million in 1997 and the corresponding margins increased to 16.5% from 15.7%. The Company has been able to achieve these increases in gross profits and gross margins through its continued focus on builder integration as well as market acceptance of moderate price increases and a strong national housing market.

         Gross profits of acquired companies Landmark, Hutson, Galloway, WestBrook, Whittaker, and Quail were lower than they ordinarily would be due to amortization of inventory written up to fair value at their respective acquisitions. Without this step-up amortization, Fortress's gross profit as a percentage of revenue would increase to 15.8% for the nine months ended September 30, 1998 and 16.7% for the quarter then ended as compared to 15.5% and 16.6% for the same periods of 1997, respectively. As anticipated, the costs associated with purchase accounting have been and will continue to decrease as the acquisition inventory is closed.

         The slightly lower margins for the nine months as compared to the quarter were due to the continued effect of a successful concerted effort by the Company to liquidate older, lower profit speculative housing inventory, particularly in its Texas markets, during the first quarter of 1998.

Operating Expenses

         Total operating expenses increased as a percentage of revenue to 12.2% ($56.1 million) from 11.9% ($34.9 million) for the nine months ended September 30, 1998 and 1997, respectively. For the quarter ended September 30, 1998, total operating expenses increased as a percentage of revenue to 12.1% ($21.1 million) from 11.2% ($13.2 million). During the third quarter, the Company recorded payments and accruals for non-recurring severance costs totalling $737,000 resulting from the resignation of the Company's Chief Executive Officer and Chief Financial Officer. Without these non-recurring costs, operating expenses as a percentage of revenue would have been 12.0% and 11.7% for the nine and three months ended September 30, 1998, respectively.

         Selling expenses as a percentage of revenue increased to 6.5% ($29.9 million) from 6.3% (18.6 million) between 1998 and 1997 for the first nine months. For the quarters ended September 30, 1998 and 1997, selling expenses increased to 6.2% ($10.9. million) from 6.0% ($7.1 million). As discussed during the first and second quarter reviews, the Company's Las Vegas subsidiary opened five new luxury model homes in late December of 1997 which required extensive upgrades that are being amortized as additional selling expenses. While sales activity has been strong in this new community, few of these homes have closed yet due to longer build times consistent with luxury homes and some minor start delays related to permitting. Therefore, the added selling expenses have been recognized without corresponding increases in revenues. Going forward, this situation will reverse as closings in this community accelerate. Without these additional costs from this new community, selling expenses as a percentage of revenue would have been consistent with 1997.

         General and administrative expenses as a percentage of revenue decreased for the nine months ended September 30, 1998 to 5.2% ($23.7 million) from 5.4% ($15.9 million) for the same period in 1997 and increased slightly for the three months then ended to 5.1% ($8.9 million) from 5.0% ($5.9 million) for 1998 and 1997, respectively. The decrease for the nine months is due to the effects of certain economies of scale gained from the Company's dramatic growth. A partial offset to these savings is the increase in information technology related expenses as the Company continues its plan to convert all of its builder subsidiaries to an integrated computer information system. In addition, the Company has increased bonus accruals in anticipation of higher bonus payments in 1998 as compared to 1997.

         Amortization of goodwill for the nine months increased $1.3 million to $1.7 million in 1998 from $444,000 in 1997 and for the quarter increased $386,000 to $596,000 in 1998 from $210,000 in 1997. The increase in goodwill amortization is a function of the increase in goodwill resulting from the acquisitions of Galloway, Iacobucci, Whittaker, and Quail.

Homebuilding Income before Taxes

         Homebuilding pre-tax income increased $5.8 million to $13.5 million for the first nine months of 1998 from $7.7 million for the same period in 1997, representing an increase of 75.3%. For the quarter, homebuilding pre-tax income increased 75.6% to $7.2 million in 1998 from $4.1 million in 1997. As previously discussed, these increases are due to income from acquisitions made during late-1997 and 1998 and higher gross profits in the third quarter slightly offset by the non-recurring severance expenses.

Fortress Mortgage Operations

         Fortress Mortgage, which was formed in January of 1997, continues to open new branch operations primarily in our builder markets. At the end of the third quarter of 1997, Fortress Mortgage had five operating branches and, by the end of the third quarter of 1998 has opened an additional nine branches for a current total of fourteen branches.

         Fortress Mortgage showed pre-tax losses of $47,000 and $58,000 for the first nine and three months of 1998 down from pre-tax income during the same periods of 1997 of $152,000 and $173,000, respectively. Fortress Mortgage's earnings have been negatively impacted by the start-up costs incurred in conjunction with the aforementioned office openings. For the nine months ended September 30, 1998, Fortress Mortgage provided mortgages to 23.5% of the Company's closings in those markets which it serves. In those markets which Fortress Mortgage has served for one year or more, the capture rate, the percentage of closings for which Fortress Mortgage provided mortgages, for the first nine months of the year has increased to 54.1% in 1998 from 50.5% in 1997. The Company anticipates increased capture rates as more recently opened branches continue to grow and stabilize.

Net Income

         Due to the previously described factors and the income tax effect thereof, net income for the nine months ended September 30, 1998 increased 68.8% to $8.1 million from $4.8 million in 1997. Net income for the third quarter of 1998 increased 65.4% to $4.3 million from $2.6 million for the same quarter of 1997.

         Diluted earnings per share for the nine and three months ended September 30, 1998 was impacted by the dilutive effect of the $40 million of Class AA preferred stock and 375,000 Warrants issued to Prometheus at the end of the third quarter of 1997 ($11.7 million) and on March 6, 1998 ($28.3 million). The proceeds from this issuance were used for the acquisitions of Galloway, Iacobucci, Whittaker, and Quail. The Class AA preferred stock is currently convertible at $6.00 per share. However, Class AA preferred stock and the Warrants carry future reset tables that are in effect between September 30, 2001 and September 30, 2003 whereby the conversion rate changes based on the then current market price of the Common Stock (See Note 9). The dilution of earnings per share was significantly increased from the second quarter of 1998 due to the lower average stock value during the quarter ended September 30, 1998. Pursuant to the current relevant accounting literature, the Company must report currently the potential future conversion based on the contractual reset tables and the current market price even though the holder of the Class AA preferred stock and warrants cannot effect a conversion under these reset tables until September 30, 2001. Because diluted earnings per share is based in part on the market price of the Common Stock, a decline in the market price would generally lead to further dilution.

         If the earnings per share had been calculated using the current conversion prices of the Class AA preferred stock ($6.00 per share) and the Warrants ($7.00 per share), the diluted earnings per share for the nine and three months ended September 30, 1998 would be $.43 and $.22, respectively, increases of $.05 and $.02 for the nine months and three months, respectively, in 1998 over 1997.

         Earnings before interest, taxes, depreciation and amortization (EBITDA) increased 51.8% to $38.1 million for the nine months ended September 30, 1998 compared to $25.1 million in for the same period in 1997. For the third quarter, EBITDA increased 37.9% to $16.0 million in 1998 from $11.6 million in 1997. EBITDA is provided as a supplemental measurement of the Company's operating performance. EBITDA does not represent cash flows from operations as defined by GAAP and should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. In addition, EBITA measures presented by the Company may not be comparable to other similarly titled measures of other companies.


Liquidity and Capital Resources

         The Company's operating activities involve several components, principally home construction, land development, and mortgage loan origination for home purchasers. During the nine months ended September 1998, the Company's operating activities, taken in the aggregate, provided approximately $207,000 of cash. This cash flow was primarily generated by home sales offset in part by the Company's increasing inventories due to additional build up consistent with the Company's growth in its backlog due to the seasonal nature of the homebuilding industry.

         The majority of the Company's investing activities during the nine months--net cash use of $37.6 million--related to (a) the purchases of Whittaker, WestBrook, and Quail ($27.0 million), (b) additional consideration under the earnout provision of prior period acquisitions ($2.0 million), (c) property and equipment expenditures partially resulting from the continued implementation of the corporate-wide management information system ($4.6 million), and (d) investments in limited land partnerships ($3.4 million).

         The Company's financing activities generated cash of $42.6 million. These activities included net proceeds from the issuance of 28,300 shares of Class AA preferred stock to Prometheus and net borrowings under notes and mortgages payable $18.2 million. Preferred dividend payments of $1.5 million offset these cash inflows.

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

         Management believes that funds available through the existing credit facilities coupled with the cash on hand and cash generated through operations will be adequate for the anticipated cash need of its current operations for the foreseeable future. As of September 30, 1998, the Company had cash and cash equivalents on hand of $17.6 million.

         At September 30, 1998, the Company had 3,687 lots in inventory, which represents an estimated ten month supply of land based on sales absorption rates for the first nine months of 1998. It is one of the Company's operating strategies to keep a relatively low supply of finished lots and lots under development in order to manage and minimize risk associated with land ownership. The Company utilizes land options and investments in limited land partnerships as methods of controlling and subsequently acquiring land. The Company plans to continue these practices and expects to exercise, subject to market conditions, substantially all of its option contracts. At September 30, 1998, the Company had an additional 6,980 lots under option representing just under a one-and-a-half-year supply of land based on the same absorption rates as above.


Year 2000

         As many computer systems and other business equipment are embedded with chips or processors that use only two digits to represent the year or are programmed with software that uses such a two digit system, they may be unable to accurately process certain data before, during or after January 1, 2000. If not addressed and corrected, such programs and chips may cause computer systems to fail or to miscalculate data. This issue is commonly referred to as the "Y2K" issue.

         In conjunction with its ongoing process of converting all of its builder subsidiaries to an integrated computer information system ("ICIS"), Fortress has begun the project of addressing the Y2K issue during 1998. The Company's project is directed at modifying or replacing portions of its existing computer systems to ensure that they will function properly with respect to dates in the year 2000 and thereafter. The Company's plan encompasses both information technology systems and non-information technology systems, such as chips embedded in its security systems, office equipment, and facilities.

         The general phases of the Company's plan include the following: (1) plan and ensure company-wide awareness of the Y2K issue, (2) inventory all possible Y2K risks, (3) assess inventory (including identification of non-Y2K compliant items, prioritize inventory into mission-critical and non-mission-critical categories, and plan for repair and replacement of non-compliant items), (4) repair or replace non-Y2K compliant items, (5) plan and execute Y2K testing, and (6) design and implement contingency plans for non-compliant items. Due to the Company's structure and its ongoing computer information system rollout, the Company is in different phases of implementation of its plan at its different subsidiaries.

         The Company has assessed the information systems of the subsidiaries as its greatest area of business risk and, accordingly, has given this area highest priority. At September 30, 1998, the Company has completed the first phase and is well underway with phases two and three at all subsidiaries. The plan is to be through phase five at all subsidiaries early in the third quarter of 1999 and to have completed all phases throughout the Company by the end of the third quarter of 1999.

         The Company's information technology ("IT") group is currently involved with its ICIS vendor performing Y2K testing on the ICIS. The Company plans to upgrade the three subsidiaries currently on the ICIS to the Y2K compliant version of the software during the first quarter of 1999. Additionally, the five builder subsidiaries with non-compliant systems will begin conversion to the compliant version of the ICIS during the first and second quarters of 1999 with all conversions being completed early in the third quarter of 1999. (The IT group has identified Y2K compliant upgrades for these varying non-compliant systems, which are available at a cost that would be immaterial to the Company.) The main information systems at four of the Company's builder subsidiaries are currently Y2K compliant. Due to the IT group's current focus on bringing the Company into Y2K compliance, these subsidiaries will not implement ICIS until 2000. Management does not consider this delay in implementation to have a material adverse impact on the Company.

         While the Company is giving greatest priority to its operating systems and those of its subsidiaries, the Company is also addressing the Y2K issues associated with the Company's telephone and voice mail systems, fax machines, copiers and other office systems integrated into the office facilities, and other equipment including embedded chips or processors. These items are scheduled to be assessed, repaired or replaced, and tested by the end of June 1999.

         The Company is currently assessing whether third parties with which the Company and its operating subsidiaries have a material relationship are Y2K compliant. The Company is currently in various stages of assessment with respect to these third party verification projects. These assessments are currently expected to be substantively completed by the end of 1998. As part of this assessment, the Company is examining its relationships with suppliers, subcontractors, financial institutions and other third parties to determine the status of their Y2K efforts as related to the Company. As a general matter, the Company is vulnerable to significant suppliers' inability to remedy their own Y2K issues. Furthermore, the Company relies on financial institutions, government agencies (particularly for zoning, building permits and related matter), utility companies, telecommunication service companies and other service providers outside of its control. While certain third parties significant to the Company's business have provided certain assurances regarding their intentions to be Y2K compliant, there is no assurance that such third parties will not suffer a Y2K business disruption. It is conceivable that such failures could, in turn, have a material adverse effect on the Company's results of operations, financial condition, and liquidity.

Costs

         As the Company's Y2K project has been combined with the ICIS project, many areas of the project would have been undertaken regardless of the Y2K issue. Management estimates that the total cost of the projects associated with the Y2K compliance work will approximate just over $4.0 million; however, it is not possible to determine the portion of that amount which is specifically attributable only to the Y2K compliance work. The total amount expended on this work was approximately $2.6 million as of September 30, 1998. The Company believes that the costs to specifically address the Y2K issue will not have a material impact on the Company's results of operations, financial condition, or liquidity for any year in the reasonably foreseeable future. The plan for the successful completion of the Company's Y2K project and the estimated total costs are based upon certain assumptions by management regarding future events, including the continued availability of qualified resources to implement the program and the cost of such resources.

Risks

         The Company acknowledges that its failure to resolve a material Y2K issue could result in the interruption in, or a failure of, certain normal business activities or operations. Possible risks of Y2K failure include among other risks, delays or errors with respect to payments, third-party delivery of materials, and government approvals. Such failures could materially adversely affect the Company's results of operations. Although the Company generally considers its exposure to the Y2K issue risks from third party suppliers as generally low, due to the uncertainty of the Y2K readiness of third-party suppliers, the Company is unable to determine at this time whether the consequences of Y2K failures will have a material impact on the Company's results of operations, financial condition, or liquidity. In addition, the Company could be materially adversely affected by Y2K system failures at government agencies on which the Company is dependent for zoning, building permits, and related matters. Further, the Company could be materially adversely affected if Y2K system failures result in widespread economic or financial market disruption. The Company's Y2K project is expected to significantly reduce the Company's level of uncertainty and exposure to the Y2K issue. To date, the Company has not identified any operating systems, either of its own or of a material third-party supplier, that present a material risk of not being Y2K compliant or for which a suitable alternative cannot be implemented.

Contingency Plan

         The Company's Y2K plan calls for a Y2K-specific contingency plan to be developed. This plan is currently in progress and is expected to be completed by the end of the Company's 1999 first quarter.

         While management expects that the company will not experience material adverse consequences in connection with the Y2K issue as it relates to its internal operating system, no assurance can be given that the system will operate as expected in the Year 2000.

Statement on Forward-Looking Information

         Certain information included within this report is forward-looking within the meaning of the Private Litigation Reform Act of 1995, including but not limited to, statements concerning growth, anticipated operating results, financial position, and liquidity and financial resources. Such forward-looking information involves important risks and uncertainties that could significantly affect actual results and cause them to differ materially from the expectations expressed herein. These risks and uncertainties include the competitive environment in which the Company operates, fluctuations in interest rates, local, regional and national economic conditions, the effect of government regulation, the availability and costs of land, the availability of capital, the availability and cost of labor and materials, changes in home prices, and weather conditions.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits.

         Number    Description
         ------    -----------
         27        Financial Data Schedule

(b)      Reports on Form 8-K.

              None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              THE FORTRESS GROUP, INC.



Date: 11/16/98               By: /s/ George C. Yeonas
      -------------------        -----------------------------------------
                                 George C. Yeonas
                                 President and Chief Operating Officer



Date: 11/16/98             By:   /s/ Jeffrey W. Shirley
      -------------------        -----------------------------------------
                                 Jeffrey W. Shirley
                                 Vice President of Finance
                                 (Principal Financial Officer)

                                  EXHIBIT INDEX


         Number            Description
         ------            -----------

         27                Financial Data Schedule