Form 10-K
period 1998-12-31
FORTRESS GROUP INC
filed 1999-03-30
CIK 1010607

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

   For the fiscal year ended December 31, 1998   Commission file number 0-28024

                            THE FORTRESS GROUP, INC.
             (Exact name of registrant as specified in its charter)

                                   -----------

            Delaware                                         54-1774997
 (State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                          Identification No.)


1650 Tysons Boulevard, Suite 600, McLean, Virginia              22102
     (Address of principal executive offices)                (Zip Code)

       Registrant's telephone number, including area code: (703) 442-4545

           Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, par value $.01

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES X No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

         Aggregate market value of the voting stock held by non-affiliates of the registrant as of March 23, 1999 was $13,520,608.

         As of March 23, 1999, 12,287,867 shares of the Registrant's Common Stock, $.01 par value per share, were outstanding.


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

PART I

Item 1.  Business

Introduction

The Fortress Group, Inc. (the "Company" or "Fortress") is a national homebuilding company engaged in designing, building and selling single family homes in the metropolitan areas surrounding a diversified group of cities in the United States. The Company offers high-quality, innovative homes, targeting a diverse range of market segments including the first-time, entry-level buyer, move-up buyer and luxury homebuyer. The Company markets a wide range of single family detached and attached homes ranging in size from 1,000 to 6,200 square feet at prices ranging generally from $80,000 to $700,000.

The Company was formed in June 1995 to create a national homebuilding company through the simultaneous acquisition of four homebuilding companies and an initial public offering of the Company's equity and debt securities (the "Offerings"). The acquisitions and the Offerings were completed in May 1996. The acquired companies became wholly-owned subsidiaries of Fortress and as a group are referred to as the Combined Predecessor Companies or the Founding Builders. In 1996, subsequent to acquisitions and the Offerings, the Company acquired two additional homebuilding companies; in 1997, an additional four companies were acquired; and in 1998 an additional three companies were acquired. In March of 1999, the Company sold the assets of one builder.

The Company's homebuilding operations are currentlly conducted in the following market areas:

    STATES                            MARKET AREAS
    ------                            ------------
    Arizona                           Tucson
    Colorado                          Denver, Fort Collins
    Florida                           Jacksonville
    Missouri                          St. Louis
    Nevada                            Las Vegas
    North Carolina                    Raleigh-Durham, Charlotte
    Oregon                            Portland
    Pennsylvania                      Philadelphia
    South Carolina                    Charleston
    Texas                             Austin, San Antonio
    Virginia                          Loudoun County
    Washington                        Vancouver
    Wisconsin                         Janesville-Madison-Milwaukee

In January 1997, Fortress formed Fortress Mortgage, Inc. ("Fortress Mortgage"), a wholly-owned subsidiary, to provide a mortgage lending source to the Company's builder subsidiaries as an ancillary benefit. Fortress Mortgage is licensed as a mortgage banker in Alaska, California, Colorado, Florida, Missouri, Nevada,, North Carolina, Oregon, Pennsylvania, South Carolina, Texas, Virginia, Washington and Wisconsin.

OPERATING STRATEGY

The Company believes it is positioned for continued success in the homebuilding industry because of the following factors:

ESTABLISHED MARKET POSITIONS IN ATTRACTIVE HOUSING MARKETS. Generally, the metropolitan areas where the Company conducts operations have experienced unemployment rates below the national average and population growth rates in excess of the national average for the past five years. The Company believes that each of its local operations has an established local market position. Each local operation has targeted one or more specific niches within its market and has developed products which specifically target its customers.

REDUCED THE RISK OF CYCLICALITY THROUGH GEOGRAPHIC AND PRODUCT DIVERSIFICATION. In addition to focusing on market positioning, the Company's has created geographic and product diversification by operating in multiple geographic markets. As a result, the Company is less subject to the effects of local and regional economic cycles than homebuilders that operate in a single geographic market, developing only a select number of products.

ENHANCED PROFITABILITY THROUGH IMPROVED CAPITAL STRUCTURE AND OPERATING SYNERGIES. The Company believes that the financial strength of its local operations, coupled with the application of the proceeds from the Offerings and subsequent financings, has enhanced the Company's competitive position, reduced its overall costs associated with land acquisition and project construction, and provided the necessary capital to employ its strategies for expansion. Additionally, the Company's subsidiaries have generally been able to obtain financing on more favorable terms than previously available.

Although the Company's most significant services and commodities are obtained on a local level, the Company's overall size and strength of operations has enabled it to begin the process of securing favorable terms from certain suppliers by purchasing in volume. The Company has also realized both cost savings and enhanced efficiency through the centralized management of insurance policies, employee benefits and certain other administrative functions. Additionally, the Company believes that each of its local operations are beginning to benefit from the implementation of selected practices, policies and strategies, such as market analysis, costing procedures and quality control.

LIMITED EXPOSURE TO REAL ESTATE-RELATED RISKS. The Company attempts to control a two- to four-year supply of lots based on its expected absorption rates. In some markets, the Company generally acquires fully developed lots pursuant to options or purchase contracts in quantities sufficient to satisfy near-term demands. In other markets, the Company strives to control undeveloped land (through options or contingent purchase contracts) through most of the zoning and land development process, closing on such land as close as possible to the start of home construction.

MARKETS AND PRODUCTS

OVERVIEW

The Company's operations serve the metropolitan areas surrounding the following cities: Raleigh-Durham and Charlotte, North Carolina; Charleston, South Carolina; Austin and San Antonio, Texas; Las Vegas, Nevada; Denver and Fort Collins, Colorado; Tucson, Arizona; Janesville, Madison and Milwaukee, Wisconsin; Jacksonville, Florida; Philadelphia, Pennsylvania; Loudoun County, Virginia (Washington, DC MSA); St. Louis, Missouri; and Portland, Oregon. The Company believes that each of its current markets represents an attractive homebuilding market with opportunity for growth. The Company also believes that each of its local operations is well established in its market and has developed a reputation for building quality homes at competitive prices. The Company maintains the flexibility to tailor its product mix within a given market depending upon market conditions including demographic trends, demand for a particular type of product, margins, timing and the economic strength of the market.

RALEIGH-DURHAM, NORTH CAROLINA

Raleigh is the state capital of North Carolina. The state government and the three major universities located in the area provide stable employment throughout the region. Employment growth in the region has been fueled by the high technology industry operating in and around the area's "Research Triangle" (Raleigh-Durham-Chapel Hill). The long-term projection in this area is for continued modest job growth and expansion, both from net in-migration of business as well as from home-grown high-tech and biotechnology firms conceived, incubated, and launched in the Research Triangle, resulting in a stable housing market.

The Company believes that it is well positioned in the Raleigh-Durham market with its Raleigh-Durham operation building high-quality, innovative, single-family detached and attached homes that range in sales prices from approximately $150,000 to approximately $450,000 and targets entry-level and first- and second-time move-up buyers and retirees. Depending on the opportunity available within each community, the Company will either develop land which it controls under option or contract or purchase developed lots from developers or other homebuilders. As of December 31, 1998, the Company controlled approximately 703 optioned lots (including land anticipated to be subdivided into lots) in the Raleigh-Durham area for new home construction. The Company's Raleigh operation has received numerous marketing awards and has been selected as the Sales and Marketing Council of the Raleigh-Wake County Homebuilders' Association's "Builder of the Year" in its class, multiple times, most recently in 1998.

CHARLOTTE, NORTH CAROLINA

During the last decade, the city of Charlotte has become a major financial center in the nation. Wholesale trade, transportation and manufacturing have added significantly to form a strong economic base in the Charlotte area. Charlotte's growth, primarily in these industries, has created a market averaging annual employment increases of just over 20,000 new workers in the period from 1995 to 1998. This growth has supported growth in single family housing permits from less than 10,000 in 1995 to nearly 13,500 in 1998. Charlotte continues to be one of the more affordable metropolitan areas in the nation in terms of the cost of living and one of the more attractive metropolitan areas in the country for company relocations.

The Company's Charlotte subsidiary focuses on delivering innovative single family homes to entry level and first and second move-up buyers with homes prices ranging from $110,000 to $197,000 and with square footage of 1,350 to 2,650 square feet. In 1998, the Charlotte subsidiary was voted "Best Builder $300,000 and under" by the readers of Charlotte's Best Magazine. As of December 31, 1998, the Company controlled approximately 1,625 lots in the Charlotte market for new home construction and lot sales.

CHARLESTON, SOUTH CAROLINA

The Company's Charlotte subsidiary also has operations in the Charleston, South Carolina market. Charleston has a broad economic base with the largest containerized cargo port on the South Atlantic and Gulf coasts, a $2.3 billion tourism industry, an impressive medical hub, a well-established manufacturing industry and a large military presence. This diverse base has assisted in Charleston's apparent recovery from the closing of a shipyard and a number of military bases. From 1995 to 1998, Charleston created an average of 6,900 jobs per year, a growth rate of 3.1% per year. Single family housing permits in the area have grown from 2,300 per year in 1995 to almost 3,000 in 1998. The Charleston subsidiary targets entry level and first move-up home buyers with homes ranging from 1,100 to 2,900 square feet. While the Company's subsidiary builds homes from the low $100,000s to $300,000s in the Charleston market, it focuses building in the $100,000 to $174,000 range. As of December 31, 1998, the Company controlled approximately 303 optioned lots in the Charleston market for new home construction and lot sales.

AUSTIN, TEXAS

Austin is the state capital of Texas. The state government and the University of Texas provide stability to the region's employment base. Many of the trends in employment growth in the region have been fueled by the significant growth in the high technology industry operating in the Austin area. From 1994 through 1997, the Austin Metropolitan Statistical Area (MSA) averaged 28,200 new jobs annually. With the exception of 1997, the Austin market has experienced double-digit percentage increases in annual housing starts over the last five years. This strong growth is attributed to employment growth coupled with low mortgage interest rates.

The Company has offices located in Austin and San Antonio, Texas and conducts operations in both of these metropolitan areas. This local operation offered primarily single family detached homes to entry-level and first-time move-up homebuyers that generally range in sales price from $75,000 to approximately $190,000 and in base square footage from 1,300 to 3,000 square feet under the Buffington Homes name. The subsidiary's second-time move-up and higher-end products--generally ranging in price from $140,000 to $300,000 and in base square footage from 2,000 to 4,000 square feet--are sold under the Wilshire Homes name. This operation generally controls a significant number of lots, which it purchases after the lots are developed and available for the commencement of home construction. In 1998, the Company's Texas operations received several "Max Awards," given by the Texas Capital Area Builders' Association. As of December 31, 1998, the Company controlled lots for the construction of approximately 1,900 homes in the Austin area. During the first quarter of 1999, the Company contracted to sell a significant amount of its lots planned for entry-level and first-time move-up buyers in the Austin market to another homebuilder. This move is intended to reposition the Company in the more profitable move-up market. In conjunction with this transition, the Company has begun marketing its homes in this market under the Wilshire Homes name exclusively.

SAN ANTONIO, TEXAS

The Company's Texas Founding Builder entered the San Antonio market in September 1993 after extensive market and demographic research and offers primarily the same type of product as is sold in Austin--prices ranging from $90,000 to $300,000 and square footage ranging from 1,400 to 5,000 square feet. The San Antonio MSA owes a great deal of its strength to the services industry, which includes a variety of jobs such as telemarketing, many of the area's technology positions, and many of the tourism jobs. The area experienced strong net job formations in the early to mid-1990s and appears to be reaching more moderate levels of job growth currently. The volume of annual housing starts has increased sharply over the last five years. The 2,117 starts recorded in the second quarter of 1998 represented a record quarter for housing activity in the market.

The Company's office in Austin handles the administrative functions for its San Antonio operation. The Company believes that it is well positioned to take advantage of the growth in the San Antonio area housing market in the near and long term. The market repositioning discussed relative to the Austin market relates also to this market. As of December 31, 1998, the Company controlled approximately 486 lots in the San Antonio area for new home construction.

LAS VEGAS, NEVADA

By more than one measure, Las Vegas is the fastest growing metropolitan area in the nation. The economic growth of the Las Vegas MSA is attributed to its combination of climate, attractiveness to business, and the expansion of the gaming and lodging industries. The area has exhibited growth in construction, manufacturing and financial services, bolstering the economy. Additionally, the Las Vegas economy benefits from the growth in retirement living due to the lower cost of living, including lower housing costs and state taxes. From 1995 to present, an average of just under 40,000 new jobs were created each year, an annual growth rate of 7.0%. Single family permits jumped from 19,000 in 1995 to approximately 21,000 in each of the last three years.

The Company's Las Vegas operation specializes in the construction of homes in masterplanned communities which are self-contained, pre-planned communities consisting of governmental, commercial and residential areas, schools, parks and various other amenities such as swimming pools and golf courses. The Company believes that such masterplanned communities will continue to gain market share. Specifically, the Company's Las Vegas operation constructs single family detached and attached homes (with many of its communities located on golf courses) that range in sales price from approximately $200,000 to approximately $700,000, and targets luxury second- and third-time (or higher) move-up buyers and buyers of second homes. The attached homes range from 1,400 to 2,200 square feet, and the detached homes range from 2,400 to 6,200 square feet. The Company has also become active in the custom home construction market with homes that range from $550,000 to $1,500,000 in sales price and from 5,000 to 10,000 square feet. The Company generally controls partially developed land, which, as part of the masterplanned community, is fully entitled, and develops the land into finished lots ready for home construction. In 1998, the Company's Las Vegas subsidiary received numerous awards including the NAHB's "Best in American Living Home of the Year" award, the "Gold Nugget Grand Award" for Home of the Year, and Builder magazine's "Builder Choice Grand Award." At December 31, 1998, the Company controlled a supply of 285 lots in the Las Vegas area.

DENVER, COLORADO

The economy of the Denver MSA is diversified and fueled by a wide range of industries including financial services, telecommunications and technology services. From 1995 to 1998, Denver created an average of just under 38,000 new jobs annually. Employment growth in the Denver area is likely to continue through 1999 at a more modest level as the national economy cools down and the local telecommunications industry, which was largely responsible for Denver's explosive growth over the last four years, has begun to mature. Single family housing permits have grown from 10,600 in 1995 to average over 13,000 over the past three years.

The Company's Colorado operation offers a wide range of affordably priced, single family detached semi-custom homes that range in sales price from approximately $170,000 to over $450,000 and targets all move-up and "semi-custom" homebuyers. These homes range from 1,600 to 3,700 square feet. The Company's Colorado operation has successfully established its reputation as a "semi-custom builder," offering move-up buyers an opportunity to acquire homes with features that meet their lifestyle expectations by selecting from a wide variety of upgrades and options. The Company generally develops land in the Denver area. As of December 31, 1998, the Company controlled approximately 888 lots in the Denver area for new home construction and lot sales. In 1996, Bob Short, President of the Company's Colorado operation, was awarded "Builder of the Year" by the Metropolitan Denver Homebuilders' Association.

FORT COLLINS, COLORADO

Fort Collins is the home of Colorado State University. The University and the related service business provides the local economy significant stability in employment. In addition, manufacturing and health care companies have bolstered the economy. From 1995 through 1998, Ft. Collins exhibited a 4.5% average, annual job growth rate. The Colorado division offers products in Fort Collins comparable to those offered in the Denver area, selling single-family detached homes and condominiums targeting move-up and custom-home buyers. These homes range in sales price from approximately $160,000 to approximately $350,000 and range in square footage from 1,600 to 3,700 square feet in the single-family detached homes and from 1,000 to 1,700 square feet in the condominiums. This subsidiary had one of its best years in 1997 and, in 1998, introduced a condominium project in the area. As of December 31, 1998, the Company controlled approximately 327 lots in the Fort Collins area for new home construction and lot sales.

TUCSON, ARIZONA

With an annual increase in the Tucson metro population of 2.5% over the past eight years, the housing market is more diversified than a few years ago. Single family housing permits have remained steady in the 5,000 range for each of the last four years. This division successfully shifted focus this year in this market from a semi-custom builder to a production builder with homes under $120,000 in keeping with the area's market trends. The square footage of this new product ranges from 1,100 to 2,100 square feet. If the new program continues to prove successful, the Company intends to expand its operations in this market range. As of December 31, 1998, the Company controlled approximately 151 lots in the Tucson area for new home construction and lot sales.

JANESVILLE/MADISON/MILWAUKEE, WISCONSIN

With the acquisition of Brookstone Homes on December 31, 1996, the Company entered the Janesville/Madison/ Milwaukee, Wisconsin area. Historically, the cornerstone of the Milwaukee MSA has been the manufacturing industry. However, in 1998, the services sector was the leading industry group with strong growth in health services. While manufacturing still accounts for more than 20% of employment, health care and other services are the higher growth industries in the area. The manufacturing base has not historically fostered high levels of labor force in-migration; however, housing permit levels are expected to have slow but steady growth. While the Company's operations have historically been more active in the western portion of this region, the Madison area experienced a marked slow down in single-family construction during 1997 while maintaining approximately 2.5% job growth during the first three quarters of the year.

In keeping with the Company's plan for expansion, the Wisconsin operation entered the Milwaukee market, where single family housing permits have been between 3,500 and 3,800 since 1995.

The Company's subsidiary has base floorplans ranging from 1,040 to 2,400 square feet, in ranch, two story and split level layouts. Base prices range from approximately $95,000 to $175,000. As of December 31, 1998, the Company controlled approximately 905 lots in the Janesville/Madison/ Milwaukee area for new home construction and lot sales.

JACKSONVILLE, FLORIDA

The Jacksonville MSA is the dominant economy within the northeast Florida/southeast Georgia region. In general, the Jacksonville MSA maintains a diversified economic base that is not dependent upon any one major employer or economic sector. The area has exhibited recent strength in information and employment services, warehousing and distribution, medical and health care products and services, sports and recreation activities and the military. From 1995 through 1998, Jacksonville averaged just over 20,000 new jobs per year. Single family housing permits for the MSA have grown from 6,400 in 1995 to approximately 7,000 in each of the last three years.

At the end of February 1997, the Company acquired D.W. Hutson Construction Company, now operating as Fortress Homes and Communities of Florida thereby entering the Jacksonville, Florida market. The Jacksonville division offers homes ranging from 1,250 to 3,000 square feet and from $80,000 to $230,000. As of December 31, 1998, the Company controlled approximately 1,724 lots in the Jacksonville area for new home construction.

PHILADELPHIA, PENNSYLVANIA

The Company's Philadelphia subsidiary has focused building in Delaware, Chester, and Montgomery counties. These counties are considered to have higher population and job growth and lower unemployment rates when compared to the Philadelphia MSA, which includes Philadelphia County/City. The Philadelphia area boasts the nation's second largest concentration of health care resources in the nation with approximately 10% of the workforce employed in this industry. Research and development companies, particularly in the areas of engineering and scientific instruments and computers and data processing, and the "Medical Mile," with pharmaceutical companies, biomedical research companies, and medical surgical and dental instrument manufacturers, as well as government employment and have formed a strong economic base for the area. During the 1985 to 1995 period, the largest growth as a percentage of the economy was seen in the services and the finance, insurance and real estate sectors. Additionally, Philadelphia has a strong tourism trade. Single family permits in the area have ranged from 12,000 to 13,000 since 1993 while multi-family permits virtually triples from 1996 to 1997 from 1,100 to 3,200, but dropped back to 2,500 in 1998.

The Company entered the Philadelphia market in October of 1997 with the acquisition of an established builder with over forty years experience in the area. The Company's suburban Philadelphia subsidiary currently markets communities in five counties in Pennsylvania and New Jersey ranking seventh overall in the Philadelphia MSA out of 226 builders in the market. The subsidiary is continuing to expand its operations in this market. The diverse product line includes single-family attached (townhomes and condominiums) and single family detached products. In Pennsylvania, their attached homes range in size from 1,700 to 2,700 square feet with base price ranges from $160,000 to $280,000. The subsidiary's detached homes are priced from $130,000 to $250,000. This product line targets a large market audience including first-time buyers, first and second move-up buyers and empty-nesters. The subsidiary is currently building a community of ranch homes on a golf course for active adults. In 1998, one of the Company's communities in suburban Philadelphia won the Pyramid Award from the Chester/Delco Home Builders' Association for Community of the Year over 1,900 square feet. As of December 31, 1998, the Company controlled approximately 1,174 lots in the Philadelphia market for new home construction.

LOUDOUN COUNTY, VIRGINIA

In 1998, this subsidiary concentrated its efforts on single-family detached homes with square footage of 1,800 to 4,500 and base prices generally ranging from $225,000 to $350,000. As of December 31, 1998, the Company controlled on approximately 110 lots in the Loudoun County area for new home construction. The Company began building homes on the customers' own lots during 1998 and this operation is expected to become a major focus of this subsidiary in 1999.

ST. LOUIS, MISSOURI

The Company entered the St. Louis market with the acquisition of the dominant St. Charles County homebuilder in early 1998. The St. Louis area is among top locations for corporate headquarters including TWA, Anheuser-Busch, Ralston-Purina, Consolidated Aluminum, May Department Stores, Emerson Electric, Peabody Coal, General American Life Insurance, Graybar Electric, Monsanto, and Solutia. Additionally, MasterCard has recently chosen to locate its processing center in St. Louis; this new facility, which will bring approximately 2,000 jobs to the area, is scheduled to open in 2000. St. Louis is a regional center in the health care industry and also has a strong gaming and amusement sector. While the St. Louis MSA is not a high-growth market, it has historically been a very stable market outside of the recession (1991-1993) and flood (1994). From 1995 to present, the St. Louis job growth rate has averaged approximately 1.5% per year, and single family housing permits have remained steady in the 10,000 range annually.

The Company's St. Louis subsidiary builds single family detached homes targeting first and second move-up buyers with homes ranging from 1,355 to 3,700 square feet with base prices ranging from $117,000 for a ranch style home up to $176,900 for an atrium home and up to $399,500 in their high-end product line. They also offer a custom home option. In June of 1998, the St. Louis division hosted the St. Louis Home Builders' Association Home-A-Rama at one of the Company's subdivisions. As of December 31, 1998, the Company controlled approximately 1,180 lots in the St. Louis market for new home construction.

PORTLAND, OREGON

Although the Portland MSA economy has expanded since 1990, the Asian economic situation has softened the market in 1998, and is expected to remain a factor in 1999. The area is economically diverse and not heavily dependent on one major employment sector. The combination of technology, health care, manufacturing, and education industries makes Portland a diversified and resilient market. The increasing growth of high-tech companies in the Portland MSA is adding to the economic wealth and well-being of the non-high-tech firms that support them. From 1995 to present, an average of 36,175 jobs have been created each year in the Portland MSA. Housing permits have grown from just over 17,000 in 1995 to over 19,000 in 1998.

The Company entered into the Portland market through the acquisition of an established homebuilder in 1998. This subsidiary targets entry level, first time move-up and empty-nester markets with both condominium and single-family detached homes. The condominiums range in square footage from 800 to 2,400 square feet and in base price from $109,900 to $164,000. The division's single family detached homes range from 1,000 to 4,100 square feet with base prices generally between $106,000 and $249,000. As of December 31, 1998, the Company controlled approximately 531 lots for new home construction.

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

Typically, the Company purchases land only after necessary entitlements have been obtained so that the Company has certain rights to begin development or construction as market conditions dictate. In some rare instances, however, the Company controls unentitled land where the Company perceives an opportunity to build on such property in a manner consistent with the Company's overall strategy. The term "entitlements" refers to development agreements, preliminary maps or recorded plats, depending upon the jurisdiction within which the land is located. Entitlements generally give the developer the right to obtain building permits upon compliance with conditions that are usually within the developer's control. Even after entitlements are obtained, the Company is still required to obtain a variety of other governmental approvals and permits during the development process.

The Company selects land for development based upon a variety of factors, including (i) internal and external demographic and marketing studies; (ii) financial review as to the feasibility of the proposed project, including total investment risk, projected profit margins and return on capital employed; (iii) competition for the proposed project; (iv) the ability to secure governmental approvals and entitlements; (v) results of environmental and legal due diligence; (vi) proximity to concentrated job markets, quality school districts and local traffic corridors; (vii) infrastructure requirements for grading, drainage, utilities and streets; and (viii) management's judgment as to the real estate market, economic trends and the Company's experience in a particular market.

To control its investment in land and land acquisition costs, the Company utilizes option arrangements or conditional purchase contracts as often as possible. These arrangements generally provide the Company with either the right to pursue the entitlement process directly or the right to direct the seller in its pursuit of entitlement and obligate the Company to take title to the land only when specified conditions relating to entitlements (such as a minimum density) have been obtained. Once the entitled land is purchased (or entitlements are obtained on previously unentitled land), the Company undertakes the development activities that include site planning and engineering, as well as constructing road, sewer, water, utilities, drainage and recreational facilities and other amenities as necessary.

When available, the Company's homebuilding operations purchase finished lots from land developers using rolling options which typically require that a specified number of lots are purchased each quarter. Failure to purchase the specified number of lots can result in the loss of the options scheduled for subsequent quarters. Although the Company's operations utilize rolling options on finished land where appropriate, some markets also provide the Company with significant opportunities to purchase undeveloped land and invest the time and resources into obtaining all necessary entitlements and developing the land itself. In these situations, the Company (i) realizes greater returns on its investment in land due to the significant value that is added once entitlements are obtained and the land is fully developed; (ii) is provided with a greater degree of involvement and control over the design and development process; and
(iii) continues to minimize risk and capital investment since the purchase is not consummated until all necessary entitlements are obtained.

Through its local operations, the Company has occasionally used partnerships or joint ventures to purchase and develop land where such arrangements were necessary to acquire the land or appeared to be otherwise economically advantageous to the Company. The Company will continue to consider such partnership, joint venture and other financing arrangements with landowners where management perceives an opportunity to acquire land upon favorable terms, minimize risk and exploit opportunities presented through seller financing.

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

At December 31, 1998, the Company owned 2,158 finished lots and 1,808 lots held for or under development. As of December 31, 1998, the Company also had under contract or option, subject to the satisfaction of the Company's purchase contingencies, 8,720 finished, undeveloped or partially developed lots.

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

Fortress management specifies that quality, durable materials be used in constructing the Company's homes. The Company does not maintain a significant inventory of construction materials. Each of the Company's local operations maintains close contact with its respective subcontractors and suppliers, and the Company believes that its relationship with its suppliers and subcontractors are good. When possible, the Company negotiates price and volume discounts with manufacturers and suppliers on behalf of subcontractors to take advantage of its volume of production. Although the Company generally has made no long-term purchase commitments to materials suppliers in the past and although certain key materials and supplies are, and will continue to be, purchased at local/regional levels, the Company negotiates contractual terms with certain of its vendors to provide additional cost savings on a national basis. Generally, access to the Company's principal subcontracting trades, materials and supplies continue to be readily available in each of its markets; however, prices for these goods and services may fluctuate due to various factors, including supply and demand shortages which may be beyond the control of the Company or its vendors.

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

SALES AND MARKETING

Each of the Company's subsidiaries are directly responsible for the sales and marketing activities relating to each of their completed and planned communities. The Company makes extensive use of advertising and other promotional activities, including newspaper advertisements, brochures, direct mail and the placement of strategically located sign boards in the immediate areas of its developments. The Company believes that each of its local operations has an established reputation for developing high quality homes in the markets they serve, which generates additional interest in the Company's new projects.

The Company believes that the effective use of model homes plays an integral part in demonstrating the competitive advantages of its home designs and features to prospective homebuyers. The Company generally builds between one and five model homes for each active community, depending upon the number of homes to be built within each community and the products to be offered. Each of the Company's local operations generally employs, or contracts with, interior designers who are responsible for creating an attractive model home for each product line within a project designed to appeal to the preferences of potential homebuyers.

The Company's objective is to enter into sales contracts for all of its homes in advance of construction, thereby reducing the risk of unsold inventory upon completion of a project. Depending on market conditions and the specific project, the Company builds speculative homes in each of its entry-level and move-up subdivisions and in most of its empty-nester subdivisions. Speculative homes are homes which are under construction or completed but for which the Company does not yet have sales contracts. These homes are often sold while under construction or soon after completion. The Company carefully reviews local market factors, such as new employment opportunities, significant job relocations and growing housing demand in determining how many speculative homes to build and keep in inventory. The construction of such homes is often necessary to supply homes to individuals who are relocating or to satisfy the requirements of independent brokers, who often represent customers who require a completed home within a short time period. The Company's sales contracts for its homes generally provide for mortgage approval within a specified period. The Company attempts to minimize cancellations by requiring a nonrefundable cash deposit of on average 5% to 10% of the purchase price for buyers using conventional financing and by training its sales force to assess the qualification of potential homebuyers.

BACKLOG

The Company's homes are generally offered for sale in advance of their construction. The majority of the Company's homes sold in 1998 were sold pursuant to standard sales contracts entered into prior to commencement of construction. Such sales contracts are usually subject to certain contingencies such as the buyer's ability to qualify for financing. Homes covered by such sales contracts but not yet delivered are considered the Company's "backlog." As of December 31, 1998, the Company had backlog of $308.8 million (1,606 homes). The Company generally does not recognize revenue on homes covered by such contracts until the sales are closed and the risk of ownership has been legally transferred to the buyer. In certain circumstances, generally with custom homes involving a longer period of time from execution of the contract for a home and the closing (six months to one year), the Company does utilize the percentage of completion method to more closely match revenue and expenses.

CUSTOMER FINANCING

In January 1997, the Company created a wholly-owned subsidiary, Fortress Mortgage, Inc., for the purpose of providing decentralized mortgage origination and centralized underwriting to the buyers of homes sold by the Company's subsidiaries. Fortress Mortgage, Inc. is approved by the Federal Housing Administration (FHA) and Veterans Administration (VA) as a qualified mortgage lender and is licensed as a mortgage banker in Alaska, California, Colorado, Florida, Missouri, Nevada, North Carolina, Oregon, Pennsylvania, South Carolina, Texas, Virginia, Washington and Wisconsin. The Company facilitates the sale of the Company's homes through the origination of first mortgage loans utilizing programs established by FHA, VA, Government National Mortgage Association
(GNMA), Federal National Mortgage Association (FNMA) and Federal Home Loan Mortgage Corporation (FHLMC). As a mortgage banker, this operation will complete the processing of loan applications, perform credit checks, process applications to underwrite loans and originate and subsequently sell the mortgage loans.

Due to the sales prices of homes, the Colorado, Arizona and Las Vegas operations do not rely on homebuyers who seek FHA and VA mortgage financing. However, the majority of the homes sold by the Company's Florida, Texas and Wisconsin operations and a significant number of the homes sold by the Company's Missouri, North Carolina, Oregon, Pennsylvania and Washington operations met the dollar limits published in FHA and VA guidelines. FHA and VA financing generally enables homebuyers to purchase homes with lower down payments than the down payments required by conventional mortgage lenders, allowing a purchaser to borrow up to 100% of the value of the home. The Company believes that, when conventional lending rates are higher, the availability of FHA and VA financing broadens the group of potential purchasers for the Company's homes. Substantially all homebuyers utilize long-term mortgage financing to purchase a home, and lenders generally make loans only to borrowers who earn three times the total amount of the monthly mortgage payment plus insurance and property taxes. As a result, economic conditions, increases in unemployment and high mortgage interest rates can eliminate a number of potential homebuyers from the market.

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

CORPORATE OPERATIONS

The Company's corporate personnel generally oversee all of the Company's local operations. Senior managers of the Company have extensive homebuilding experience. This senior management group is primarily responsible for formulating and implementing the Company's policies and procedures to ensure the cohesiveness and direction of its local operations.

Specifically, the Company's senior management (i) reviews and approves subsidiary capital requirements and requests, short and long range plans, project acquisition activity, and monitors all operational and financial performance as it relates to established objectives; (ii) evaluates and selects geographic markets; (iii) maintains relationships with various institutional lenders; (iv) develops operational improvement initiatives and oversees the integration and sharing of "best practices" between homebuilding subsidiaries
(v) performs accounting functions, establishes financial policies and regularly completes financial analyses both on a consolidated and subsidiary-by-subsidiary basis; (vi) provides for human resource development; and (vii) secures and obtains capital resources. The corporate operations also provide for and encourage the flow of technical information and ideas among the senior management of its local operations.

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

The Company allocates the necessary capital resources for new communities consistent with its overall strategy and utilizes anticipated return on capital as the primary criterion for allocating capital. In addition to establishing certain pre-determined targets, the Company establishes its capital allocation policies based on the existing market, results of operations and other factors. Capital commitments are determined by the Project and Feasibility Review Committee of the Board of Directors.

Structurally, the Company operates through separate subsidiaries, which are located within the areas in which they operate. Each subsidiary is managed by executives with substantial experience in the subsidiary's markets. Although formal approval of new communities are determined by the committee of the Board, each subsidiary is fully equipped with the skills and resources to oversee all local operations including land acquisition, map processing, land development, construction, marketing, sales and product service.

The Company's corporate office handles cash management functions for both corporate and subsidiary funds. Subsidiaries provide the corporate office with a three month cash flow projection by week updated monthly which allows the Company to efficiently manage its cash position. The Company utilizes a Comprehensive Reporting System (CRS) in order to ensure the timely and accurate flow of critical information between each operating subsidiary and the corporate office. The CRS requires preparation of periodic reports by each operating subsidiary including weekly sales, closing, traffic and backlog reports by subdivision. Each operating subsidiary also prepares detailed financial statements, which include a narrative discussing trends, monthly performance and budgets.

CUSTOMER RELATIONS AND QUALITY CONTROL

Management believes that strong customer relations and an adherence to tough quality control standards are fundamental to the Company's continued success. The Company believes that its commitment to customer relations and quality control has significantly contributed to its reputation as a quality builder in each of its local markets.

Generally, for each development, Company representatives oversee compliance with the Company's quality control standards. These representatives allocate responsibility for (i) overseeing the entire project from land development through construction; (ii) overseeing performance by the Company's subcontractors and suppliers; (iii) reviewing the progress of each home and conducting formal inspections as specific stages of construction are completed; and (iv) updating each buyer on the progress of their home.

ACQUISITIONS

FOUNDING BUILDERS

Simultaneous with the closing of the Offerings, Fortress acquired each of the Founding Builders through the merger of each Founding Builder with and into a newly formed wholly-owned subsidiary of Fortress. The Founding Builders were Buffington Homes, Inc. and affiliated companies (Buffington), Christopher Homes, Inc. and affiliated companies (Christopher), The Genesee Company and affiliated companies (Genesee) and Solaris Development Corporation and affiliated companies (Sunstar). The aggregate consideration paid by Fortress in these transactions was as follows:

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

The agreements governing each of the acquisitions (the Acquisition Agreements) provide piggyback registration rights to the Founding Builders' owners which allows them to register their shares of common stock under the Federal securities laws, on a pro rata basis, to the extent allowable by the managing underwriter of such offering, in the event the Company consummates a "follow-on" offering of the Company's common stock for cash. Additionally, for a one-year period beginning November 1997, (i) the holders of at least one-third of the common stock then held by the Founding Builders' owners or (ii) all of the Founding Builders' owners of a particular Founding Builder who hold shares of common stock, had a one-time right to require the Company to effectuate a registration, under the Federal securities laws, of the shares of common stock held by the Founding Builders' owners, which are then available for sale. On March 26, 1998, a registration statement filed under the Securities Act became effective (the "Resale Registration Statement"), registering for resale up to 6,431,192 shares owned by certain of the Founding Builders' owners and other persons.

SUBSEQUENT ACQUISITIONS

During 1996, the Company acquired certain assets and assumed related indebtedness of Landmark Homes, Inc. (Landmark) and Brookstone Homes, Inc. (Brookstone) on August 31, 1996 and December 31, 1996, respectively.

Effective February 28, 1997, the Company acquired the assets of D.W. Hutson Construction Company (Hutson), a Jacksonville, Florida homebuilder. Effective August 1, 1997, the Company acquired the stock of Don Galloway Homes, Inc. and related interests (Galloway), a Charlotte, North Carolina and Charleston, South Carolina builder. Effective October 1, 1997, the Company acquired The Iacobucci Organization (Iacobucci), a homebuilder in the Philadelphia, Pennsylvania.

Effective January 1, 1998, the Company acquired WestBrook Homes (WestBrook), a homebuilder in the Loudoun County, Virginia area of the Washington, DC MSA. The acquisition price was not material to the Company.

Effective March 1, 1998, the Company acquired Whittaker Homes, a St. Louis, Missouri homebuilder. The acquisition cost including cash paid and assumption of debt was $62.1 million. The cash portion of the transaction was funded by the sale of preferred stock to Prometheus to Prometheus Homebuilders LLC (Prometheus).

Effective April 1, 1998, the Company acquired Quail Construction, a homebuilder in the Portland, Oregon MSA. The acquisition price was not material to the Company.

Cost of goods sold for the years ended December 31, 1998 and 1997 included approximately $1,624,000 and $1,928,000 related to the allocation of purchase price to inventory.

EXECUTIVE OFFICERS OF THE COMPANY

The Executive Officers of the Company are as follows:

                Name                     Age                        Position
                ----                     ---                        --------
         J. Marshall Coleman              57         Chairman of the Board and Director
         George C. Yeonas                 44         Chief Executive Officer and Director
         Paul A. Giusti                   41         Chief Operating Officer
         Jeffrey W. Shirley               40         Vice President of Finance, Principal Financial Officer
                                                     and Principal Accounting Officer

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

George C. Yeonas joined the Company as Chief Operating Officer and Director in August of 1997 and in March of 1999 was appointed Chief Executive Officer. He has over 20 years in the homebuilding industry. Prior to joining Fortress, Mr. Yeonas served for seven years as Vice President and General Manager of the Arvida Company's South Florida division. His responsibilities there included the management of the city of Weston, Florida's number one selling community. Prior to joining Arvida Mr. Yeonas served as Vice President of Development for NVR in Washington, DC, and as a Divisional Partner for Trammell Crow in Tampa, Florida.

Paul A. Giusti joined the Company by means of his role as Chief Executive Officer of Brookstone, which was acquired by the Company in December of 1996. He retained that position, in addition to being appointed a regional vice president of the Company in June of 1997, and was named Chief Operating Officer of the Company in March of 1999. Mr. Giusti co-founded a Chicago area developer, Golden Development, Inc. in 1989, which subsequently merged with Brookstone. From 1985 to 1989, Mr. Giusti held several management positions with General Electric, Inc., including those of Manager, International Sales Support and Manager, International Trade Development.

Jeffrey W. Shirley joined the Company as Vice President of Finance in November of 1996. Mr. Shirley has over 15 years of experience in the homebuilding industry. From 1984 to 1995, Mr. Shirley was with Kenneth Leventhal & Company providing audit and consulting expertise to both local and regional homebuilders, developers and syndicators of real estate operating properties. Mr. Shirley was a leader in developing a homebuilding practice for the Chicago office of Kenneth Leventhal & Company. From June of 1995 to November of 1996, Mr. Shirley was a director of real estate services for the Chicago office of Price Waterhouse LLP focusing on transactional services for a variety of real estate clients.

EMPLOYEES AND SUBCONTRACTORS

As of December 31, 1998, the Company employed 1,190 (1,151 full-time and 39 part-time) persons, including corporate staff and other personnel involved in sales, construction management and customer service. Although most of the Company's employees are not covered by collective bargaining agreements, many of the subcontractors and suppliers which the Company engages in various markets are represented by labor unions or are subject to collective bargaining agreements. The Company believes that its relations with its employees, subcontractors and suppliers are good.

RISK FACTORS

COMPETITION AND MARKET FACTORS. The development and sale of residential property is highly competitive and fragmented. The Company competes for residential sales with national, regional and local developers and homebuilders, resales of existing homes and, to a lesser extent, condominiums and available rental housing. The Company's competitors include a number of large national and regional homebuilding companies and small local homebuilding companies, some of which may have greater financial resources, easier access to capital markets and/or lower costs than the Company. Competition among both small and large residential homebuilders is based on a number of interrelated factors, including location, reputation, amenities, design, quality and price. The Company believes it compares favorably to other homebuilders in the markets in which it operates due primarily to (i) its experience within its specific geographic markets which allows it to develop and offer new products to potential home buyers which reflect, and adapt to, changing market conditions; (ii) its ability, from a capital and resource perspective, to respond to market conditions and to exploit opportunities to acquire land upon favorable terms; and (iii) its respective subsidiaries' reputation for outstanding service and quality products.

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

GOVERNMENT REGULATIONS AND ENVIRONMENTAL CONTROLS. The Company is also subject to a variety of Federal, state and local statutes, ordinances, rules and regulations concerning protection of health and the environment. These laws may result in delays, cause the Company to incur substantial compliance costs and prohibit or severely restrict development in certain environmentally sensitive regions or areas. Prior to purchasing a parcel of land, the Company's local management evaluates such land for the presence of hazardous or toxic materials, wastes or substances. The Company generally engages independent environmental engineers to complete such an evaluation. The Company has not been materially adversely affected to date by the presence or potential presence of such materials. However, no assurance can be given that such a material adverse affect will not occur in the future.

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

INTEREST RATES; MORTGAGE FINANCING. Virtually all purchasers of the Company's homes finance their acquisitions through third-party lenders providing mortgage financing. In general, housing demand is adversely affected by increases in interest rates, unavailability of mortgage financing, increasing housing costs and unemployment levels. If mortgage interest rates increase and the ability of prospective buyers to finance home purchases is adversely affected, the Company's sales, gross margins and net income and the market price of the common stock may be adversely impacted. The Company's homebuilding activities are also dependent upon the availability and cost of mortgage financing for buyers of homes owned by potential customers so those customers ("move-up buyers") can sell their homes and purchase a home from the Company. In addition, the Company believes that the availability of FHA and VA mortgage financing is an important factor in marketing a number of its homes. Any limitation or restriction on the availability of such financing could adversely affect the Company's sales. Furthermore, changes in Federal income tax laws pertaining to the deductibility of mortgage interest could affect demand for new homes.

DILUTION OF EARNINGS PER SHARE. The Company has issued $40,000,000 initial liquidation value (40,000 shares) of Class AAA preferred stock and has also issued Contingent Warrants which potentially provide for the issuance of between 606,061 and 33,333,333 shares of common stock to Prometheus Homebuilders LLC, depending on the price of the common stock.

The Class AAA preferred stock is convertible at Prometheus' option into common stock at any time into 6,666,667 shares of common stock at a conversion price of $6.00 per share. The Contingent Warrants would become exercisable at an exercise price of $.01 per share on September 30, 2001 and would expire on March 31, 2004. The number of shares of common stock potentially issuable pursuant to the exercise of the Contingent Warrants is subject to adjustment depending upon the 60 day average closing price of the common stock between September 30, 2001 and September 30, 2003. If during this entire period the closing price remains greater than $12.00 per share, no shares would be issuable pursuant to the Contingent Warrants. If at any time during this period the average closing price is $12 per share or less, the number of shares of common stock for which the Contingent Warrants may be exercisable would be adjusted, up to five times per year. The Contingent Warrants would be exercisable for 606,061 shares if the average closing price were no lower than $10.01 per share at any time during this period and would increase based upon lower average closing prices, increasing to a maximum of 33,333,333 shares if the average closing price was $2.00 or less per share during this period. The issuance and conversion of the Class AAA preferred stock and the issuance and exercise of the Contingent Warrants could have the effect of materially reducing the Company's earnings per share and diluting the economic interest of the Company's existing stockholders.

DILUTION OF VOTING POWER. Pursuant to the terms of the Class AAA preferred stock, Prometheus has the right to elect three Preferred Stock directors out of an up to 11-member board of directors. A proportionate number of the Preferred Stock directors also are entitled to serve on each committee of the board of directors, except for the executive committee. The executive committee consists of five members of which two are Preferred Stock directors. Upon the occurrence of an event of default under the Class AAA preferred stock (which principally consist of defaults on dividends or other payment obligations), Prometheus would be entitled to elect additional Preferred Stock directors sufficient to constitute a majority of the board of directors and all committees of the board of directors.

Prometheus, as the holder of Class AAA preferred stock, is entitled to vote on all matters voted on by holders of common stock, voting together with the common stock as a single class at all meetings of the stockholders. Each share of Class AAA preferred stock entitles its holder to cast the number of votes equal to the number of shares of common stock into which such share of Class AAA preferred stock is convertible, based on the $6.00 per share conversion price. Based upon its ownership of $40,000,000 initial liquidation value (40,000 shares) of Class AAA preferred stock and 898,845 shares of common stock, Prometheus holds approximately 41% of the total voting power of the Company's stock. Prometheus may acquire additional voting power under certain circumstances, including the conversion of Class AAA preferred stock and the exercise of the Contingent Warrants.

CHANGE OF CONTROL. As described above, Prometheus has substantial voting power, including the right under certain circumstances to elect a majority of the board of directors, its executive committee and other committees. The holders of Class AAA preferred stock also have certain consent rights, which require the approval of the holders of at least 66 2/3% of the Class AAA preferred stock to effect certain significant corporate actions or transactions, including a merger or sale of substantial assets, unless the Class AAA preferred stock is redeemed as part of the transaction. Further, under the Company's amended bylaws, and the amended bylaws of the Company's subsidiaries, the Company may not, and may not permit any of its subsidiaries to, engage in or agree to engage in a number of significant actions or transactions, including adopting an annual operating budget, taking actions not provided for in the budget, incurring new debt and issuing securities, without the affirmative vote of over 81% of the board of directors (Supermajority Director Approval) or the affirmative vote of over 81% of the members of the executive committee (Supermajority Executive Committee Approval). Therefore, the Company needs the approval of at least one of the three Preferred Stock directors (together with 8 non-Preferred Stock directors) or the unanimous approval of the executive committee, including two Preferred Stock directors, to engage in significant actions or transactions. As a result, Prometheus has substantial influence over, and could under certain circumstances exercise effective control of, the direction and management of the Company and the conduct of its business. There is no assurance that the influence and participation of Prometheus and the Preferred Stock directors in the direction and management of the Company will have a positive effect on the Company's financial performance and condition.

ANTI-TAKEOVER EFFECTS. Prometheus's representation on the board of directors and the executive committee, its voting rights, its consent rights and the requirements of Supermajority Director Approval and Supermajority Executive Committee Approval for certain significant actions and transactions could have anti-takeover effects. Also, provisions of Delaware law and of the Company's Amended and Restated Certificate of Incorporation could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of the Company. These provisions could deter, delay or prevent tender offers or other takeover proposals or attempts that might result in benefits to stockholders, including the payment to stockholders of a premium over the market price of the common stock.

SHARES ELIGIBLE FOR FUTURE SALE. The Company has outstanding approximately 12,100,000 shares of common stock, of which approximately 10,500,000 shares are freely tradable without restriction (including shares subject to the Resale Registration Statement) and approximately 1,600,000 shares are saleable subject to certain volume and other restrictions of Rule 144 under the Securities Act. In addition, at least 895,407 shares are issuable upon the conversion of the Company's outstanding classes of preferred stock and 336,604 shares are issuable upon exercise of currently exercisable options. Additional shares would be issuable upon the conversion of the Class AAA preferred stock and the adjustment and exercise of the Contingent Warrants. Sale of substantial amounts of such shares in the public market or the prospect of such sales could materially adversely affect the market price of the common stock.

DEPENDENCE ON MANAGEMENT. The Company's operations are dependent on the continued efforts of its executive officers and on senior management of the Company. In addition, the operations of each subsidiary are dependent upon the senior management of that subsidiary. If any of these people become unable to continue in their present roles, or if the Company is unable to attract and retain other skilled employees, the Company's business could be adversely affected.

YEAR 2000. The risks posed by Year 2000 issues could adversely affect the Company's business. No one knows to what extent Year 2000 issues will affect the economy in general. If Year 2000 issues were to affect consumer confidence, the number of persons electing to purchase new homes could be impacted. Further, Year 2000 issues may adversely affect other entities with which we do business, including for example, lenders, vendors and subcontractors. Finally, the Company's information technology systems could be impaired due to Year 2000 problems.

ITEM 2.  PROPERTIES

The Company's principal executive offices are located at 1650 Tysons Boulevard, Suite 600, McLean, Virginia 22102. The Company occupies approximately 4,800 square feet of leased office space for its corporate office in Virginia and leases an aggregate of approximately 118,600 square feet of office space in 23 locations for its homebuilding and mortgage subsidiaries.


ITEM 3.  LEGAL PROCEEDINGS

The Company is, from time to time, a party to litigation arising in the normal course of its business. Management believes that none of the actions to which it is a party will have a material adverse effect on the financial condition, results of operations or cash flows of the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the Company's stockholders for consideration during the quarter ended December 31, 1998.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Price Range of Common Stock. The Company's common stock has traded on the Nasdaq National Market since May 16, 1996. On March 23, 1999, the closing price of the common stock was $2.00 per share. The following table sets forth the range of high and low sale prices for the common stock, as reported on the Nasdaq National Market, for the periods indicated:

                                                        High               Low
                Fiscal Year 1997
                    First fiscal quarter                $6.88             $5.25
                    Second fiscal quarter               $6.63             $4.88
                    Third fiscal quarter                $6.50             $4.50
                    Fourth fiscal quarter               $5.25             $4.00
                Fiscal year 1998
                    First fiscal quarter                $5.50             $4.25
                    Second fiscal quarter               $6.38             $4.50
                    Third fiscal quarter                $7.00             $3.50
                    Fourth fiscal quarter               $3.88             $1.25

(b) Approximate Number of Equity Security Holders. The number of record holders of the Company's common stock as of March 23, 1998 was 78, which does not include beneficial owners who hold the Company's stock in street name.

(c) Dividends. In March 1997, the Company established a dividend policy including the initiation of a cash dividend. The initial dividend policy was to pay a dividend of one cent per year paid quarterly. Pursuant to this policy, the Board of Directors subsequently declared a quarterly cash dividend of one-quarter cent per share on the Company's common stock for each of the fiscal quarters in 1997 and the first two quarters of 1998. This policy was discontinued during the third quarter of 1998.

Under the terms of its agreement with Prometheus Homebuilders LLC (Prometheus), the Company issued 28,300 shares of Class AA preferred stock and warrants to purchase 375,000 shares of common stock to Prometheus on March 6, 1998. See Note 9 - Shareholders' Equity in the Company's consolidated financial statements included in Item 8 hereof.

Under a Restructuring Agreement dated December 31, 1998 between the Company and Prometheus, the Company agreed to issue to Prometheus, effective February 4, 1999, 40,000 shares of Class AAA Redeemable Convertible Preferred Stock having an initial liquidation value of $40,000,000 and contingent warrants in exchange for the outstanding 40,000 shares of Class AA Convertible Preferred Stock having a liquidation value of $40,000,000 and 375,000 warrants held by Prometheus. This exchange was effective February 4, 1999 See Note 17 - Subsequent Events in the Company's consolidated financial statements included in Item 8 hereof.

ITEM 6.  SELECTED FINANCIAL DATA

The selected financial data provided should be read in conjunction with the Combined Predecessor Companies Financial Statements, the individual Founding Builders Financial Statements, The Fortress Group, Inc. Consolidated Financial Statements, the related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                        The Fortress Group, Inc. and Combined Predecessor Companies (1)
                                       (dollars in thousands, except per share amounts and operating data)

                              COMBINED PREDECESSOR COMPANIES     THE FORTRESS  YEAR ENDED  THE FORTRESS GROUP, INC.
                                                                  GROUP, INC.   DEC. 31,
                             YEAR ENDED DEC. 31,     JANUARY 1 -   MAY 21 -       1996        YEAR ENDED DEC. 31,
                             1994         1995      MAY 20, 1996 DEC. 31, 1996    TOTAL        1997        1998
                             ----         ----      ------------ -------------    -----        ----        ----
Statement of Operations
  Data:
Revenues                   $ 174,715    $ 199,029      $66,119    $ 210,354     $276,473     $447,374     $692,645
Gross Profit                  28,431       31,595        9,694       32,967       42,661       67,704      104,629
Operating income               5,411        6,750        1,113       12,787       13,900       16,236       24,099
Income before provision
  for income taxes             4,828        6,076        1,274       13,221       14,495       13,923       21,628
  Net income(2)            $   4,745    $   6,055      $ 1,274    $   8,208     $  9,482     $  8,460     $ 12,834
                           =========    =========      =======    =========     ========     ========     ========

Basic Earnings per share(3)                                       $     .69                  $    .68     $    .46
Diluted Earnings per share(3)                                     $     .69                  $    .63     $    .42
                                                                  =========                  ========     ========

Cash dividends per common share                                                              $    .01     $   .005

Weighted average sharesoutstanding, basic                        11,701,587                11,759,712   11,818,888
Weighted average shares outstanding, diluted                     11,919,944                12,862,171   13,126,271


                                           COMBINED PREDECESSOR COMPANIES          THE FORTRESS GROUP, INC.
                                                1994           1995            1996          1997           1998
                                                ----           ----            ----          ----           ----
Balance Sheet Data: (as of December 31)
  Cash                                       $  4,866        $  2,710      $  16,212      $  12,406         23,102
  Inventory                                   101,214         109,016        144,106        217,342        310,706
  Total assets                                111,403         121,666        193,733        331,327        449,903
  13.75% Senior Notes due 2003                                               100,000        100,000        100,000
  Notes and mortgages payable                  83,161          87,604         40,136        122,443        192,769
  Minority interests                            1,346           1,295            274            268             67
  Stockholders' equity                          6,018           9,836         31,986         62,897         91,193


                                           COMBINED PREDECESSOR COMPANIES  COMBINED (1)    THE FORTRESS GROUP, INC.
                                                1994           1995            1996           1997          1998
                                                ----           ----            ----           ----          ----
Operating Data: (for the years ended
  December 31)
Units
  New contracts, net of cancellations           1,015           1,100          1,410          2,706          4,366
  Closings                                        966             998          1,402          2,762          4,016
  Backlog(4)                                      357             459            512          1,056          1,606
Aggregate sales value of backlog
  (in thousands)(4)                          $ 78,760        $ 97,242       $ 95,992       $198,247       $308,832
Average sales price per home closed          $176,400        $190,700       $189,500       $159,300       $168,600

(1) As a result of the substantial continuing interests in the Company of the former stockholders of the Founding Builders and Fortress (the Combined Predecessor Companies), the historical financial and operational information of the Combined Predecessor Companies has been combined on a historical cost basis for all periods presented prior to the Acquisitions as if these companies had always been members of the same operating group. However, during the periods presented prior to the Acquisitions, the Founding Builders were not under common control or management.

(2) All of the Founding Builders were S corporations through May 20, 1996 with the exception of Buffington, which converted to an S corporation effective January 1, 1994. As S corporations, the Founding Builders were not subject to Federal income tax. Accordingly, the data presented should not be viewed as comparable to or indicative of the post-combination results to be achieved by the Company. Subsequent to the Acquisitions, the information presented is on a consolidated basis of The Fortress Group, Inc.

(3) See calculation in Note 10- Earnings Per Share in the Company's consolidated financial statements included in Item 8 hereof.

(4)  At end of period and represents homes sold but not closed.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated certain items of the Company's consolidated results of operations including, for the periods prior to the Offerings, the results of operations for the Combined Predecessor Companies (dollars expressed in millions) and as a percentage of the Company's total and, for 1998 and 1997, segment revenues:


                                        For the Year           For the Year       For the Period For the Period     For the Year
                                           Ended                  Ended               May 21 -       Jan. 1 -          Ended
                                       Dec. 31, 1998            Dec. 31, 1997       Dec. 31, 1996   May 20, 1996    Dec. 31, 1996
                                 -----------------------   ---------------------  --------------  --------------   ---------------

Total revenues                   $692.6  100.0%            $447.4 100.0%
Homebuilding revenues             687.9   99.3%   100.0%    445.3  99.5%   100.0%   $210.4 100.0%   $66.1  100.0%   $276.5 100.0%
Gross profit without step-up(1)   106.3   15.3%    15.5%     69.6  15.6%    15.6%     33.2  15.8%          N/A        42.9  15.5%
Gross profit with step-up         104.6   15.1%    15.2%     67.7  15.1%    15.2%     33.0  15.7%     9.7   14.7%     42.7  15.4%
SG&A                               80.5   11.6%    11.7%     51.5  11.5%    11.6%     20.2   9.6%     8.6   13.0%     28.8  10.4%
Homebuilding pre-tax income        21.5    3.1%     3.1%     13.7   3.1%     3.1%
Mortgage revenues                   4.7    0.7%   100.0%      2.1   0.4%   100.0%
Mortgage expenses                   4.5    0.7%    95.7%      1.9   0.4%    90.5%
Mortgage pre-tax income             0.2    -        4.3%      0.2   -        9.5%
Pre-tax income                     21.6    3.1%              13.9   3.1%              13.2   6.3%     1.3    2.0%     14.5   5.2%


(1) Excluding the effect of the purchase accounting adjustments to the inventory of the acquired companies.

ACQUISITIONS

ACQUISITION OF WESTBROOK HOMES

Effective January 1, 1998, the Company acquired WestBrook Homes ("WestBrook"), a homebuilder in the Loudoun County, Virginia area of the Washington, DC MSA. WestBrook concentrates its efforts on single-family detached homes for first and second time move-up homebuyers.

ACQUISITION OF WHITTAKER HOMES, INC.

Effective March 1, 1998, the Company acquired the stock of Whittaker Homes ("Whittaker"). Whittaker, the largest homebuilder in the St. Charles County area of the St. Louis MSA, builds single family detached homes targeting first and second move-up buyers.

ACQUISITION OF QUAIL CONSTRUCTION, INC.

Effective April 1, 1998, the Company acquired certain assets of Quail Construction ("Quail"). Quail provides a range of condominiums and detached homes to entry level, first time move-up and empty-nest buyers in the Portland, Oregon/ Vancouver, Washington area.

The Company's actual results of operations reflect the operating activity of WestBrook, Whittaker, and Quail from the respective effective dates of their acquisitions.

The following table sets forth information relating to new orders, home closings, and sales backlog by state for the years ended December 31, 1998, 1997, and 1996. (Note that 1996 unit activity reflects the combined activity of the Company for the period May 21st through December 31st and the Combined Predecessors for the period January 1st through May 20th.)


                                     New Orders, Net                     Closings                    Backlog at December 31,
                                     ---------------                     --------                    -----------------------
                                  1998     1997    1996            1998     1997    1996              1998     1997    1996
     State
     Arizona                        92       38      24              66       37      21                34        9       8
     Colorado                      360      377     306             361      332     267               183      183     138
     Florida                       850      567     N/A             702      636     N/A               299      151     N/A
     Missouri                      462      N/A     N/A             438      N/A     N/A               188      N/A     N/A
     Nevada                        153      134      80             130       92     121                86       63      21
     North Carolina                726      522     346             692      612     318               285      250     164
     Oregon                         61      N/A     N/A              60      N/A     N/A                11      N/A     N/A
     Pennsylvania                  220       34     N/A             216       43     N/A                53       49     N/A
     South Carolina                189       72     N/A             181       53     N/A                87       80     N/A
     Texas                         904      812     654             853      811     675               300      249     163
     Virginia                       53      N/A     N/A              48      N/A     N/A                17      N/A     N/A
     Washington                     59      N/A     N/A              71      N/A     N/A                 2      N/A     N/A
     Wisconsin                     237      150     N/A             198      146     N/A                61       22      18
                                ------   ------  ------          ------   ------  ------           -------  -------    ----

         Total                   4,366    2,706   1,410           4,016    2,762   1,402             1,606    1,056     512


CONSOLIDATED RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1998 COMPARED TO THE RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1997

General

As seen in the chart above, the Company achieved net new orders of 4,366 units and 2,706 units in the years ended December 31, 1998 and 1997, a 61.3% increase. This increase is attributable to the Company's acquisitions as well as significant new order increases at the Company's operations in Arizona, Texas, and Wisconsin. At December 31, 1998, the Company has a combined backlog of 1,606 units with a dollar value of $308.8 million as compared to 1,056 units with a dollar value of $198.2 million as of December 31, 1997, which is consistent with the strong increase in new orders as stated above.

Revenue

Homebuilding revenues for the Company totaled $687.9 million for the year ended December 31, 1998 as compared to $445.3 million for the year ended December 31, 1997, an increase of 54.5%. The increase in revenue is consistent with the increase in the number of homes closed during the respective years. In 1998, 4,016 homes were closed as compared to 2,762 closings in 1997. This 45.4% increase is attributable to the Company's recent acquisitions as well as strong increases in closings in all of the markets in which the Company operates.

Additionally, the average price of units closed rose from $159,300 in 1997 to $168,600 in 1998. This increase reflects the effects of increased closings in the higher-end homes available in the Las Vegas market coupled with the Whittaker and WestBrook acquisitions whose average price of units closed since acquisition is approximately $171,000 and $296,000, respectively.

Lot sales and other revenue increased to $10.6 million in 1998 from $5.3 million in 1997. Lot sales and other revenue represented 1.5% of revenue in 1998 compared to 1.2% of revenue in 1997. The increase in this area resulted primarily from the sale of a significant number of lots from a Founding Builder's land development project in Michigan as well as the late 1997 and early 1998 acquisitions of builders who routinely develop their own lots and occasionally sell lots to other homebuilders. The Michigan project is now in its final stages with only seven remaining lots, which are expected to close early 1999. Although the Company purchases land and engages in land development activities primarily to support its own homebuilding activities, lots and land are occasionally sold to other developers and homebuilders. For example, in 1998, the St. Louis operation hosted the area "Home-a-Rama" in one of the Company's subdivisions; this project entailed selling lots to several other builders participating in the home show. The Company is currently carrying another land parcel of significant size that was under a Founding Builder's control at the time of the Offerings. This North Carolina subsidiary has generally not developed long-term land projects on its own and, therefore, actively marketed the parcel. This parcel is currently under a contingent contract awaiting final entitlement; the Company expects this parcel to be sold during 1999.

Gross Profit

The Company's gross profit as a percentage of homebuilding revenues, or gross margin, remained constant from 1997 to 1998 at 15.2%. The Company experienced increased margins at certain subsidiaries. The Company uses estimates of the total capitalized costs in order to determine the amount of costs of sales to record each year. As a result of increases in certain cost estimates at the Las Vegas subsidiary in late 1998, cost of sales at this subsidiary was increased for the fourth quarter (resulting in reduced margins). The Company expects that increased cost of sales will continue and result in reduced margins at the Las Vegas subsidiary in 1999 as well. The Company's generally strong margins in 1998 and 1997 were also depressed by acquisition accounting adjustments. Generally accepted accounting principles require that, in a purchase transaction, the acquirer write-up inventory to an estimated fair value upon acquisition. This results in increased cost of sales as the written-up inventory is closed and, therefore, decreased gross margins. Accordingly, gross margins of acquired companies are lower than they otherwise would have been. At December 31, 1998, the amount of unamortized inventory write-up is approximately $1,886,000.

Operating Expenses

Overall SG&A increased slightly as a percentage of revenue to 11.7% ($80.5 million) from 11.6% ($51.5 million) for the years ended December 31, 1998 and 1997, respectively. Selling expenses remained steady at 6.3% of homebuilding revenues while general and administrative expenses dropped slightly to 5.0% from 5.1% in 1998 and 1997, respectively.

Amortization of goodwill increased $1.5 million to $2.4 million in 1998 from $0.9 million in 1997. This is primarily due to the additional amortization resulting from the Galloway and Whittaker acquisitions.

Fortress Mortgage Operations

Fortress Mortgage, Inc. ("Fortress Mortgage"), which was formed in January of 1997, continues to open new branch operations primarily in our builder markets. At the end of the 1997, Fortress Mortgage had six operating branches and, by the end of 1998 has opened an additional eight branches for a current total of fourteen branches.

Fortress Mortgage revenue grew 123.8% to $4.7 million in 1998 compared to $2.1 million in 1997. However, pre-tax income stayed constant at $.2 million. This is largely due to the negative impact of the start-up costs incurred in conjunction with short-term growth through the aforementioned office openings. For the year ended December 31, 1998, Fortress Mortgage provided mortgages to 25.7% of the Company's closings in those markets which it serves. In those markets which Fortress Mortgage has served since 1997, the capture rate, (the percentage of closings for which Fortress Mortgage provided mortgages), for the year has increased to 54.3% in 1998 from 51.9% in 1997.

Net Income

Pre-tax income increased $7.7 million to $21.6 million in 1998 from $13.9 million in 1997, representing an increase of 55.4%. Net income for the year ended December 31, 1998 increased correspondingly to $12.8 million from $8.5 million for the year ended December 31, 1997.

Diluted earnings per share for the year ended December 31, 1998 was significantly impacted by the $5.0 million dividend paid in connection with the restructuring of the agreement between the Company and Prometheus. Under the terms of the revised agreement, Prometheus exchanged its Class AA preferred stock for new Class AAA stock. Among other attributes, the Class AAA preferred stock does not result in dilution of earnings per share similar the dilution related to the Class AA preferred stock as detailed below.

During 1998, the Class AA was convertible at $6.00 per share. However, Class AA preferred stock and the related warrants included future reset tables that provided that between September 30, 2001 and September 30, 2003, the conversion rate changed based on the then current market price of the Common Stock (See
Note 9 to the Financial Statements included herein). The dilution of earnings per share was significantly increased during 1998 due to the lower average stock value during the quarters ended December 31, 1998 and September 30, 1998. Pursuant to the current relevant accounting literature, the Company was required to report currently the potential future conversion based on the contractual reset tables and the current market price even though the holder of the Class AA preferred stock and warrants could not effect a conversion under these reset tables until September 30, 2001. Excluding the effect of the $5 million non-recurring preferred dividend and of the contingent dilution, on an adjusted basis, basic earnings per share grew 29% to $.88 per common share for 1998 from $.68 per common share for 1997. Based on the same adjustments, diluted earnings per share grew 8% to $.68 for 1998 from $.63 for 1997.

Earnings before interest, taxes, depreciation and amortization (EBITDA) increased 50.1% to $59.6 million in 1998 compared to $39.7 million in 1997. EBITDA is provided as a supplemental measurement of the Company's operating performance. EBITDA does not represent cash flows from operations as defined by GAAP and should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. In addition, EBITDA measures presented by the Company may not be comparable to other similarly titled measures of other companies.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1997 COMPARED TO THE COMBINED RESULTS OF OPERATIONS OF THE COMPANY FROM MAY 21 THROUGH DECEMBER 31, 1996 AND THE COMBINED PREDECESSORS FROM JANUARY 1 THROUGH MAY 20, 1996

No comparison has been made to 1996 actual results (the period May 21 through December 31, 1996) due to the incomparability of periods resulting from the Company's Offerings. All 1996 references to the Company in this section indicate the combined results of the Company and the Combined Predecessors.

General

As seen in the chart earlier in this section, the Company achieved net new orders of 2,706 units and 1,410 units in the years ended December 31, 1997 and 1996, an increase of 91.9%. This increase is attributable to the Company's acquisitions and an increase in net new orders in the Company's Colorado (increase of 71 units or 23.2%) and Nevada (increase of 54 units or 67.5%) operations. At December 31, 1997, the Company had a combined backlog of 1,056 units with a dollar value of $198.2 million as compared to 512 units with a dollar value of $96.0 million as of December 31, 1996, which is consistent with the strong increase in new orders as stated above.

Revenue

Revenue for the Company was $445.3 million for the year ended December 31, 1997 as compared to $276.5 million for the year ended December 31, 1996, an increase of 61.0%. The increase in revenue is consistent with the increase in the number of homes closed during the respective years. In 1997, 2,762 homes were closed as compared to 1,402 closings in 1996. This 97.0% increase is attributable to the Company's acquisitions as well as a 28.1% increase in closings in the Company's Denver and Fort Collins operations.

Offsetting the effect on the revenue of the increase in units closed was a decline in the average price of units closed, to $159,300 from $189,500 for 1997 and 1996, respectively. This decrease reflects the effects of fewer closings in the higher-end homes available in the Las Vegas market (due to a shortage of land on which to build these homes at the beginning of the year) and the Hutson and Brookstone acquisitions whose average price of units closed was approximately $109,000 and $125,000 per unit, respectively. Despite the Las Vegas slowdown in closings, the Founding Builders' unit closings were up 2.8% in 1997 compared to 1996.

Also offsetting the effect of the increase in closings was a decrease in lot sales and other revenue to $5.3 million in 1997 from $10.8 million in 1995. Lot sales and other revenue represented 1.2% of revenue in 1997 compared to 3.9% of revenue in 1996. The decrease in this area was expected and will continue as it is not the Company's policy to invest resources in land strictly for resale. One of the Founding Builders joined Fortress with a significant land development project in Michigan. The Company is currently carrying another land parcel of significant size that was under a Founding Builder's control at the time of the Offerings. This North Carolina subsidiary has generally not developed long-term land projects on its own and is, therefore, actively marketing the parcel.

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

Additionally, the Company experienced higher gross margins in its Denver and Las Vegas markets that were offset by decreased margins in Austin and Raleigh. The reduction of margins in the Texas and North Carolina markets reflected the effect of increasing competitive pressure. The Company's subsidiaries responded by implementing aggressive marketing strategies and modest price decreases to maintain volume, which have slightly impacted the Company's margins.

Operating Expenses

In June 1997, Fortress chose not to go forward with a potential acquisition of significant size. This resulted in the expensing of approximately $335,000 of acquisition costs that had previously been capitalized.

Without this non-recurring item, overall SG&A increased as a percentage of revenue to 11.5% ($51.2 million) from 10.4% ($28.7 million) for the years ended December 31, 1997 and 1996, respectively. Selling expenses increased to 6.3% ($28.0 million) from 5.9% ($16.2 million) while general and administrative expenses rose to 5.2% ($23.2 million) from 4.5% ($12.5 million) in 1997 and 1996, respectively. The increase in selling expenses as a percentage of revenue was a result of the Company's successful efforts earlier during the year to enlist outside broker services. Additionally, as previously discussed, the Company attacked tightening markets in Austin and Raleigh with new marketing strategies in order to counteract increasing competition.

Amortization of goodwill increased $865,125 to $947,883 in 1997 from $82,758 in 1996. Without goodwill amortization, general and administrative expenses as a percentage of revenue would have been 5.1% in 1997. Additionally, general and administrative expenses for 1996 are not truly comparable to those of 1997 as they do not include any adjustment for corporate expenses which would have been incurred if the Company had existed as a single public entity for the entire year. In 1997, the increase in general and administrative expenses as a percentage of revenue reflected the Company's commitment to building a corporate structure to properly integrate and oversee its growing operations. As the Company grew from ten markets at the end of 1996 to fourteen markets at the end of the same period in 1997, operational and financial management increased in order to enhance subsidiary management through strategic planning, refined budgeting processes, and identification and implementation of operational best practices and efficiencies and a standardized computer system.

Net Income

Pre-tax income decreased $.6 million to $13.9 million in 1997 from $14.5 million in 1996, representing a decrease of 4.1%. Net income for the year ended December 31, 1997 ($8.5 million) decreased from net income for the year ended December 31, 1996 ($9.5 million). However, the net income for these periods was not comparable because the 1996 net income did not include (1) a provision for income taxes as if the Predecessor Companies were combined and subject to the effective Federal statutory income tax rate throughout the period (including such a provision, unaudited pro forma net income would have been $9.0 million) or (2) any adjustment for corporate expenses which would have been incurred had the Company existed as a single public entity for the entire 12 months.

In addition, Fortress incurred significantly higher interest expense during 1997. This was consistent with the Company's investment in "non-qualified" assets, those assets for which interest must be immediately expensed. In 1997 and 1996, Fortress acquired several reputable homebuilders with solid operational histories. In most cases, these acquisitions required payments in excess of the acquired companies' book value for the goodwill that the owners' had established, an intangible asset that has long-term value. Management considers this a key investment in the growth of the Company; however, this growth does come with the added cost of the goodwill.

The Company also significantly increased its investments as a limited partner in partnerships with land developing entities and, as previously mentioned, invested in a company-wide standardized information system. These investments in the future of the Company increased the overall leverage of the Company which resulted in increased interest expense.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's operating activities involve several components, principally home construction, land development and mortgage loan origination for home purchasers. During 1998, the Company's operating activities, taken in the aggregate, generated approximately $11.5 million of cash. This positive cash flow from operating activities was partially offset by a $28.5 million increase in real estate inventories and a $4.3 million increase in mortgage loans held for resale. Additional borrowings under notes and mortgages payable secured by this higher level of assets funded all but $9.6 million of the increase in these two items (see the discussion of financing activities below). The increase in inventory levels was consistent with increases in backlog.

The majority of the Company's investing activities during 1998 related to the purchases of Whittaker and Quail as well as investments in land partnerships and property and equipment purchases that include increases in model home furnishings related assets.

The Company's financing activities generated $39.9 million of cash, consisting primarily of $24.8 million from the issuance of Class AA preferred stock and $23.2 million of net borrowings under notes and mortgages payable. The additional borrowings were used to fund the majority of the buildup of inventory and mortgage loans held for sale discussed above as part of cash flow from operations. Also included in the Company's financing activities is the payment of $7.0 million of preferred dividends, which included a $5.0 million non-recurring preferred dividend.

The Company regularly refinances existing loan agreements, executes new loan agreements and, in the case of acquisitions, assumes loans related to the assets being acquired. Approximately $439.3 million of secured financing commitments were in place at the subsidiary level at year-end. Under these credit facilities, the Company has borrowed $192.7 million at December 31, 1998. The total amount available under these commitments varies based on individual loan covenants and inventory levels.

On March 6, 1998, at a special meeting of shareholders, the Company received approval of its agreement with Prometheus. Concurrent with that approval, the Company issued $28.3 million of Class AA preferred stock. On December 31, 1998 the Company paid a non-recurring dividend to Prometheus as part of a restructuring of this agreement. The restructured agreement, which closed on February 4, 1999, among other changes, (a) reduced the Company's obligation to sell preferred stock to Prometheus from $75 million to $40 million, (b) modified the dividend rate on the $40 million outstanding from 6% to 9% and, (c) provided the Company with the right to redeem Prometheus' shares. The Company will evaluate, from time to time, the appropriateness of the redemption on the preferred stock, subject to compliance with the Senior Note Indenture, which restricts the amount of stock redemptions or repurchases.

The Company believes that funds available through the existing credit facilities coupled with the cash on hand and cash generated through operations will be adequate for the anticipated cash needs for the foreseeable future. As of December 31, 1998 the Company had cash and cash equivalents on hand of $23.1 million.

At December 31, 1998, the Company had 4,395 lots in inventory, which represents a nearly thirteen-month supply of land based on sales absorption rates during 1998. It is one of the Company's operating strategies to keep a relatively low supply of finished lots and lots under development in order to manage and minimize risk associated with land ownership. The Company utilizes land options and investments in limited land partnerships as methods of controlling and subsequently acquiring land. The Company plans to continue these practices and expects to exercise, subject to market conditions, substantially all of its option contracts. At December 31, 1998, the Company had 8,720 lots under option representing a nearly 27-month supply of land based on the same absorption rates as above.

SEASONALITY AND VARIABILITY OF RESULTS

The Company, and the homebuilding industry in general, experience significant seasonality and quarterly variability in homebuilding activity levels. The annual operating cycle generally reflects greater home new orders in the spring and autumn months and slower new orders in the winter and summer months. Closings are slowest during the first quarter and increase throughout the remainder of the year. The Company believes that this seasonality is a reflection of the impact of winter weather on construction activity and the preference of homebuyers to close on their new home either prior to the start of a new school year in the fall or prior to the holiday season.

OUTLOOK

         The Company has experienced a significant increase in new order activity during 1998 compared to 1997, particularly in the Florida market. This increase has been augmented by the Company's acquisitions during 1997 and 1998, enabling it to achieve strong new orders activity in the Charlotte, North Carolina and St. Louis, Missouri markets as well. At March 15, 1999, the Company already had 885 new orders.

          As of March 15, 1999, the Company has outstanding sales contracts of 1,918 homes in backlog. These contracts represent approximately $339 million in anticipated 1999 revenue. Management maintains a modest earnings outlook for 1999. It believes the Company is positioned to improve operations assuming stable market conditions, interest rates, job growth and consumer confidence in its homebuilding markets.

          The Company believes the successful implementation of the Company's key strategies should benefit future operating results in the long-run. The Company has addressed and continues to address key business strategies through
(i) the implementation of the Fortress Mortgage business plan, (ii) the continual focus of operational and financial management groups on the company-wide program to reduce direct construction costs as a percentage of revenue, and identification and implementation of processes to improve return on assets at the subsidiary level, the sharing of "best practices" and the implementation of an integrated computer information system, and (iii) ongoing evaluations of certain underperforming assets and alternative strategies to improve performance or redeploy funds which might be recovered from those assets.

          These evaluations may culminate in transactions which do not permit the Company to recover the asset carrying values. On March 29, 1999, the Company sold the assets of Landmark and realized a loss of approximately $2.8 million. As of December 31 1998, Landmark had total assets, including goodwill, of approximately $11 million.

         Please refer to Business- Risk Factors and the Statement on Forward-Looking Information.

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

In conjunction with its ongoing process of converting all of its builder subsidiaries to an integrated computer information system ("ICIS"), Fortress began the project of addressing the Y2K issue during 1998. The Company's project is directed at modifying or replacing portions of its existing computer systems to ensure that they will function properly with respect to dates in the year 2000 and thereafter. The Company's plan encompasses both information technology systems and non-information technology systems, such as chips embedded in its security systems, office equipment, and facilities.

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

The Company has assessed the information systems of the subsidiaries as its greatest area of business risk and, accordingly, has given this area highest priority. At December 31, 1998, the Company has completed the first phase and is well underway with phases two and three at all subsidiaries. The plan is to be through phase five at all subsidiaries early in the second quarter of 1999 and to have completed all phases throughout the Company by the end of the third quarter of 1999.

The Company's information technology ("IT") group is currently involved with its ICIS vendor performing Y2K testing on the ICIS. Even in its current operating state, several applications of the system in use now are already Y2K compliant. The most recent version, which renders the entire system Y2K compliant, is being tested in the first quarter and will be converted in the second quarter. This affects three of the Company's subsidiaries currently operating on the system. As of March of 1999, three builder subsidiaries are not Y2K compliant. Of these three, one is in the process of upgrading its current software to a Y2K compliant version. The remaining two are planned for conversion to the ICIS in the third quarter of 1999. The IT group has identified Y2K compliant upgrades for these varying non-compliant systems, which are available at a cost that would be immaterial to the Company. The main information systems at four of the Company's builder subsidiaries are currently Y2K compliant. Due to the IT group's current focus on bringing the Company into Y2K compliance, these subsidiaries will not implement ICIS until 2000. Management does not consider this delay in implementation to have a material adverse impact on the Company.

Over the last twelve months, the Company's IT group has normalized the network server and desktop operating systems, hardware platforms and network peripheral devices to equipment and software that are certified as Y2K ready. Each desktop computer in use at all builder subsidiaries has been certified to be Y2K compliant or has been identified for replacement by the end of June of 1999. Each server hardware component and operating system is certified to be Y2K ready. Each component of the subsidiary builder local area networks is compliant and the wide area network equipment and software is likewise certified. Additional Y2K assessment and testing remains for one UNIX-based system used by a single subsidiary and continued evaluation of little-used inventory systems will be completed by the end of June of 1999.

While the Company is giving greatest priority to its operating systems and those of its subsidiaries, the Company is also addressing the Y2K issues associated with the Company's telephone and voice mail systems, fax machines, copiers and other office systems integrated into the office facilities, and other equipment including embedded chips or processors. Five of the Company's largest builder subsidiaries have completed a comprehensive survey of all computer and embedded systems and are fully Y2K compliant. The remaining builder subsidiaries are scheduled to be assessed, repaired or replaced and tested by the end of June of 1999.

The Company is currently assessing whether third parties with which the Company and its operating subsidiaries have a material relationship are Y2K compliant. The Company's assessments with respect to these third party verification projects will be substantially completed as of June 30, 1999. As part of this assessment, the Company has examined its relationships with suppliers, subcontractors, financial institutions and other third parties to determine the status of their Y2K efforts as related to the Company. As a general matter, the Company is vulnerable to significant suppliers' inability to remedy their own Y2K issues. Furthermore, the Company relies on financial institutions, government agencies (particularly for zoning, building permits and related matter), utility companies, telecommunication service companies and other service providers outside of its control. While certain third parties significant to the Company's business have provided certain assurances regarding their intentions to be Y2K compliant, there is no assurance that such third parties will not suffer a Y2K business disruption. It is conceivable that such failures could, in turn, have a material adverse effect on the Company's results of operations, financial condition, and liquidity.

Costs

As the Company's Y2K project has been combined with the ICIS project, many areas of the project would have been undertaken regardless of the Y2K issue. Management estimates that the total cost of the ICIS project will be approximately $4.0 to $4.5 million; however, it is not possible to determine the portion of that amount which is specifically attributable only to the Y2K compliance work. The total amount expended on the ICIS project work from inception to December 31, 1998 was approximately $2.9 million as of December 31, 1998. The Company believes that the costs to specifically address the Y2K issue will not have a material impact on the Company's results of operations, financial condition, or liquidity for any year in the reasonably foreseeable future. The plan for the successful completion of the Company's Y2K project and the estimated total costs are based upon certain assumptions by management regarding future events, including the continued availability of qualified resources to implement the program and the cost of such resources.

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

Contingency Plan

The Company's Y2K contingency plan focused on whether it would be feasible to get non-compliant builder subsidiaries converted to the Company-wide ICIS (scheduled for conversion to the Y2K compliant version in April 1999). After carefully assessing the current progress, the Company decided that of three remaining non-compliant subsidiaries, two would upgrade their existing software to a Y2K compliant version, and the third would convert to the ICIS by the end of the third quarter of 1999. In addition, of the two subsidiaries being upgraded on their current systems, the Company has begun the conversion process which is slated for completion at the end of the third quarter of 1999.

While management expects that the company will not experience material adverse consequences in connection with the Y2K issue as it relates to its internal operating system, no assurance can be given that the system will operate as expected in the Year 2000. See "Risks" section above.

Please refer to the Statement on Forward-Looking Information.

INTEREST RATES AND INFLATION

The Company's business performance and the homebuilding industry in general can be negatively affected by the impact of inflation and the adverse effect inflation has on interest rates and the overall economic climate both nationally and in the Company's markets.

Inflation affects the Company in a number of ways including increasing the Company's cost of construction. Costs including land acquisition and development, materials and subcontractor labor, overhead and interest rates on floating rate credit facilities can all be adversely affected by inflation. In additional, inflation may reduce consumers' ability to purchase a new home, thereby adversely affecting the Company's new order flow. During 1998 and 1997, inflation has not significantly affected the performance of the Company.

While inflation has not been a significant factor in 1998 or 1997, rising inflation in the future would likely have an adverse long-term impact on the Company's business performance.

STATEMENT ON FORWARD-LOOKING INFORMATION

Certain information included within this report is forward-looking within the meaning of the Private Litigation Reform Act of 1995, including but not limited to, statements concerning growth, anticipated operating results, financial position, and liquidity and financial resources. Such forward-looking information involves important risks and uncertainties that could significantly affect actual results and cause them to differ materially from the expectations expressed herein. These risks and uncertainties include the competitive environment in which the Company operates, fluctuations in interest rates, local, regional and national economic conditions, the effect of government regulation, the availability and costs of land, the availability of capital, the availability and cost of labor and materials, changes in home prices, weather conditions and other matters addressed in Business- Risk Factors.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements are listed under Item 14(a)(1) and filed as part of this report on the pages indicated and are incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

         The information required by Part III is omitted from this Annual Report on Form 10-K and is incorporated by reference from the definitive proxy statement with respect to the 1999 Annual Meeting of Stockholders (the Proxy Statement) which the Company will file with the Securities and Exchange Commission (the Commission) not later than 120 days after the end of the fiscal year covered by this Report.


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

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K.


 (a)  Financial Statements, Schedules and Exhibits.

      1. Financial Statements




                            THE FORTRESS GROUP, INC.

                          INDEX TO FINANCIAL STATEMENTS




                                                                                                            Page
                                                                                                            ----
THE FORTRESS GROUP, INC.
     Report of PricewaterhouseCoopers LLP, Independent Accountants                                           F-1
     Consolidated Balance Sheets as of December 31, 1998 and 1997                                            F-2
     Consolidated Statement of Operations for the years ended December 31, 1998 and 1997 and
       and the period May 21, 1996 through December 31, 1996                                                 F-3
     Consolidated Statement of Shareholders' Equity for the years ended December 31, 1998
       and 1997 and the period ended December 31, 1996                                                       F-4
     Consolidated Statement of Cash Flows for the years ended December 31, 1998 and 1997
       and the period May 21, 1996 through December 31, 1996                                                 F-5
     Notes to Consolidated Financial Statements                                                              F-6

COMBINED PREDECESSOR COMPANIES
     Report of PricewaterhouseCoopers LLP, Independent Accountants                                          F-26
     Combined Balance Sheets as of May 20, 1996                                                             F-27
     Combined Statements of Operations for the period January 1, 1996 through May 20, 1996                  F-28
     Combined Statements of Shareholders' Equity for the period January 1, 1996 through May 20, 1996        F-29
     Combined Statement of Cash Flows for period January 1, 1996 through May 20, 1996                       F-30
     Notes to Combined Financial Statements                                                                 F-31


2.       Financial Statement Schedules
                    None.

3.       Exhibits

Number    Description

2.1 Agreement and Plan of Reorganization dated as of March 11, 1996 by and among the Company, Buffington Acquisition, Inc., Buffington Holdings, Inc. and the Stockholders named therein ("Buffington Merger Agreement"). (Exhibit 2.1 of the Registration Statement on Form S-1 (File No. 333-2332) effective May 16, 1996, is hereby incorporated by reference.)

2.1(a) First Amended to Buffington Merger Agreement, dated May 15, 1996. (Exhibit 2.1(a) of the Registration Statement on Form S-1 (File No. 333-2332) is hereby incorporated by reference.)

2.2 Amended and Restated Agreement and Plan of Reorganization dated as of March 11, 1996 by and among the Company, Christopher Acquisition, Inc., Christopher Homes, Custom Homes Division, Inc. and the Stockholders named therein ("Christopher Merger Agreement"). (Exhibit
           2.2 of the Registration Statement on Form S-1 (File No. 333-2332) is hereby incorporated by reference.)

2.2(a) First Amendment to Christopher Merger Agreement, dated May 15, 1996. (Exhibit 2.2(a) of the Registration Statement on Form S-1 (File No. 333-2332) is hereby incorporated by reference.)

2.3 Amended and Restated Agreement and Plan of Reorganization dated as of March 11, 1996 by and among the Company, Genesee Acquisition, Inc., The Genesee Company, The Genesee Company/Castle Pines, Ltd., The Genesee Company of Michigan, Ltd., Genesee Development Company and the Stockholders named therein ("Genesee Merger Agreement"). (Exhibit
           2.3 of the Registration Statement on Form S-1 (File No. 333-2332) is hereby incorporated by reference.)

2.3(a) First Amendment to Genesee Merger Agreement, dated May 15, 1996. (Exhibit 2.3(a) of the Registration Statement on Form S-1 (File No. 333-2332) is hereby incorporated by reference.)

2.4 Amended and Restated Agreement and Plan of Reorganization dated as of March 11, 1996 by and among the Company, Sunstar Acquisition, Inc., Solaris Development Corporation and the Stockholders named therein ("Sunstar Merger Agreement"). (Exhibit 2.4 of the Registration Statement on Form S-1 (File No. 333-2332) is hereby incorporated by reference.)

2.4(a) First Amendment to Sunstar Merger Agreement, dated May 15, 1996. (Exhibit 2.4(a) of the Registration Statement on Form S-1 (File No. 333-2332) is hereby incorporated by reference.)

2.5 Asset Purchase Agreement, dated August 31, 1996 by and among The Fortress Group, Inc., Fortress Acquisition, Inc., Landmark Homes, Inc., B. Rex Stephens, and Bobby W. Harrelson. (Exhibit 2.1 of the Current Report on Form 8-K dated September 16, 1996 is hereby incorporated by reference.)

2.6 Asset Purchase Agreement, dated February 28, 1997 by and among The Fortress Group, Inc., Fortress-Florida, Inc., DW Hutson Construction, Inc., and David Hutson. (Exhibit 10.1 of the Current Report on Form 8-K dated March 17, 1997 is hereby incorporated by reference.)

2.7 Purchase Agreement dated August 18, 1997 among The Fortress Group, Inc.; Fortress Galloway, Inc.; Don Galloway Homes, Inc.; Don Galloway Land, LLC; Galloway Limited Partnership; Thornblade, LLC, and the Persons named herein. (Exhibit 1 of the Current Report on Form 8-K dated August 27, 1997 is hereby incorporated by reference.)

2.8 Amended and Restated Purchase Agreement among the Company; Whittaker Construction, Incorporated; RRKTG Lumber, Inc.; Lewis and Clark Title Company and person named therein (Exhibit 2.1 of the Current Report on Form 8-K dated March 16, 1998 is hereby incorporated by reference.)

3.1        Amended and Restated Certificate of Incorporation of the Registrant.
           (Exhibit 3.1 of the Registration Statement on Form S-1 (File No. 333-2332) is hereby incorporated by reference.)

3.2 Certificate of Amendment of Certificate of Incorporation of the Company (Exhibit 3.1(a) of Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-2332) is hereby incorporated by reference.)

3.3 Certificate of Amendment of Certificate of Incorporation of the Company, effective March 6, 1998 (Exhibit 3.1 of the Form 8-K dated March 16, 1998 is hereby incorporated by reference.)

3.3(a)     Notice of Election to Terminate Charter Provisions (included herein)

3.4 Amended and Restated Bylaws of the Registrant. (Exhibit 3.2 of the Registration Statement on Form S-1 (File No. 333-2332) effective May 16, 1996, is hereby incorporated by reference.)

3.5        Amendments to the Company's By-laws, effective March 6, 1998 (Exhibit
           3.2 of the Form 8-K dated March 16, 1998 is hereby incorporated by reference.)

3.6 Amendment to the Company's By-laws adopted February 4, 1999 (Exhibit 2 of the Form 8-K dated March 5, 1999 is hereby incorporated by reference.)

4.2 Form of Indenture for Senior Notes. (Exhibit 4.2 of the Registration Statement on Form S-1 (File No. 333-2332) is hereby incorporated by reference.)

4.3 Form of Certificate for Senior Notes. (Exhibit 4.3 of the Registration Statement on Form S-1 (File No. 333-2332) is hereby incorporated by reference.)

           The Company is a party to a number of other instruments defining the rights of holders of long-term debt. No such instrument authorizes an amount of securities in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis. On request, the Company agrees to furnish a copy of each such instrument to the Commission.

4.3(a) Second Supplemental Indenture dated May 27, 1997 (Exhibit 4 of the Company's Quarterly Report on Form 10Q/A Amendment No. 1 for the quarter ended June 30, 1997 is hereby incorporated by reference.)

4.4 Stockholders' Agreement, dated as of April 15, 1996, by and among the Company and certain shareholders (Exhibit 10.7 to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-2332) is hereby incorporated by reference.)

4.5 Amended and Restated Warrant Agreement dated as of March 6, 1998 by and between the Company and Prometheus Homebuilders LLC (Exhibit 4.6 of the Company's Current Report on Form 8-K dated March 16, 1998 is hereby incorporated by reference.)

4.5(a) Supplemental Warrant Agreement dated as of February 4, 1999 by and between the Company and Prometheus Homebuilders LLC (Exhibit D of
           Exhibit 1 of the Schedule 13D, Amendment No. 4 filed by Prometheus Homebuilders LLC on January 12, 1999 is hereby incorporated by reference.)

4.6 Amended and Restated Stockholders Agreement, dated as of March 6, 1998, by and among the Company and the Stockholders named therein (Exhibit 4.7 of the Current Report on Form 8-K dated March 16, 1998 is hereby incorporated by reference.)

4.6(a) Second Amended and Restated Stockholders Agreement dated as of February 4, 1999 by and between the Company and Prometheus Homebuilders LLC (Exhibit C of Exhibit 1 of the Schedule 13D, Amendment No. 4 filed by Prometheus Homebuilders LLC on January 12, 1999 is hereby incorporated by reference.)

4.7 Amended and Restated Registration Rights Agreement dated as of March 6, 1998 by and between the Company and Prometheus Homebuilders LLC (Exhibit 4.8 of the Current Report on Form 8-K dated March 16, 1998 is hereby incorporated by reference.)

4.7(a) Second Amended and Restated Registration Rights Agreement dated as of February 4, 1999 by and between the Company and Prometheus Homebuilders LLC (Exhibit B of Exhibit 1 of the Schedule 13D, Amendment No. 4 filed by Prometheus Homebuilders LLC on January 12, 1999 is hereby incorporated by reference.)

4.8(a) Amended Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock of The Fortress Group Inc. (included herein)

4.8(b) Certificate of Designations, Preferences and Rights of Series D Convertible Preferred Stock of The Fortress Group Inc. (Exhibit 2 of the Current Report on Form 8-K dated August 27, 1997 is hereby incorporated by reference.)

4.8(c) Amended Certificate of Designations, Preferences and Rights of Series E 6% Convertible Preferred Stock of The Fortress Group, Inc. (Exhibit
           4.1 of the Quarterly Report on Form 10-Q for the Quarter ended March 31, 1997 is hereby incorporated by reference.)

4.8(d) Certificate of Designations, Preferences and Rights of Series F 6% Convertible Preferred Stock of The Fortress Group, Inc. (Exhibit 4.2 of the Company's Quarterly Report on Form 10-Q for the Quarter ended March 31, 1997 is hereby incorporated by reference.)

4.8(e) Certificate of Designations, Preferences and Relative, Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions thereof of Class AAA Convertible Redeemable Preferred Stock (Exhibit A of Exhibit 1 of the
           Schedule 13D, Amendment No. 4 filed by Prometheus Homebuilders LLC on January 12, 1999 is hereby incorporated by reference.)

10.1 Stock Incentive Plan. (Exhibit 10.1 of the Registration Statement on Form S-1 (File No. 333-2332) is hereby incorporated by reference.)

10.3 Incentive Compensation Plan. (Exhibit 10.3 of the Registration Statement on Form S-1 (File No. 333-2332) is hereby incorporated by reference.)

10.4(d) Employment Agreement between Christopher Homes, Custom Home Division, Inc. and J. Christopher Stuhmer. (Exhibit 10.4(d) of the Registration Statement on Form S-1 (File No. 333-2332) is hereby incorporated by reference.)

10.4(e) Employment Agreement between The Genesee Company and Robert Short. (Exhibit 10.4(e) of the Registration Statement on Form S-1 (File No. 333-2332) is hereby incorporated by reference.)

10.4(f)    Employment Agreement between Solaris Development Company and Lanold
           W. Caldwell. (Exhibit 10.4(f) of the Registration Statement on Form S-1 (File No. 333-2332) is hereby incorporated by reference.)

10.4(g)    Employment Agreement between Solaris Development Company and Lawrence
           J. Witek. (Exhibit 10.4(g) of the Registration Statement on Form S-1 (File No. 333-2 332) is hereby incorporated by reference.)

10.4       (k) Employment agreement between The Fortress Group, Inc. and George
           C. Yeonas (Exhibit 10.14 of the Company's 1997 Annual Report on Form 10K is hereby incorporated by reference.)

10.5 Directors Indemnification Agreement between The Fortress Group, Inc. and Thomas B. Buffington, J. Marshall Coleman, Charles F. Smith, Mark
           L. Fine, Steve D. Rivers, James F. McEneaney, James J. Martell, Jr.,
           J. Christopher Stuhmer, Lawrence J. Witek and Robert Short. (Exhibit
           10.5 of the Registration Statement on Form S-1 (File No. 333-2332) is hereby incorporated by reference.)

10.7 Stockholders' Agreement between Charles F. Smith, Jr., James J. Martell, Jr., Patricia Donnelly, Michael P. Kahn and Pepi A. Kahn, Co-Trustees of Kahn Grantor Trust of 1993, James F. McEneaney, Jr., James M. Pirrello, Brian McGregor, Brian Buchanan, Thomas B. Buffington, Edward A. Kirkpartrick, James M. Giddens, J. Christopher Stuhmer, Robert Short, Lanold W. Caldwell, and Lawrence J. Witek. (Exhibit 10.7 of the Registration Statement on Form S-1 (File No. 333-2332) is hereby incorporated by reference.)

10.9 Consulting Agreement between The Fortress Group, Inc., and Commonwealth Homes, Inc. (Exhibit 10.9 of the 1996 Annual Report on Form 10-K is hereby incorporated by reference.)

10.10 Lease Agreement between Christopher Homes Custom Home Division, Inc., and Towne Center Limited Partnership (Exhibit 10.10 of the Company's 1996 Annual Report on Form 10-K dated March 31, 1997 is hereby incorporated by reference.)

10.11 Lease Agreement between The Genesee Company and Genesee Holdings Corporation (Exhibit 10.11 of the Company's 1996 Annual Report on Form 10-K dated March 31, 1997 is hereby incorporated by reference.)

10.12 Asset Purchase Agreement, dated July 1, 1996 by and among The Genesee Company and Genesee Custom Homes, Inc. (Exhibit 2.1 of the Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 is hereby incorporated by reference.)

10.2 Stock Purchase Agreement dated as of August 14, 1997 by and between the Company and Prometheus Homebuilders LLC (Exhibit 1 of the
           Schedule 13D filed by Prometheus Homebuilders LLC on August 25, 1997 is hereby incorporated by reference.)

10.2(a) Amended and Restated Stock Purchase Agreement dated as of September 30, 1997 by and between the Company and Prometheus Homebuilders LLC (Exhibit 1 of the Schedule 13D, Amendment No. 1 filed by Prometheus Homebuilders LLC on October 15, 1997 is hereby incorporated by reference.)

10.2(b) Second Amended and Restated Stock Purchase Agreement dated as of February 19, 1998 by and between the Company and Prometheus Homebuilders LLC (Exhibit 10 of the Current Report on Form 8-K dated March 16, 1998 is hereby incorporated by reference.)

10.2(c) Restructuring Agreement by and among The Fortress Group, Inc., Prometheus Homebuilders LLC and the Homebuilder Stockholders listed therein dated as of December 31, 1998 (Exhibit 1 of the Schedule 13D, Amendment No. 4 filed by Prometheus Homebuilders LLC on January 12, 1999 is hereby incorporated by reference.)

21.1       List of Subsidiaries (included herein.)

23.1       Consent of Accountants (included herein.)

27.1       Financial Data Schedule (included herein.)


(b)        Reports on Form 8-K.

                  None

                                   SIGNATURES

   Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized March 30, 1999.

                                    THE FORTRESS GROUP, INC.

                                    By: /s/ George C. Yeonas
                                        ----------------------
                                    Name:  George C. Yeonas
                                    Title: Chief Executive Officer and Director

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



     Signature                          Capacity In Which Signed                                Date

/s/ George C. Yeonas                Chief Executive Officer and Director                         3/30/99
---------------------------
George C. Yeonas


/s/ Jeffrey W. Shirley              Vice President of Finance, Principal Financial               3/30/99
---------------------------         Officer and Principal Accounting Officer
Jeffrey W. Shirley


/s/ J. Marshall Coleman             Chairman of the Board and Director                           3/25/99
---------------------------
J. Marshall Coleman


/s/ Mark L. Fine                    Director                                                     3/23/99
---------------------------
Mark L. Fine


/s/ Murry N. Gunty                  Director                                                     3/25/99
---------------------------
Murry N. Gunty

/s/ Linda H. Lewis
---------------------------         Director                                                     3/30/99
Linda H. Lewis


/s/ Klaus Kretchmann                Director                                                     3/26/99
---------------------------
Klaus Kretschmann

/s/ Robert Short                    Director                                                     3/27/99
---------------------------
Robert Short



/s/ William A. Shutzer              Director                                                     3/30/99
----------------------------
William A. Shutzer

/s/ Charles F. Smith                Director                                                     3/23/99
----------------------------
Charles F. Smith

/s/ J. Christopher Stuhmer          Director                                                     3/19/99
----------------------------
J. Christopher Stuhmer


                        Report of Independent Accountants



To the Board of Directors and
Shareholders of The Fortress Group, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of The Fortress Group, Inc. and its subsidiaries at December 3l, 1998, and 1997, and the results of their operations and their cash flows for the two years then ended and for the period May 21, 1996 through December 31, 1996 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





PRICEWATERHOUSECOOPERS LLP



Washington, DC

March 11, 1999, except as to the last paragraph of Note 17, which is as of March 29, 1999

                            THE FORTRESS GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1998 and 1997
                (Dollars in thousands, except per share amounts)


                                                                                1998                           1997
                                                                                ----                           ----

                                     ASSETS

Cash and cash equivalents..............................................         $ 23,102                      $ 12,406
Accounts and notes receivable..........................................           12,714                        21,944
Due from related parties...............................................            1,378                         4,416
Real estate inventories................................................          310,706                       217,342
Land held for resale...................................................            7,954                         6,934
Mortgage loans.........................................................           15,397                        11,128
Investments in land partnerships.......................................            9,616                         6,763
Property and equipment, net............................................           13,785                        10,246
Prepaid expenses and other assets......................................           15,980                        16,678
Goodwill, net..........................................................           39,271                        23,470
                                                                                --------                      --------
       Total assets....................................................         $449,903                      $331,327
                                                                                ========                      ========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued construction liabilities..................         $ 35,501                      $ 23,172
Notes and mortgages payable............................................          292,769                       222,443
Due to related parties.................................................            3,405                           783
Accrued expenses.......................................................           16,260                        14,464
Customer deposits......................................................           10,708                         7,300
                                                                                --------                       -------
       Total liabilities...............................................          358,643                       268,162
                                                                                --------                       -------
Minority interest......................................................               67                           268
                                                                                --------                       -------
Shareholders' equity
     Preferred stock, all classes and series, $.01 par value, 1 million
     authorized (See Note 9)............................................               1                             1
     Common stock, $.01 par value, 99 million authorized,
            12,173,207 and 11,748,694 issued, respectively..............             122                           117
     Additional paid-in capital.........................................          71,313                        47,371
     Preferred subscription receivable..................................            (333)
     Retained earnings..................................................          21,311                        15,936
     Treasury stock, at cost, 265,100 and 120,100 shares, respectively..          (1,221)                         (528)
                                                                                --------                      --------

       Total shareholders' equity........................................         91,193                        62,897
                                                                                --------                      --------
       Total liabilities and shareholders' equity........................       $449,903                      $331,327
                                                                                ========                      ========




   The accompanying notes are an integral part of these financial statements.

                            THE FORTRESS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)

                                                                For the Year               For the Year           For the Period
                                                                    Ended                      Ended                   May 21-
                                                              December 31, 1998          December 31, 1997        December 31, 1996
                                                              -----------------          -----------------        -----------------

TOTAL REVENUES                                                     $692,645                   $447,374                 $210,354
                                                                   --------                   --------                 --------

HOMEBUILDING:
     Residential Sales.........................................    $677,271                   $440,006                 $200,721
     Lot sales and other.......................................      10,636                      5,305                    9,633
                                                                   --------                   --------                 --------
               Homebuilding revenues...........................     687,907                    445,311                  210,354
     Cost of sales
          Construction and land costs..........................     581,654                    375,679                  177,177
          Amortization of purchase accounting..................       1,624                      1,928                      210
           adjustments
                                                                    -------                   --------                 --------
               Gross profit....................................     104,629                     67,704                   32,967
     Selling...................................................      43,601                     27,952                   11,527
     General and administrative................................      34,534                     22,568                    8,570
     Goodwill amortization.....................................       2,395                        948                       83
                                                                   --------                  ---------                 --------
               Net operating income............................      24,099                     16,236                   12,787
                                                                   --------                  ---------                 --------
     Other expense (income):
          Interest expense.....................................       5,547                      3,396                      429
          Interest income......................................        (916)                      (336)                    (335)
          Minority interest....................................         (35)                        (6)                      92
          Other, net...........................................      (1,957)                      (531)                    (620)
                                                                   --------                  ---------                 --------
     Homebuilding income before taxes..........................      21,460                     13,713                   13,221

FINANCIAL SERVICES:
     Operating revenues........................................       4,738                      2,063
     General, administrative and other expenses................       4,592                      1,889
     Interest expense..........................................         755                        298
     Interest income...........................................        (777)                      (334)
                                                                   --------                  ---------
     Financial Services income before taxes....................         168                        210

Total income before taxes......................................      21,628                     13,923                   13,221
Provision for income taxes.....................................       8,794                      5,463                    5,013
                                                                   --------                   --------                 --------
Net income.....................................................    $ 12,834                   $  8,460                 $  8,208
                                                                   ========                   ========                 ========
Income available to common shareholders, basic.................    $  5,436                   $  7,982                 $  8,072
                                                                   ========                   ========                 ========

Income available to common shareholders, diluted...............    $  5,464                   $  8,093                 $  8,208
                                                                   ========                   ========                 ========
NET INCOME PER SHARE DATA  (See Note 10):

     Basic net income per share................................    $    .46                   $    .68                 $    .69
                                                                   ========                   ========                 ========
     Diluted net income per share..............................    $    .42                   $    .63                 $    .69
                                                                   ========                   ========                 ========
     Basic weighted average shares outstanding.................  11,818,888                 11,759,712               11,701,587
                                                                 ==========                 ==========               ==========
     Diluted weighted average shares outstanding...............  13,126,271                 12,862,171               11,919,944
                                                                 ==========                 ==========               ==========

   The accompanying notes are an integral part of these financial statements.

                            THE FORTRESS GROUP, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (In thousands)

                                                                          Additional                                      Total
                                 Shares                Amount              Paid-In   Subscription   Retained  Treasury Shareholders'
                               Preferred   Common    Preferred   Common    Capital    Receivables   Earnings   Stock      Equity
                               ---------   ------    ---------   ------    -------    -----------   --------   -----      ------
Balance at May 20, 1996.....                2,231                $  22     $ (22)

  Issuance of preferred stock         20
  Issuance of common stock,
   net of related costs.....                9,534                   96    21,747                                           $21,843
  Acquisition of Founding
    Builders' equity........                                               8,927                                             8,927
  Distributions to Founding
   Builders.................                                              (6,063)                                           (6,063)
  Sale of Genesee Custom
   Division.................                                                 258                                               258
  Redemption of preferred
   stock....................         (10)                                 (1,000)                                           (1,000)
  Preferred stock
   dividends................                                                                         $ (136)                  (136)
  Purchase of treasury
   stock....................                  (62)                                                            $ (429)         (429)
  Reissuance of treasury
   stock....................                   60                            (39)                                417           378
  Net income................                                                                          8,208                  8,208
                                      --   ------      --         ----   -------     -----          -------   ------       -------
Balance at
 December 31, 1996..........          10   11,763                 $118   $23,808                    $ 8,072   $  (12)      $31,986

  Issuance of preferred
   stock....................         144               $1                 23,828                                            23,829
  Amortization of discount on
   preferred stock                                                           263                                               263
  Cancellation of preferred
   stock....................          (3)                                   (315)                                             (315)
  Preferred stock
    dividends...............                                                                           (461)                  (461)
  Imputed preferred
   stock dividend...........                                                  17                        (17)
  Issuance of common
   stock....................                   69                            336                                               336
  Adjustment of stock
   guarantee................                                                 (57)                                              (57)
  Common stock dividends
   declared.................                                                                           (118)                  (118)
  Purchase of treasury
   stock....................                 (203)                             2                              (1,028)       (1,026)
  Retirement of treasury
   stock....................                                        (1)     (511)                                512
  Net income................                                                                          8,460                  8,460
                                     ---   ------      --         ----   -------     -----          -------    ------      -------
Balance at
 December 31, 1997..........         151   11,629      $1         $117   $47,371                    $15,936    $(528)      $62,897

Issuance of preferred
 stock......................          53                                  27,301     $(500)                                 26,801
Cancellation of
 preferred stock............          (1)                                    (50)                                              (50)
Redemption of
 preferred stock............         (35)                                 (3,534)                                           (3,534)
Conversion of
 preferred stock............         (19)     339                    4      (327)                                             (323)
Preferred stock
 dividend...................                                                                         (7,330)                (7,330)
Imputed preferred
 stock dividend.............                                                  68                        (68)
Issuance of common stock....                   85                    1       459                                               460
Common stock dividends
 declared...................                                                                            (61)                   (61)
Vesting of non-qualified
 options....................                                                  25                                                25
Purchase of treasury
 stock......................                  (145)                                                               (693)       (693)
Subscription receivable
 relief.....................                                                           167                                     167
Net income..................                                                                         12,834                 12,834
                                     ---    ------      --        ----   -------     -----           ------    -------      -------
Balance at
 December 31, 1998..........         149    11,908     $ 1        $122   $71,313     $(333)         $21,311    $(1,221)    $91,193
                                     ===    ======     ===        ====   =======     =====          =======    =======      =======

   The accompanying notes are an integral part of these financial statements.

                            THE FORTRESS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                              For the Year                  For the Year            For the Period
                                                                  Ended                        Ended                     May 21-
                                                             December 31, 1998             December 31, 1997       December 31, 1996
                                                             -----------------             -----------------       -----------------
Cash flows from operating activities
   Net income.............................................      $ 12,834                      $  8,460                   $ 8,208

Adjustments to reconcile net income to net cash provided
   by (used in) operating activities:
   Depreciation and amortization..........................         9,170                         5,304                       741
   Minority interest......................................           (35)                           (6)                       93
   (Gain) loss on sale of property and equipment..........           (96)                           45                        19
   Changes in operating assets and liabilities
     Accounts receivable..................................         9,883                       (10,277)                   (7,586)
     Due from related parties.............................         1,406                         2,761                      (403)
     Real estate inventories..............................       (28,487)                        1,116                       829
     Land held for resale.................................        (1,020)                       (6,934)
     Mortgage loans.......................................        (4,269)                      (11,128)
     Prepaid expenses and other assets....................         1,370                           837                    (2,164)
     Accounts payable and accrued construction
      liabilities ........................................         6,934                         3,471                    (5,205)
     Accrued expenses.....................................         1,816                         4,309                     1,539
     Customer deposits....................................         1,992                           545                    (2,123)
                                                                 -------                       --------                  -------
       Net cash provided by (used in) operating activities        11,498                        (1,497)                   (6,052)
                                                                 -------                       --------                  -------
Cash flows from investing activities
   Acquisition of homebuilders, net of acquired cash......       (27,616)                      (19,976)                   (3,036)
   Payment of contingent consideration....................        (2,034)
   Sale of Genesee Custom Homes division..................                                                                   253
   Conversion of preferred stock..........................          (324)
   Redemption of preferred stock..........................        (1,500)
   Purchase of property and equipment.....................        (6,841)                       (6,933)                   (1,979)
   Proceeds from sale of property and equipment...........           438                           267                        31
   Investment in limited partnerships.....................        (2,853)                       (6,763)
                                                                 -------                       --------                  -------
       Net cash used in investing activities..............       (40,730)                      (33,405)                   (4,731)
                                                                 -------                       --------                  -------
Cash flows from financing activities
   Borrowings under notes and mortgages payable...........       685,844                       357,304                   172,461
   Repayment of notes and mortgages payable...............      (662,651)                     (332,759)                 (152,824)
   Related party borrowings...............................           118                           193
   Repayment of related party borrowings..................          (483)                         (363)                   (2,941)
   Proceeds from issuance of common stock, net                                                                            21,843
   Proceeds from issuance of Class AA Preferred
    Stock, net ...........................................        24,813                         9,958
   Proceeds from Employee Stock Purchase Plan.............            86                            14
   Deferred financing costs...............................                                      (1,882)                   (2,694)
   Capital distributions to predecessor shareholders......                                                                (6,063)
   Distributions to minority interest.....................                                                                (1,274)
   Preferred stock redemption.............................                                                                (1,000)
   Preferred dividends....................................        (7,017)                         (110)                     (109)
   Common dividends.......................................           (89)                          (89)
   Purchase of treasury stock.............................          (693)                       (1,170)                     (429)
                                                                 -------                       -------                   -------
       Net cash provided by financing activities..........        39,928                        31,096                    26,970
                                                                 -------                       -------                   -------

Net increase (decrease) in cash and cash equivalents......        10,696                        (3,806)                   16,187
Cash and cash equivalents, beginning of period............        12,406                        16,212                        25
                                                                 -------                       -------                   -------
Cash and cash equivalents, end of period .................       $23,102                       $12,406                   $16,212
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

In August 1996, the Company sold the Custom Home Division of Genesee ("Genesee Custom") to a director. No gain or loss was recognized in conjunction with this sale. (See Note 11 - Related Party Transactions.)

In March of 1999, the Company sold the assets of Landmark, thereby exiting the Wilmington and Myrtle Beach markets. (See Note 17-Subsequent events.)

In January 1997, Fortress formed Fortress Mortgage, Inc. ("Fortress Mortgage"), a wholly-owned subsidiary, to provide a mortgage lending source to the Company's builder subsidiaries as an ancillary benefit. Fortress Mortgage is licensed as a mortgage banker in Alaska, California, Colorado, Florida, Missouri, Nevada, North Carolina, Oregon, Pennsylvania, South Carolina, Texas, Virginia, Washington and Wisconsin.

Based on its internal reporting methods, the Company has determined that its two reportable segments are homebuilding and financial services. The Company's various homebuilding subsidiaries comprise the homebuilding segment. These subsidiaries engage in acquiring or developing land primarily on which to build residential for-sale housing. Fortress Mortgage is the financial services segment. Its function is to originate mortgage loans primarily to the buyers of homes constructed by the homebuilding segment of the Company.

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

Certain prior period amounts have been reclassified to conform to the current year presentation.

General Policies

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

Beneficial conversion feature

In accordance with Emerging Issues Task Force Topic D-60, Accounting for the Issuance of Convertible Preferred Stock and Debt Securities with a Nondetachable Conversion Feature, the Company recorded a $274,000 "discount" for the 11,700 shares of Class AA convertible preferred stock issued during 1997. (See description of preferred stock in Note 9 - Shareholders' Equity.) As required by Topic D-60, the Company is amortizing this discount using the effective interest method from the date of issuance, September 30, 1997, through the date at which the Class AA conversion features are subject to adjustment, September 30, 2001. This amortization is recognized as an additional return to the preferred shareholders (see Note 10 Earnings per Share) and is included in the Statement of Shareholders' Equity for the years ended December 31, 1998 and 1997 as an "imputed preferred stock dividend."

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

New accounting pronouncements

In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-1
(SOP), "Accounting for the Costs of Software Developed or Obtained for Internal Use". This SOP is effective for financial statements for the periods beginning after December 15, 1998. The Company will adopt SOP 98-1 beginning in 1999. Adoption of this standard is not expected to have a material impact on the Company.

Homebuilding Segment Policies

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

Real estate inventories and cost of sales

Real estate inventories are carried at cost which is less than fair value as measured in accordance with Statement of Financial Accounting Standards ("SFAS") SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. Costs incurred which are included in inventory consist of land, land development, direct and certain indirect construction costs, capitalized interest during the period of development through the completion of construction, real estate taxes, direct model construction costs, and related improvements.

At the time of revenue recognition, cost of sales is charged with the actual construction costs incurred and any specifically identified estimate to complete, plus an allocation of the total estimated cost of land and land development, interest, real estate taxes and any other capitalizable common costs based on the relative sales value method of accounting.

Certain components of cost of sales, particularly those pertaining to land development, are based on management estimates of the total expected costs of an ongoing project. These estimates are subject to change.

Warranty Costs

The Company generally provides a one-year limited warranty of workmanship and materials with each of its homes. Accordingly, a warranty reserve, based on the Company's historical experience, is provided as residential sales are closed. Warranty reserves are included in "accrued expenses", and amounted to approximately $2.0 million and $1.2 million as of December 31, 1998 and 1997, respectively.

Investments in land partnerships

The Company records its investments in land partnerships in which it holds less than a majority interest under the equity method of accounting.

Option deposits

The Company enters into option agreements that allow the takedown of land under the specified terms. When a deposit is required, the Company records the deposit amount in "other assets." When the land is taken down, the deposit becomes part of the cost basis of the land and is reclassified as land inventory. If the decision is made not to take down the land, the deposit is expensed. Option deposits totaling approximately $8.1 million and $8.7 million are included in "other assets" at December 31, 1998 and 1997, respectively.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of assets acquired and is being amortized over periods ranging from five to twenty years. Accumulated amortization at December 31, 1998 and amortization expense for the year then ended were $3,425,807 and $2,395,166, respectively. Accumulated amortization at December 31, 1997 and amortization expense for the year then ended were $1,030,641 and $947,883, respectively. Accumulated amortization at December 31, 1996 and amortization expense for the period May 21 through December 31, 1996 was $82,758. If facts and circumstances dictate, the Company evaluates the recoverability of goodwill based on the estimated future undiscounted cash flows associated with the assets. In the event that the analysis indicates that the carrying value of goodwill is impaired, it would be written down to its estimated fair value.

Minority interest

Certain of the Company's subsidiaries are participants in real estate joint ventures in which parties unrelated to the Company own a minority interest. Joint venture profits are allocated to the Company and the other partners according to their respective ownership.

Financial Services Segment Policies

Mortgage income

SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases, requires the deferral of loan origination income and direct loan origination costs over the estimated life of the loans. The Company defers the loan fees and costs and recognizes them at the time of sale of the loans. A total of $103,229 and $1,813 was recorded as part of the loans held for sale balance for unamortized loan origination fees and costs recognized under SFAS No. 91 as of December 31, 1998 and 1997, respectively.

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

The Company does not retain servicing on loans sold.

Mortgage loans

Mortgage loans held for sale to nonaffiliated investors are recorded in the aggregate at the lower of cost or market. Fair value is based upon contractually established prices at which mortgage loans will be sold or, if loans are not committed for sale, at current market prices. Mortgage loans associated with construction loans consist of draws that have been funded under a specific program developed for borrowers buying upper-end homes in Nevada. No valuation allowance was required at December 31, 1998 or 1997.


NOTE 3 - ACQUISITIONS

Effective January 1, 1998, the Company acquired certain assets and assumed certain related indebtedness of WestBrook. Additionally, the Company acquired the stock of Whittaker and Quail effective March 1, 1998 and April 1, 1998, respectively. The initial purchase price for these acquisition totaled $86.7 million consisting of cash of $30.0 million, short-term notes of $0.5 million, preferred stock with a liquidation value of $2.0 million, and assumption of liabilities totalling $54.2 million.

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

In each of these acquisitions, the purchase price was allocated first to record assets and liabilities at fair value on the acquisition date; the remaining excess purchase price was recorded as goodwill. Cost of goods sold for the years ended December 31, 1998 and 1997 and the period May 21 through December 31, 1996 included $1,624,000, $1,928,000 and $210,000 related to the allocation of the purchase price to inventory.

Most of the Company's acquisition agreements include earnout provisions, by which the seller(s) may receive future consideration based upon the operational results of the purchased business. These provisions generally extend two to four years past the purchase date and are calculated as a set percentage of operational results in excess of operational goal "hurdles." In each of the acquisitions including earnout provisions, the earnout consideration has been and will be accounted for as additional purchase price and, accordingly, increase the goodwill related to the acquisitions and be amortized over the corresponding remaining goodwill amortization periods. Under these provisions, the Company is committed to earnout payments of a minimum of $1.0 million per year in the form of Series C preferred stock through the year 2001. (See Note 9
- Shareholders' Equity.) In addition, pursuant to these agreements, the Company has recorded additional purchase price for earnouts in the amount of approximately $3.8 million, $2.8 million and $0 for the years ended December 31, 1998 and 1997 and the period May 21 through December 31, 1996, respectively.

The Company's unaudited pro forma summary consolidated results of operations for the year, as if the significant acquisitions (Hutson, Galloway and Whittaker) had occurred at January 1, 1997 and excluding the amortization of the purchase accounting adjustments for the step-up of inventory, are presented below. Additionally, the issuance of 40,000 shares of Class AA convertible preferred stock, which provided financing for the acquisitions of Galloway and Whittaker, has been factored into the earnings per share calculations for both periods. In preparing the unaudited pro forma information, various assumptions were made, and the Company does not purport this information to be indicative of what would have occurred had these transactions been made as of January 1, 1997.

                                                    Year Ended December 31,
                                                     1998            1997
                                                     ----            ----
                                                   (unaudited, in thousands,
                                                   except per share amounts)

     Revenue                                        $702,040       $587,209
     Net income                                       14,231         15,022
     Net income per share                                .56           1.06
     Net income per share - assuming dilution*           .51            .71

*Assuming that the Class AA converts at its stated conversion price of $6 per share and without the $5.0 million dividend to Prometheus relating to the restructuring agreement, the unaudited pro forma basic earnings per share would be $.99 and $1.06 and the unaudited pro forma diluted earnings per share would be $.71 and $.74 for the years ended December 31, 1998 and 1997, respectively. See Note 9- Shareholders' Equity.


NOTE 4 - SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information are as follows (in thousands):

                                            For the Year        For the Period
                                         Ended December 31,      from May 21 -
                                          1998       1997      December 31, 1996
                                          ----       ----      -----------------

     Cash paid for the following:
      Interest                           $32,415    $25,311          $11,214
      Income taxes                       $10,838     $3,721           $4,958


Significant non-cash transactions

     In connection with acquisitions, the Company paid the following in the form of the Company's common and preferred stock during 1998 and 1997:
         (Dollars in thousands)

                                                          1998        1997
                                                          ----        ----

       Preferred Shares                                  19,881     128,854
       Common Shares                                          0      65,000
       Amount                                            $1,988     $13,535

     Also in connection with acquisitions, the following contingent consideration amounts ("earnouts") were recorded as non-cash transactions.

                                                          1998        1997
                                                          ----        ----
       Applied against amounts advanced
        to sellers at acquisition                        $1,393        $750

       Recorded as due to related parties at year end    $2,372


NOTE 5 - REAL ESTATE INVENTORIES

Real estate inventories are summarized as follows (in thousands):

                                                         December 31,
                                                 1998        1997          1996
                                                 ----        ----          ----
   Work-in-progress
     Sold homes                               $112,001     $ 81,225     $ 38,547
     Speculative                                68,288       45,058       44,669
                                              --------     --------     --------
      Total work-in-progress                   180,289      126,283       83,216

   Land
     Finished lots                              76,824       43,585       34,671
     Land under development                     33,454       39,666       13,930
     Unimproved land held for development        6,407        1,084        1,009
                                              --------     --------     --------
      Total land                               116,685       84,335       49,610

   Lumber yard inventory                         2,223
   Model homes                                  11,509        6,724       11,280
                                              --------     --------     --------

                                              $310,706     $217,342     $144,106
                                              ========     ========     ========

Model homes are constructed to assist in the marketing effort of a development. Speculative homes, included above in work-in-progress, represent both completed and under-construction, non-model homes which are not subject to a sales contract. Both work-in-progress and model homes include the allocation of land, land development, and other allocable costs.


NOTE 6 - INTEREST

Information regarding interest is as follows (in thousands):

                                                                 1998         1997           1996
                                                                 ----         ----           ----
   During the years ended December 31, 1998 and 1997
    and the period May 21 through December 31, 1996:
     Interest incurred                                        $ 32,444      $ 24,918      $ 12,930
     Interest capitalized                                      (26,142)      (21,224)      (12,314)
     Interest amortized to cost of sales                        24,271        17,288         9,704
                                                              --------      --------      --------


       Total interest expensed in statement of operations     $ 30,573      $ 20,982      $ 10,320
                                                              ========      ========      ========

   At December 31, 1998, 1997 and 1996:
     Capitalized interest in ending inventory                 $ 23,426      $ 17,906      $ 12,159
                                                              ========      ========      ========

NOTE 7 - PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows (in thousands):

                                                                          December 31,
                                                                  1998        1997          1996
                                                                  ----        ----          ----
     Buildings                                                  $   410
     Model home upgrades and furnishings                          9,862     $ 7,957       $ 1,845
     Equipment and furniture                                      9,468       4,749         2,564
     Vehicles                                                     1,323         509           468
     Leasehold improvements                                       1,602       1,524           725
                                                                -------     -------       -------
                                                                 22,665      14,739         5,602
     Less:  Accumulated depreciation and amortization            (8,880)     (4,493)       (2,059)
                                                                -------     -------       -------
                                                                $13,785     $10,246       $ 3,543
                                                                =======     =======       =======

NOTE 8 - NOTES AND MORTGAGES PAYABLE

Notes and mortgages payable consist of the following (in thousands):

                                                                          December 31,
                                                                  1998        1997          1996
                                                                  ----        ----          ----
    13.75% Senior Notes due 2003                                $100,000    $100,000      $100,000
    Project specific land, land development and
        construction loans                                       180,144     111,318        38,613
    Mortgage warehouse lines of credit                            14,408      15,546
    Other loans                                                    3,069       1,556         1,523
                                                                --------    --------      --------
                                                                 297,621     228,420       140,136
    Less:  Unamortized debt issuance costs                        (4,852)     (5,977)       (4,563)
                                                                --------    --------      --------
                                                                $292,769    $222,443      $135,573
                                                                ========    ========      ========

The Company pays interest on the Senior Notes in arrears on May 15 and November 15 of each year at the rate of 13.75% per annum. The Senior Notes may not be redeemed at any time prior to maturity. The Senior Notes are unsecured and rank pari passu with, or senior in right of payment to, all other existing and future unsecured indebtedness of the Company. The Senior Notes, however, are effectively subordinated to secured debt of the Company to the extent of any collateral, as well as to the Company's subsidiaries indebtedness. The Company is required to maintain a consolidated tangible net worth of at least $15 million and other financial covenants, as defined, in the Senior Note Indenture. The Company was in compliance with all financial covenants at December 31, 1998.

In addition, the Senior Note Indenture restricts certain payments including dividends and repurchases or redemptions of stock. As of December 31, 1998, the Company had in excess of $10 million available for such payments. However, the Company may make payments such as those described above from cash generated from subsidiaries or other assets designated as "unrestricted", as defined in the Senior Note Indenture.

The loan agreements for project specific land, land development and construction loans are secured by a lien on the applicable residential development project or a specific unit under construction. Repayment of the loans are generally due upon sale of the collateral property. The loans bear interest at annual variable rates ranging from 2.5% over the London InterBank Offered Rate (LIBOR) to 1.25% over prime rate and fixed rates generally from 8.0% to 12.0%. Certain of the subsidiary credit facilities contain covenants that limit the Company's overall ratio of debt to tangible net worth, and other covenants including minimum tangible net worth, current ratio and interest coverage. In addition, many of the credit facilities include similar covenants at the subsidiary level. The Company and its subsidiaries were in compliance with all such covenants as of December 31, 1998.

The Company's mortgage subsidiary has two lines of credit outstanding for the purpose of originating loans. The lines of credit are secured by the mortgage loans held for sale and are repaid upon sale of the mortgage loans. These lines bear interest at variable rates ranging from 1.5% over the Euro rate to 2.0% to 3% over the Fed Funds rate based on the type of loan and lending requirements. At December 31, 1998, the Fed Funds rate was 4.07%, and the Euro rate was 5.00%. The warehouse line of credit matures March 30, 1999, and is expected to be renewed for an additional one-year period. The aggregate commitment available at December 31, 1998 was $20,000,000. A second line is for short-term borrowing and does not have a set expiration date.

One of the Company's subsidiaries has a line of credit for the purpose of purchasing lumber yard inventory. The line of credit matures October 1, 1999 and bears interest at prime minus 1/2%. At December 31, 1998, the total commitment available is $2 million with $1.65 million outstanding. This outstanding portion is included in "other loans" above. The remainder of "other loans" consists primarily of debt financed corporate insurance policies which bear interest at rates ranging from 6.8% to 7.8%.

Principal maturities of the above indebtedness at December 31, 1998 are as follows (in thousands):

    Year Ended December 31,
    -----------------------

           1999                                    $175,451
           2000                                      12,949
           2001                                       8,757
           2002
           2003                                     100,464
           Thereafter                              --------
                                                   $297,621
                                                   ========


NOTE 9 - SHAREHOLDERS' EQUITY

Preferred stock

The Company has authorized 1 million shares of $.01 par value preferred stock. The following are the Company's classes and series of preferred stock, amounts designated, and amounts outstanding at December 31, 1998 and December 31, 1997:

     Class AA cumulative convertible (rate of 12% per annum decreased to 6% on March 6, 1998), 53,333 designated, 40,000 and 11,700, respectively, issued and outstanding ($40 million initial liquidation preference)
     Series A 11% cumulative convertible, 20,000 designated, 0 and 10,000, respectively, issued and outstanding
     Series B convertible, 40,000 designated, 0 and 8,854, respectively, issued and outstanding
     Series C convertible, 70,000 designated, 39,656 and 60,000, respectively, issuable (See below)
     Series D convertible, 67,500 designated, 45,000 and 60,000, respectively, issued and outstanding ($4,500,000 aggregate liquidation preference)
     Series E convertible, 50,000 designated, 19,381 and 0, respectively, issued and outstanding ($1,938,100 aggregate liquidation preference)
     Series F convertible, 5,000 designated, 5,000 and 0, respectively, issued and outstanding ($500,000 aggregate liquidation preference)

Class AA

Effective September 30, 1997, the Company executed the first closing related to its agreement with Prometheus Homebuilders LLC (Prometheus). In connection with this agreement to sell Prometheus $75 million in preferred stock ($40 million in Class AA and $35 million in Class AB), the Company designated 53,333 shares of Class AA Convertible Preferred Stock. The Company, through its Restructuring Agreement (see below) extinguished its obligation to sell the Class AB stock. The Class AA preferred shares carried a cumulative 12% return per annum, until the second closing at which time the rate was reduced to 6% per annum, calculated on the liquidation value of $1,000 per share. The Class AA preferred stock was convertible, in whole or in part, at the option of the holder, into

Common Stock, at an initial conversion price of $6.00 per share, subject to certain adjustments. The conversion price was subject to decrease, at the option of the holder between September 30, 2001 and September 30, 2003, if the average prior 60-day closing price of the Company's common stock (the Adjustment Price) is $12.00 per share or less. The amount of adjustment was to vary based on the average closing price of the common stock. Prometheus was to have had the right, during this period, to elect to adjust up to five times per year the conversion price for the Class AA preferred stock, by reference to the then prevailing Adjustment Price as follows:

                    Adjustment                          Conversion
                     Price(s)                            Price(s)
                     --------                            --------
                  $10.01 - 12.00                          $5.50
                    5.00 - 10.00                           5.25
                    4.01 - 4.99                            3.00
                    2.01 - 4.00                            2.00
                    0.00 - 2.00                            1.00

Concurrent with the second closing that occurred March 6, 1998, the Company acquired the option to require conversion of all, but not less than all, of the Class AA preferred stock into common stock if the average closing price of the common stock for the 90 days preceding such conversion was $12.00 per share or more. In either case, the conversion price was subject to certain antidilution adjustments. The Company did not have the right to redeem the Class AA preferred stock. The holders of Class AA preferred stock had voting rights on an as-converted basis equal to the holders of common stock.

Subsequent to the March 6, 1998 closing, the holders of Class AA preferred stock were entitled elect additional directors sufficient to constitute a majority of the Board and all committees of the Board in the event that on any date that is 60 days after the end of a fiscal quarter both (a) the average trading price of the common stock is less than $4.375 per share (as adjusted) and (b) the percentage change in the Company's earnings before interest expense, income taxes and extraordinary or non-recurring items (EBIT) per share for the most recent two fiscal quarters as measured against the same two fiscal quarters of the prior year is less than the percentage change in the EBIT per share for a specified comparable group of companies for the two most recent fiscal quarters as measured against the same two fiscal quarters of the prior year. This right was to continue until such time as neither of the conditions existed for two consecutive fiscal quarters.

Under a Restructuring Agreement dated December 31, 1998 between the Company and Prometheus, the Company agreed to issue to Prometheus, effective February 4, 1999, 40,000 shares of Class AAA Redeemable Convertible Preferred Stock having an initial liquidation value of $40,000,000 in exchange for the outstanding 40,000 shares of Class AA Convertible Preferred Stock having a liquidation value of $40,000,000 held by Prometheus. This exchange was effective February 4, 1999. In connection with the restructuring agreement, the Company paid $ 5 million as a non-recurring dividend on December 31, 1998. (See Note 17 - Subsequent Events.)

Series A

As part of the acquisition of the Combined Predecessors, 20,000 shares were issued in 1996 as Series A 11% cumulative convertible non-voting preferred stock. The preferred stock is restricted from converting into common stock for the first two years that the shares are issued and outstanding. The conversion rate of the shares is the lesser of $9.00, the price of the common stock Offering, or 75% of the lowest closing price during the thirty days immediately preceding the date of conversion. The Company had the right to redeem all of the preferred stock prior to conversion at a redemption price equal to the liquidation value plus any accumulated but unpaid dividends; the 10,000 shares outstanding at December 31, 1997 were converted during the second quarter of 1998.

Series B

In connection with the Hutson acquisition, Fortress issued 12,000 shares of Series B convertible preferred stock with a liquidation value of $100 per share. As a result of post-closing audit adjustments to the purchase price, 3,146 of these shares were subsequently cancelled during 1997. During 1998, these preferred shares were converted into common stock and cash with a total value of $100 per share.

Series C

Also in connection with the Hutson acquisition, Fortress agreed to issue 60,000 shares (70,000 authorized) of Series C convertible preferred stock on an annual basis over a period not to exceed six years ($6 million liquidation preference). The amount of each annual issuance will be based upon future earnings of Hutson. In 1998, the acquisition agreement was amended to allow the Company to pay the earnout in cash or Series C preferred stock. The stock has been treated as outstanding for the purpose of calculating earnings per share; however, it will only be legally outstanding upon issuance. The Series C preferred stock is convertible into common stock based on $100 liquidation value per Series C share, payable in common stock, cash, or a combination of both, at the option of Fortress. The 1997 earnout was paid in cash during 1998. Thus, at December 31, 1998, 39,656 shares remain issuable. During the first quarter of 1999, 21,163 Series C preferred shares were issued in accordance with the Hutson acquisition agreement.

Series D

In connection with the Galloway acquisition, Fortress issued 60,000 shares of Series D convertible preferred stock with a liquidation value of $100 per share ($6 million aggregate liquidation preference). Each Series D share is convertible into ten shares of common stock. Series D shares are redeemable at the option of the holder up to 25% each year, cumulative, over a four-year period. However, the shares can be redeemed in cash, common stock or a combination of both equal to the $100 per share liquidation value. The allocation between common stock and cash is at the sole option of Fortress. During 1998, 15,000 shares were redeemed resulting in 45,000 shares outstanding at December 31, 1998.

Series E

The Company has designated 50,000 shares as Series E 6% cumulative, convertible preferred stock ("Series E") with a liquidation value of $100 per share. In connection with the WestBrook and Quail acquisitions, the Company issued 19,881 shares of Series E. The purchase price was subsequently adjusted and 500 Series E shares were returned to the Company. Each Series E share is convertible into ten shares of common stock at any time at the option of the holder. After the common stock has traded for $10.00 per share or more for ten consecutive business days, the Company may require the conversion of the Series E at the same 10-for-1 conversion rate. At the option of the holder, the Company may be required to redeem up to 20% of the total number of shares initially issued each year beginning with the first anniversary of the date of issuance in cash or common stock at the Company's option. The holder's redemption right is cumulative.

Series F

In connection with the Whittaker acquisition, the Company loaned $500,000 and then sold 5,000 shares of Series F 6% Cumulative Convertible Preferred Stock ("Series F") with a liquidation value of $100 per share to a key member of management at Whittaker. The loan bears interest at 6% which is offset by the 6% dividend rate on the Series F. The Series F is convertible, based on the future earnings of the acquired business, for a period of 60 days commencing on February 15, 1999, 2000, and 2001 at the closing price of the Common Stock on the Closing Date and the first and second anniversaries of the Closing Date, respectively. The loan has been accounted for as a subscription receivable in the equity section of the Company's balance sheet and will be reduced based on the future earnings of the acquired business. At December 31, 1998, 5,000 shares were outstanding.

Common stock

In May 1996, the Company completed an offering of 3,000,000 shares of common stock (300,000 additional shares were issued in June 1996 pursuant to the underwriter's overallotment option) for total net proceeds of approximately $21.8 million. The proceeds were used together with proceeds from the issuance of the Senior Notes (see Note 8 - Notes and Mortgages Payable) to retire borrowings of the subsidiaries as well as for general corporate purposes.

In November 1996, the Company's Board of Directors approved a stock repurchase plan authorizing the purchase of up to 350,000 shares of the Company's currently outstanding common stock. Such repurchases are effected at various prices from time to time in the open market. During the years ended December 31, 1998 and 1997 and the period ended December 31, 1996, the Company has repurchased 145,000, 202,500 (of which 60,000 were acquired pursuant to an acquisition agreement) and 61,700 shares, respectively, 84,100 of which were subsequently canceled and 60,000 of which were reissued.

In March 1997, the Company established a dividend policy including the initiation of a cash dividend of $.01 per share annually, payable quarterly, as permitted under the Indenture. During 1997, the Board of Directors declared quarterly dividends in accordance with this policy. During the third quarter of 1998, this policy was cancelled. There were no unpaid common stock dividends at December 31, 1998.

Warrants

Under the agreement with Prometheus, the Company issued warrants to purchase a minimum of 375,000 shares of common stock to Prometheus. The warrants were exercisable between September 30, 1999 and September 30, 2004, at an exercise price of $7.00 per share of common stock, subject to adjustment between September 30, 2001 and September 30, 2003 based on the Adjustment Price. The following table shows the changes in the exercise price and the number of shares of common stock into which each warrant would have converted upon exercise of the warrants during this period:

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

The exercise price and the number of shares of common stock into which each warrant would have converted were also subject to certain antidilution adjustments.

In connection with the issuance of the Class AAA preferred stock and the amendment of the Supplemental Warrants in the first quarter of 1999, Prometheus surrendered for cancellation the outstanding warrants to purchase 375,000 shares of the Company's common stock. (See Note 17 - Subsequent Events.)

NOTE 10 - EARNINGS PER SHARE

The following table reconciles the numerators (income) and the denominators (shares) used to calculate the basic and diluted earnings per-share (in thousands):

                                                  For the Year Ended December 31,        For the Period May 21-
                                                     1998                  1997             December 31, 1996
                                                     ----                  ----             -----------------
Net income                                        $   12,834                8,460               $    8,208

Less: Preferred stock dividends                       (7,330)                (461)                    (136)
Less: Imputed preferred stock dividend                   (68)                 (17)
                                                  ----------           ----------               -----------

Income available to common shareholders           $    5,436           $    7,982               $    8,072
                                                  ==========           ==========               ==========

Basic EPS
Income available to common
     shareholders                                 $    5,436           $    7,982               $    8,072
Weighted average number of
     common shares outstanding                    11,818,888           11,759,712               11,701,587
                                                  ----------           ----------               ----------

Basic earnings per share                          $      .46           $      .68               $      .69
                                                  ==========           ==========               ==========

Diluted EPS
Income available to common
     shareholders, basic                          $    5,436           $   $7,982               $    8,072

Plus preferred stock dividends                            28                  111                      136
                                                  ----------           ----------               ----------

Income available to common
     shareholders, diluted                        $    5,464           $    8,093               $    8,208
                                                  ==========           ==========               ==========

Weighted average number of
     common shares outstanding                    11,818,888           11,759,712               11,701,587

Effect of dilutive securities--
     Preferred stock                               1,120,003            1,018,564                  218,357
     Options                                           4,183               11,753
     Warrants                                        197,162               72,142
                                                  ----------           ----------               ----------

Weighted average number of
     common shares outstanding, diluted           13,140,236           12,862,171               11,919,944
                                                  ==========           ==========               ==========

Diluted earnings per share                        $      .42           $      .63               $      .69
                                                  ==========           ==========               ==========

The Company's intention upon conversion or redemption (as the case may be) of Series B, C and D preferred stock (See Note 9 - Shareholders' Equity) is to issue common stock on the basis of the 10-for-1 conversion ratio contemplated in the respective agreements and to pay cash for the difference between the $100 liquidation value per share and the market value of the common stock converted at 10-for-1. Accordingly, the Company has included, in its calculation of earnings per share, additional Common Stock to be issued under the "if converted" method at the 10-for-1 conversion ratio.

During 1998, 40,000 shares of Class AA convertible preferred stock were outstanding and convertible at the stated conversion price of $6 per share, which represents 6,666,667 shares of common stock. However, for EPS purposes, the conversion features of these shares resulted in common stock equivalents totaling 11,184,550 shares, based on the reset of the conversion price per share as defined in the agreement with Prometheus. Also at December 31,

1998, 19,381 shares of Class E convertible preferred stock were outstanding and convertible into 193,810 shares of common stock; for EPS purposes, the conversion features of these shares resulted in common stock equivalents totaling 153,693 shares. None of these shares were included in the computation of diluted EPS as the effect of adding back the related dividends and the weighted average common shares is antidilutive.

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

SFAS No. 128 requires that options are included in the earnings per share calculation on a quarterly basis only when the average market price of the common stock during that period exceeds the exercise price of the options. The options included in the annual computation of earnings per share is based on the average of the four quarters. Certain options were not included in the computations of diluted EPS at certain quarter-ends because the options' exercise price was greater than the average market price of the common shares.
Note 13 - Employee Benefit and Incentive Plans contains more detailed disclosure regarding the Company's outstanding options.


NOTE 11 - RELATED PARTY TRANSACTIONS

Due from related parties

Due from related parties consists of the following (in thousands):

                                                                          December 31,
                                                                  1998        1997          1996
                                                                  ----        ----          ----
      Note receivable from sale of Genesee Custom                                          $3,309
      Accounts receivable from sale of Genesee Custom                         $  490          977
      Note receivable from director                                              698          487
      Loans on acquisition earnouts                              $   57        1,878
      Employee advances and other                                 1,321        1,350          403
                                                                 ------       ------       ------
                                                                 $1,378       $4,416       $5,176
                                                                 ======       ======       ======

In connection with the sale of Genesee Custom to a director of the Company, the Company had a note receivable bearing interest at 12% from the director for approximately $3.3 million at December 31, 1996. The note was paid in full in December 1997. The related accounts receivable were paid in full in January 1998.

The Company had a note receivable bearing interest at 13.75% from another director for approximately $600,000 and $460,000, net of accrued interest, at December 31, 1997 and 1996, respectively. The note was secured by a portion of that director's shares in the Company and was paid in full, along with all accrued interest, in June 1998.

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

Due to related parties

Due to related parties at December 31, 1998 totals $3.4 million. The balance is made up of approximately, $2.4 million representing accrued but not paid earnouts due to the former owners of certain acquisitions, $600,000 representing the accrued Class AA dividend payable to Prometheus, and the balance representing individually immaterial amounts due to various related parties.

Other transactions

A limited liability corporation (LLC) owned by two of the Company's directors and one of the Company's former officers has provided consulting services related to the Company's formation and subsequent acquisitions. Total capitalized costs associated with this LLC during the years ended December 31, 1998 and 1997 and the period May 21 through December 31, 1996 were approximately $350,000, $540,000 and $219,000, respectively.

During 1998 and 1997, the Company sold and leased back 2 and 22 models to related parties, respectively. Total revenue recognized in connection with these sales was approximately $406,500 and $5,880,000, respectively; and the total gross profit recognized on these sales was $19,000 and $870,000, respectively. (See Note 12 - Leases.)

Landmark purchased landscaping and lot improvement services from company affiliated with its president. Expenses related to these services were $240,000, $569,552 and $198,740 for the years ended December 31, 1998 and 1997 and from acquisition through December 31, 1996, respectively. Additionally, Landmark purchases developed land from an affiliated company in the amount of $2,146,000, $2,771,100 and $ 1,119,600 for the years ended December 31, 1998 and 1997 and from acquisition through December 31, 1996.

During 1998 and 1997, Hutson purchased a majority of its finished lots under written agreements with an entity whose principal is a significant holder of the Company's Series B and C preferred stock. In 1998 and 1997, Hutson purchased approximately $18 million and $14 million, repectively, of such lots. The Company had deposits of approximately $2.8 million at December 31, 1998 with this related party for future acquisitions of finished lots with an aggregate purchase price of approximately $25.1 million. Hutson intends to fulfill its obligation under this agreement by acquiring these remaining lots. (See Note 16
- Commitments and Contingencies.)

Hutson contracted cabinetry, interior finish services and other items from an affiliated party amounting to approximately $4.8 million and $4.1 million for the year ended December 31, 1998 and from the acquisition through December 31, 1997.

Pursuant to an option agreement executed simultaneously with the acquisition of Iacobucci, the Company has an option to acquire from certain parties related to Iacobucci's vice presidents approximately 385 fully improved lots over a period of five years. In 1998 and 1997, the Company acquired 169 and 14 of these lots, respectively, at a total cost of approximately $5.8 million and $.4 million, respectively. The total purchase price of the remaining optioned lots will be approximately $5.4 million. (See Note 16 - Commitments and Contingencies.)

The Company occasionally enters into lease agreements with related parties. (See
Note 12 - Leases.)

NOTE 12 - LEASES

The Company is obligated under various noncancelable operating leases for office facilities and equipment expiring at various times through 2006. Rental expense under these agreements amounted to approximately $5,125,000, $3,603,000 and $757,000 for the years ended December 31, 1998 and 1997 and the period May 21 through December 31, 1996, respectively. Included in this amount is rent paid to affiliated companies, under office, model home, and warehouse leases, totaling $1,076,000, $1,030,000 and $290,000 for the respective periods.

As of December 31, 1998, future minimum lease payments under noncancelable operating lease agreements are as follows (in thousands):

                     Year Ended
                     December 31,
                     ------------
                        1999                             $ 4,287
                        2000                               2,918
                        2000                               2,185
                        2001                               1,358
                        2002                                 708
                     Thereafter                            2,313
                                                        --------
                                                        $ 13,769
                                                        ========

NOTE 13 - EMPLOYEE BENEFIT AND INCENTIVE PLANS

Bonus award plan

The Company has a bonus award plan under which directors, officers, employees and key consultants of the Company may be awarded cash or common stock based upon the satisfaction of specific performance criteria. The plan provides for the grant of up to 575,000 shares of common stock. No awards have been made under the plan as of December 31, 1998.

Profit sharing plan

The Company's profit sharing plan is a defined contribution plan qualified under the Internal Revenue Code. All employees who have completed one-half year of service with the Company may participate in the plan on the first day of the month after becoming eligible. A participant's interest in Company contributions are 100% vested after six years of credited service. Contributions to the plan are entirely within the discretion of the Company's Board of Directors and are determined annually. Company contributions to the plan were approximately $49,000 and 0 for 1998 and 1997, respectively.

Stock purchase plan

The Board of Directors of the Company has approved a stock purchase plan under which 500,000 shares of the Company's common stock are reserved for issuance and sale to substantially all of the employees of the Company at 85% of market price of the stock on specified offering dates. The number of shares issued and the average price per share under this plan during the years ended December 31, 1998 and 1997 were 23,234 and $3.72 and 3,419 and $3.97, respectively. At December 31, 1998, a total of 473,347 shares were available for issuance. During the first quarter of 1999, 17,030 shares were issued at a price of approximately $1.97 under this plan.

Stock incentive plan

The Company has a stock incentive plan under which non-employee directors, officers, key employees and consultants of the Company may be granted options to purchase up to 1,550,000 shares of the Company's common stock. The stock incentive plan also allows for the award of stock appreciation rights, restricted stock and deferred stock. As of December 31, 1998, no stock appreciation rights, restricted stock or deferred stock had been granted under this plan.

The stock options granted may be either nonqualified or incentive stock options although only employees of the Company may be granted incentive stock options. The option price shall not be less than the fair market value of the common stock on the date of grant; the option period shall not exceed ten years from the grant date. Options granted as of December 31, 1998 vest over various periods from immediately to over three years.

The Company accounts for its stock option plans under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, as the option price equals the market price at the date of issuance, no compensation expense is recognized for options issued to employees. The Company provides disclosure in accordance with SFAS No. 123, Accounting for Stock-Based Compensation.

The fair value of each stock option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for stock options granted in 1998: expected volatility of 50%, risk-free interest rate of 5.0%, and an expected life of 5.82 years. The following weighted average assumptions were used for those options granted in 1997: expected volatility of 35%, risk-free interest rate of 6.0%, and an expected life of 7.68 years. The following weighted average assumptions were used for those options granted in 1996: expected volatility of 30%, risk-free interest rate of 6.44%, and an expected life of 7.93 years. In 1997 and 1996, expected dividends were estimated at one cent per share in accordance with the Company's dividend policy. This policy was subsequently cancelled; therefore, no dividends were included in the 1998 fair value calculation. This change does not have a material impact on the 1997 and 1996 calculations. The weighted-average fair value of the stock options granted in 1998, 1997 and 1996 was approximately $2.86 per share, $2.78 per share and $2.62 per share, respectively. Under the model, the total value of stock options granted in 1998, 1997 and 1996 was approximately $79,000, $769,000 (including additional value for the repricing of 1996 grants) and $989,000, respectively. Had the Company determined the compensation cost for these plans in accordance with SFAS No. 123, the Company's resulting unaudited pro forma net income would have been approximately $12,787,000 and the resulting unaudited pro forma earnings per share would have been $.46 and, assuming dilution, $.41 for the year ended December 31, 1998. The Company's resulting unaudited pro forma net income would have been approximately $7,915,000 and the resulting unaudited pro forma earnings per share would have been $.63 and, assuming dilution, $.59 for the year ended December 31, 1997. The resulting unaudited pro forma net income and earnings per share for the period May 21, 1996 through December 31, 1996 would have been $8,039,000 for net income, $.68 for basic earnings per share and $.67 for diluted earnings per share.

Option activity is summarized as follows:

                                                          Shares                             Weighted
                                                         available            Number          average
                                                        for options          of shares     option price
                                                        -----------          ---------     ------------
Balance available at May 21, 1996                         575,000
Grants*                                                  (377,800)            377,800          $6.00
Exercises
Cancellations*                                             35,000             (35,000)          6.00
                                                       ----------            --------           ----
    December 31, 1996                                     232,200             342,800           6.00
Increase in shares available under the plan               550,000
Grants                                                   (230,895)            230,895           5.52
Exercises
Cancellations                                              23,624             (23,624)          5.89
                                                       ----------            --------           ----
    December 31, 1997                                     574,929             550,071           5.75
Increase in shares available under the plan               425,000
Grants                                                    (27,500)             27,500           5.37
Exercises
Cancellations                                              83,971             (83,971)          5.87
                                                       ----------            --------           ----
    December 31, 1998                                   1,056,400             493,600          $5.77
                                                       ==========            ========          =====

* In May 1997, the Board re-priced the 1996 grants from the Offering price of $9.00 to $6.00, the then-current market price of the Common Stock.

The following tables summarize information about options outstanding at December 31, 1998:

                                   Outstanding Options                   Exercisable Options
                                   -------------------                   -------------------
                                Number              Remaining                          Weighted
        Range of            Outstanding at      Contractual Life                        Average
     Exercise Prices       December 31, 1998       (in years)          Exercisable  Exercise Price
     ---------------       -----------------       ----------          -----------  --------------
      $3.50 - $4.00                 2,000              9.7                2,000          $3.75
      $4.01 - $5.00                24,000              1.0               24,000          $4.25
      $5.01 - $5.50               119,800              5.4              117,300          $5.41
      $5.51 - $6.00               310,900              5.1              280,900          $5.99
      $6.01 - $6.50                36,900              7.5               18,450          $6.19
                                  -------              ---              -------          -----
                                  493,600              5.2              442,650          $5.74
                                  =======              ===              =======          =====

NOTE 14 - INCOME TAXES

The provision for income taxes consists of the following (in thousands):

                                         Year ended        Period May 21-
                                        December 31,         December 31
                                      1998         1997         1996
                                      ----         ----         ----

         Current:
            Federal                  $7,638       $4,862       $4,840
            State                     1,577          935          847
                                     ------       ------       ------
                                      9,215        5,797        5,687

         Deferred:
            Federal                    (379)        (325)        (619)
            State                       (42)          (9)         (55)
                                     ------       ------       ------
                                       (421)        (334)        (674)

         Total                       $8,794       $5,463       $5,013
                                     ======       ======       ======

The provision for income taxes differs from the amount computed by applying the Federal income tax statutory rate of 35%, 34.25% and 34% for the years ended December 31, 1998 and 1997 and the period May 21 to December 31, 1996, respectively, as follows (in thousands):

                                                          1998         1997         1996
                                                          ----         ----         ----
        Income tax computed at statutory rate            $7,570       $4,768       $4,495
        State income taxes, net of Federal benefit          997          609          523
        Other, net                                          227           86           (5)
                                                         ------        -----      -------

        Total                                            $8,794       $5,463       $5,013
                                                         ======       ======       ======

        Effective Rate                                    40.7%        39.2%        37.9%
                                                         ======       ======       ======

Deferred tax assets (liabilities) arise due to the recognition of income and expense items for tax purposes in periods which differ from those used for financial statement purposes. At December 31, 1998 and 1997, the net deferred tax asset was comprised of the following (in thousands):

                                                          1998         1997
                                                          ----         ----
        Deferred Tax Assets:
        Warranty and other reserves                      $1,074       $  692
        Amortization                                         69          136
        Capitalized inventory                               163           96
        Payroll accruals                                    243           83
        Other                                                 9           13
                                                         ------       ------
                  Total gross deferred tax assets         1,558        1,020

         Deferred Tax Liabilities:
         Depreciation                                       (78)
         Prepaid expenses                                   (10)         (12)
                                                         ------       ------
                  Total gross deferred tax liabilities      (88)         (12)

         Net deferred tax asset                          $1,470       $1,008
                                                         ======       ======

Fortress and its wholly owned subsidiaries file a consolidated federal income tax return. The consolidated tax return of Fortress has not been selected for audit by the Internal Revenue Service since the Company's inception.

NOTE 15 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The financial instruments of the Company consist of accounts receivable, loans held for sale, due to and from related parties, accounts payable and construction liabilities and notes and mortgages payable. Mortgage loans held for sale to nonaffiliated investors of $15.4 million and $11.1 million at December 31, 1998 and 1997 are recorded in the aggregate at the lower of cost or market. The estimated fair value of $15.4 million and $11.2 million at December 31, 1998 and 1997 is based upon contractually established prices at which mortgage loans will be sold or, if loans are not committed for sale, at current market prices. The fair value of the Company's Senior Notes at December 31, 1998 and 1997, which are recorded at their carrying value of $100 million, was approximately $105 million and $121 million, based on quoted market prices. The fair value of the remainder of the financial instruments is equal to the recorded amounts due to the short-term nature of the instruments.


NOTE 16 - COMMITMENTS AND CONTINGENCIES

The Company believes that the homebuilding industry is subject to risks and uncertainties including 1) cyclical markets sensitive to changes in general and local economic conditions; 2) volatility of interest rates, which may affect homebuilding demand and credit availability; 3) seasonal and weather-related factors; 4) siginificant fluctuations on building material prices, finished lots and subcontracted labor; 5) counterparty non-performance risk associated with performance bonds; and 6) environmental regulations.

In the ordinary course of business, the Company enters into option agreements to purchase land. As of December 31, 1998, the Company had approximately $8.1 million in deposits outstanding to acquire land with an aggregate purchase price of approximately $229.2 million.

The Company is involved in various routine legal proceedings incidental to the conduct of its normal business operations. The Company's management believes that none of these legal proceedings will have a material adverse impact on the financial condition or results of operations of the Company.

Loan Commitments

Commitments to originate loans have an off-balance sheet market risk to the extent that the Company does not have matching commitments to sell loans originated under such commitments. Commitments to sell loans have off-balance sheet market risk to the extent the Company does not have the available loans to fill those commitments, which would require the Company to purchase the loans in the open market.

At December 31, 1998 and 1997, the Company had mandatory or best efforts delivery commitments to cover all of the Company's loans held for sale. As of December 31, 1998 and 1997, the Company had commitments to originate loans (pipeline) in the amount of $93,925,540 and $37,776,357; which will sell at the prevailing market rates at the time of closing.

Commitments related to future draws of construction loans of $4,143,761 and $2,705,143 are outstanding as of December 31, 1998 and 1997, respectively. Of the $1,661,766 and $2,007,386 in construction loan draws funded at December 31, 1998 and 1997, respectively, $671,207 and $819,576, respectively, of the draws relate to loans that are committed to be sold at the completion of the home. The remaining $990,559 and $1,187,810, respectively, of the draws relate to loans committed for sale, have interest rates of prime plus 1.5% and are due and payable at the completion of the home.


NOTE 17 - SUBSEQUENT EVENTS

Issuance of Preferred Stock

Under a Restructuring Agreement dated December 31, 1998 between the Company and Prometheus, the Company issued to Prometheus, effective February 4, 1999, 40,000 shares of Class AAA Redeemable Convertible Preferred Stock having an initial liquidation value of $40,000,000 in exchange for the outstanding 40,000 shares of Class AA Convertible Preferred Stock having a liquidation value of $40,000,000 held by Prometheus.

The Class AAA preferred stock ranks senior to the Company's common stock as to the payment of dividends and distributions upon the dissolution, liquidation or winding up of the Company. Dividends are payable in cash at the annual rate of 9% cumulative and compounded quarterly, on the liquidation value of $1,000 per share. The Company is required to declare and pay such dividends to the extent that funds are legally available for the payment of dividends. The Class AAA preferred stock is convertible, in whole or in part, at the option of the holder, into the Company's common stock, at any time after issuance, at an initial conversion price of $6.00 per share, subject to certain customary anti-dilution adjustments. In conjunction with the issuance of the Class AAA preferred stock, the Company also issued Supplemental Warrants. These Supplemental Warrants include "reset" provisions substantially the same as those previously included in the Class AA preferred stock. See the description of the Supplemental Warrants below.

The Company will have the right to redeem the Class AAA preferred stock at any time until December 31, 2000 for its liquidation value plus dividends that, when combined with dividends previously paid on the Class AA preferred stock, and subsequent dividend payments on the Class AAA preferred stock, will provide a 20% annual return from the inception of Prometheus' investment in the Company. Any redemption of the Class AAA stock will be subject to compliance with the Company's Senior Note Indenture, which restricts the amount of stock redemptions or repurchases.

The Class AAA preferred stock (unlike the Class AA preferred stock) does not include provisions permitting Prometheus to elect a majority of the Company's board of directors (the "Board") based upon the Company's financial results and the Company's stock price, but would entitle Prometheus to elect a majority of the Board following certain payment defaults, including any failure to pay the required dividends on the Class AAA preferred stock or the amounts required to be paid in connection with the redemption of the Class AAA preferred stock.

Subject to the stock price and revenue tests described below, the Supplemental Warrants would become exercisable on September 30, 2001 with an exercise price of $0.01 per share of common stock and would expire on March 31, 2004. The number of shares of common stock subject to the Supplemental Warrants is subject to adjustment depending upon the 60 day average closing price of the common stock between the period from September 30, 2001 and September 30, 2003. If during such period the closing price remains greater than $12.00 per share, no shares would be issuable pursuant to the Supplemental Warrants. If during such period the closing price is $12 per share or less, the number of shares of common stock issuable upon the exercise of the Supplemental Warrants could be adjusted, up to five times per year, in accordance with the following table:

                  Issue Price ($)                          Warrants
                  ---------------                          --------

                  $12.01 or greater                               0
                   10.01 - 12.00                            606,061
                    8.01 - 10.00                          1,333,333
                    6.01 - 8.00                           3,333,333
                    4.01 - 6.00                           6,666,667
                    2.01 - 4.00                          13,333,333
                    0.00 - 2.00                          33,333,333

The number of shares into which each Supplemental Warrant may be exercisable will also be subject to certain customary anti-dilution adjustments. The exercisability of the Supplemental Warrants would also be subject to a revenue test, which provides that the Supplemental Warrants may not be exercised unless the Company's consolidated revenues for the most recent 16 full fiscal quarters exceeds $2,463,153,000. The revenue test is subject to adjustment for the sale of any Company subsidiary. As of December 31, 1998, for purposes of the revenue test, the Company's cumulative consolidated revenues for the most recent sixteen quarters was $1,615,521,000.

In addition, the Company is required to maintain a minimum annualized revenue amount of $625 million for the four quarters tested, which is adjusted to $590 million for the four quarter period ended March 31, 2001 and June 30, 2001. The minimum annualized revenue is subject to further adjustment for the sale of Company subsidiaries.

In addition, should the Company elect to redeem all or a portion of the Class AAA preferred stock, the Company will then be obligated under a "make-whole" provision relating to Prometheus' common stock investment of 898,845 shares of common stock which was purchased upon the second closing of the Class AA preferred stock. The Company is obligated to arrange for the sale of Prometheus' common stock at any time during the period from November 15, 2000 to February 15, 2001 and deliver cash proceeds, provided that such proceeds result in Prometheus receiving no less than $5.50 per share. The number of shares the Company would be obligated to sell is pro-rata based on the percentage of the Class AAA redeemed.

In connection with the issuance of the Class AAA preferred stock and the issuance of the Supplemental Warrants, Prometheus surrendered for cancellation outstanding warrants to purchase 375,000 shares of the Company's common stock, and the parties terminated the Company's obligation to issue, and Prometheus' obligation to purchase, $35 million liquidation value of Class AB preferred stock and warrants to purchase an additional 625,000 shares of common stock, which would have been issued in connection with the issuance of the Class AB preferred stock.

Disposition of Assets

As of the date of these financial statements, management of the Company is evaluating its options related to certain under-performing assets and the alternative uses of funds which might be recovered from those assets. These evaluations may culminate in transactions which do not permit the Company to recover the asset carring value. On March 29, 1999, the Company sold the assets of Landmark and realized a loss of approximately $2.8 million. As of December 31, 1998, Landmark had total assets, including goodwill, of approximately $11 million.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Shareholders of the
Combined Predecessor Companies


In our opinion, the accompanying combined balance sheet and the related combined statement of income, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of the Combined Predecessor Companies (the "Company") at May 20, 1996, and the results of their operations and their cash flows for the period January 1, 1996 through May 20, 1996 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.


PRICE WATERHOUSE LLP



Minneapolis, Minnesota
February 20, 1997

                         COMBINED PREDECESSOR COMPANIES
                                  BALANCE SHEET
                                  May 20, 1996
                                 (In thousands)




                                ASSETS
      Cash and cash equivalents.............................................................     $  3,028
      Related party and other receivables...................................................        2,797
      Real estate inventories...............................................................      133,820
      Property and equipment, net...........................................................        1,713
      Deferred transaction costs............................................................        4,282
      Prepaid expenses and other assets.....................................................        4,298
                                                                                                 --------

               Total assets.................................................................     $149,938
                                                                                                 ========
               LIABILITIES AND SHAREHOLDERS' EQUITY

      Accounts payable and accrued construction liabilities.................................     $ 14,645
      Notes and mortgages payable...........................................................      112,004
      Due to related parties................................................................        3,062
      Accrued expenses......................................................................        3,585
      Customer deposits.....................................................................        6,332
      Commitments and contingencies (Note 11)
                                                                                                 --------
               Total Liabilities............................................................      139,628
                                                                                                 ========
      Minority interests....................................................................        1,383
                                                                                                 --------
      Shareholders' equity:
        Preferred Stock
        Common Stock........................................................................          600
        Additional paid-in capital..........................................................        3,070
        Retained earnings...................................................................        5,257
                                                                                                 --------
               Total shareholders' equity...................................................        8,927
                                                                                                 --------
               Total liabilities and shareholders' equity...................................     $149,938
                                                                                                 ========

   The accompanying notes are an integral part of these financial statements.

                         COMBINED PREDECESSOR COMPANIES
                             STATEMENT OF OPERATIONS
               FOR THE PERIOD JANUARY 1, 1996 THROUGH MAY 20, 1996
                                 (In thousands)



Revenue:
     Residential sales.............................................................       $64,984
     Lot sales.....................................................................         1,036
     Other revenue.................................................................            99
                                                                                          -------
          Total revenue............................................................        66,119

Cost of sales......................................................................        56,425
                                                                                          -------
Gross profit.......................................................................         9,694

Operating expenses:
     Selling expenses..............................................................         4,689
     General and administrative expenses...........................................         3,892
                                                                                          -------
     Net operating income..........................................................         1,113

Other expense (income):
     Interest......................................................................            63
     Minority interests............................................................            89
     Other, net....................................................................          (313)
                                                                                          -------

Net income.........................................................................       $ 1,274
                                                                                          =======
Unaudited pro forma net income (Note 13)...........................................       $   764
                                                                                          =======


   The accompanying notes are an integral part of these financial statements.

                         COMBINED PREDECESSOR COMPANIES
                        STATEMENT OF SHAREHOLDERS' EQUITY
                                 (In thousands)

                                                       Additional
                                         Common          Paid-in           Retained
                                          Stock          Capital           Earnings         Total
                                          -----          -------           --------         -----


Balance at December 31, 1995.........    $599            $2,606            $6,631          $9,836
     Capital contributions...........       1               464                82             547
     Distributions to shareholders...       -                 -            (2,730)         (2,730)
     Net income......................       -                 -             1,274           1,274
                                         ----            ------            ------          ------
Balance at May 20, 1996..............    $600            $3,070            $5,257          $8,927
                                         ====            ======            ======          ======

   The accompanying notes are an integral part of these financial statements.

                         COMBINED PREDECESSOR COMPANIES
                             STATEMENT OF CASH FLOWS
               FOR THE PERIOD JANUARY 1, 1996 THROUGH MAY 20, 1996
                                 (In thousands)




Cash flows from operating activities:
     Net income...................................................................        $ 1,274
     Adjustments to reconcile net income to net cash
        used in operating activities
          Equity in income from investment partnership
          Depreciation and amortization...........................................            277
          Minority interest.......................................................             89
          Changes in operating assets and liabilities:
             Real estate inventories..............................................        (24,803)
             Related party and other receivables..................................           (690)
             Prepaid expenses and other assets....................................           (256)
             Accounts payable and accrued construction liabilities................          2,754
             Accrued expenses.....................................................           (578)
             Customer deposits....................................................            981
                                                                                          -------
               Net cash used in operating activities..............................        (20,952)
                                                                                          =======
Cash flows from investing activities:
     Purchase of property and equipment...........................................           (330)
     Proceeds from sale of property and equipment.................................              8
                                                                                           ------
               Net cash used in investing activities..............................           (322)
                                                                                           ------
Cash flows from financing activities:
     Borrowings under notes and mortgages payable.................................         52,839
     Repayments of notes and mortgages payable....................................        (33,689)
        Borrowings on line of credit..............................................          7,477
        Repayments on line of credit..............................................         (2,225)
        Repayment of bonds........................................................           (236)
     Related party borrowings.....................................................          1,076
     Repayment of related party borrowings........................................           (510)
 Transaction costs................................................................           (957)
     Capital contributions........................................................            547
     Capital distributions........................................................         (2,730)
                                                                                           ------
               Net cash provided by financing activities..........................         21,592

Net increase in cash and cash equivalents.........................................            318
Cash and cash equivalents, beginning of period....................................          2,710
                                                                                          -------
Cash and cash equivalents, end of period..........................................        $ 3,028
                                                                                          =======

   The accompanying notes are an integral part of these financial statements.

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

          (b) An aggregate of 6,233,875 shares of common stock of the Company;
              and

          (c) An aggregate of 20,000 shares of Series A 11% Cumulative Convertible Preferred Stock of the Company, see Note 12.

The allocation of the above to each of the Predecessor Companies is as follows:


                                                                Common                  Preferred
                                                                Shares                   Shares
Predecessor Company                       Cash                Allocation               Allocation
-------------------                       ----                ----------               ----------
Buffington.........................    $1,129,000              1,897,897                      -
Christopher........................       179,000              1,691,227                      -
Genesee............................       811,000              1,729,495                 20,000
Solaris/Sunstar....................     3,876,000                915,256                      -

                                       ----------              ---------                 ------
                                       $5,995,000              6,233,875                 20,000
                                       ==========              =========                 ======

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

For 1996, no income tax provision was recognized because the taxable income generated by the combined Christopher entities was primarily incurred by the S corporation.

At May 20, 1996, no deferred taxes have been provided for the net operating losses and other temporary differences between the financial reporting basis and the income tax basis because the realization of the net deferred tax asset is unlikely. The fiscal tax year ends for Christopher's C corporations are April 30 and June 30, respectively.

   Historical net income per share

Historical net income per share has not been presented, as it is not deemed to be a meaningful presentation as a result of the Mergers.

   Cash and cash equivalents

For purposes of reporting cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Supplemental disclosures of cash flow information are as follows (in thousands):

                                            Period
                                        January 1, 1996
                                            through
                                          May 20, 1996
                                          ------------
 Cash paid for:

  Interest...........................        $2,826
  Income taxes.......................             6


Supplemental disclosure of non-cash activities are summarized as follows (in thousands):

                                            Period
                                        January 1, 1996
                                            through
                                          May 20, 1996
                                          ------------


  Net assumption and assignment of Special
    Improvement District Bonds..............   $(83)
  Other.....................................     --
                                               ----
  Total.....................................   $(83)
                                               ====

NOTE 4 - REAL ESTATE INVENTORIES

Real estate inventories are summarized as follows (in thousands):

                                       May 20,1996
                                       -----------

    Work-in-progress:
         Sold homes..................   $ 53,355
         Speculative homes...........     34,423
                                        --------
                                          87,778
                                        --------
    Land:
         Finished lots...............     34,029
         Land under development......        984
         Land and other costs........      1,887
                                        --------
                                          36,900
                                        --------
    Models...........................      9,142
                                        --------
    Total............................   $133,820
                                        ========

Models are constructed to assist in the marketing effort of a development and speculative construction represents non-model homes either under construction or substantially completed which are not subject to a sales contract.



NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows (in thousands):


Model home upgrades and furnishings..    $ 1,435
Equipment and furniture..............      1,363
Vehicles.............................        250
Leasehold improvements...............         36
                                         -------

                                           3,084
Less: Accumulated depreciation
      and amortization...............     (1,371)
                                         -------
                                         $ 1,713
                                         =======

NOTE 6 - NOTES AND MORTGAGES PAYABLE

Notes and mortgages payable are summarized as follows (in thousands):



Project specific land, land development and construction loans......................    $ 85,775
Other loans.........................................................................       3,254
Subordinated investor notes and equity participation loans..........................      22,975
                                                                                        --------
                                                                                        $112,004
                                                                                        ========

The loan agreements for project specific land, land development and construction loans are collateralized by a lien on the applicable residential development project or a specific unit under construction. Repayment of these loans are normally payable upon the closing of the encumbered unit. The method to determine the repayment amount varies depending on the specific loan agreement but is generally based on a specified per unit amount or as a percentage of the sale price of the sold unit. In addition, the loan agreements typically include a limitation on the total amount that can be borrowed or the amount that can be outstanding at any time. These loans bear interest at annual variable rates ranging from .5% to 2.0% over prime (8.75% to 10.25% at May 20, 1996) or a fixed rate of 9.0%. The shareholders of Genesee, Christopher and Solaris have personally guaranteed the repayment of a significant amount of the outstanding project specific land, land development and construction loans.

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

The investor loans outstanding for Christopher are secured by a deed of trust, subordinated to the land acquisition and development loan. These notes are payable in monthly distributions equal to a 15% annualized return and a 10% fee due at the closing of each lot collateralized. The sole shareholder of Christopher has personally guaranteed the repayment of these obligations which at May 20, 1996 was approximately $10.6 million.

Genesee's subordinated seller notes are either unsecured or collateralized by a lien on its real estate inventories and are guaranteed by Genesee's sole stockholder. Genesee's outstanding obligation for these loans at May 20, 1996 was approximately $7.9 million. Generally, these loans bear interest at a fixed annual rate of 12%, paid monthly. The unsecured notes entitle the holder to receive an additional 6% interest per annum payable at maturity of the note. These notes generally have maturities of six months, at which time the principal and all unpaid interest are due.

Genesee has entered into a series of equity participation agreements and related notes payable with one private investor. Under these agreements, Genesee has received advances from this equity participant totaling $4.5 million as of May 20, 1996, in the form of equity participation notes payable. The proceeds from these notes are used to acquire and develop various predetermined real estate properties and to construct homes in certain developments.

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

Maturities of notes and mortgages payable in future periods are as follows (in thousands):

        Year Ended
        December 31,
        ------------
           1996...........................   $  87,561
           1997...........................      20,808
           1998...........................       3,578
           1999...........................          56
           2000...........................           1
                                             ---------
                                             $ 112,004
                                             =========

The timing of repayments on these notes and mortgages payable may differ from the above schedule due to the actual closing pace of the units sold.

Interest and related debt issuance costs incurred and capitalized aggregated approximately $5.2 million for the period January 1, 1996 through to May 20, 1996.

NOTE 7 - ACCRUED EXPENSES

Included in accrued expenses are Special Improvement District assessments which consist of special assessments issued by the city of Las Vegas to fund the acquisition and construction of certain public improvements specially benefiting property located in the City's Special Improvement District No. 404, the Summerlin area. The city-issued bonds are secured by the unpaid assessments on property within the district and are payable by the property owners. The assessments are due on April 1 and October 1 of each year until October 1, 2009. As property is sold, the balance of the assessment is assigned to, and the liability assumed by, the buyer of the property. For the period from January 1, 1996 through May 20, 1996, management believes that maturities of these obligations prior to buyer assumptions will not be material to these combined financial statements of the Predecessor Companies. The outstanding obligation for these assessments at May 20, 1996 is $1.3 million.

NOTE 8 - MINORITY INTERESTS

The minority interests at May 20, 1996 include Solaris' Village Lakes and Park Village ventures in which these partners hold a 50% non-controlling ownership interest and 34% ownership interest. The minority interest expense included in the accompanying combined financial statements includes the minority partners' interest in the profits generated by the real estate ventures based on the respective ownership interest.

NOTE 9 - RELATED PARTY TRANSACTIONS

Immediate family members of certain shareholders of Buffington have an interest in a title insurance company which provides title services to Buffington's home buyers. It has been the business practice to normally pay closing costs and title insurance premiums to this title company on behalf of its customers as an inducement to purchase the Buffington product. Title insurance premiums are state regulated and the fees charged to Buffington are consistent to those fees paid to unrelated customers. Fees in the approximate amount of $315,000 were paid by Buffington for the period from January 1, 1996 through May 20, 1996.


Genesee is involved in a limited partnership in which its sole shareholder receives compensation for management services. The purpose of this partnership is to acquire and develop land for sale. Genesee receives management fees from the partners of this partnership for services performed. No management fees were received in the period from January 1, 1996 through May 20, 1996. In addition, Genesee is entitled to an additional marketing fee, but it has allowed a company, from which the sole shareholder receives management compensation, to receive this fee directly from the partnership with no financial impact on these combined statements.

Christopher paid rent during the period from January 1, 1996 through May 20, 1996 of approximately $14,000, for office and warehouse space under a month-to-month lease to a related party.

Solaris entered into an office lease with an affiliated company on November 1, 1995. Rent expense related to this lease was approximately $32,500 for the period January 1, 1996 through to May 20, 1996.

NOTE 10 - EMPLOYEE BENEFIT PLANS

Each of the Predecessor Companies excluding Christopher maintains a contributory profit sharing plan established pursuant to the provisions of Section 401(k) of the Internal Revenue Code which provides retirement benefits for their eligible employees. The Predecessor Companies may make annual discretionary or matching contributions to the respective plans. Contributions were approximately $38,000 for the period from January 1, 1996 through May 20, 1996.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

     Leases

The Predecessor Companies lease various office space, models and equipment under noncancellable operating lease agreements which expire at various dates and on month-to-month lease arrangements. Rent expense under such leases aggregated approximately $442,000 during the period January 1, 1996 through May 20, 1996. Future minimum rental payments under fixed expiration term operating leases are as follows (in thousands):

     Year Ended
     December 31
     -----------
         1996...........................  $284
         1997...........................   220
         1998...........................   137
         1999...........................   124
         2000...........................    98
                                          ----
                                          $863
                                          ====

Genesee leases certain office equipment classified as capital leases. These leases have a cost of $207,000 and accumulated depreciation of approximately $97,000 as of the period January 1, 1996 through May 20, 1996. The scheduled future minimum lease payments are $84,000.

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

NOTE 13 - UNAUDITED PRO FORMA NET INCOME

The following unaudited pro forma income tax information is presented in accordance with SFAS No. 109 Accounting for Income Taxes, as if the Company had been a C Corporation subject to Federal and state income taxes for period from January 1, 1996 through May 20, 1996.


                                                               For the
                                                        Period January 1, 1996
                                                         through May 20, 1996
                                                         --------------------

      Net income before pro forma adjustments, per
        statement of operations........................         $ 1,274
      Pro forma adjustment:
        Provision for income taxes at estimated
          effective rate of 40%........................             510
                                                                -------

        Pro forma net income........................... .       $   764
                                                                =======