Form 10-Q
period 1999-03-31
FORTRESS GROUP INC
filed 1999-05-17
CIK 1010607

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

                 For the Quarterly Period Ended: March 31, 1999

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

         As of May 11, 1999, there were outstanding 12,136,767 shares of common stock, par value $.01, of the registrant.

================================================================================

                            THE FORTRESS GROUP, INC.

                          QUARTER ENDED MARCH 31, 1999



                                      INDEX


                                                                             PAGE
                                                                             ----

PART I - FINANCIAL INFORMATION

   Item 1.

           The Fortress Group, Inc.
                Consolidated Balance Sheets (unaudited)                        3
                Consolidated Statements of Operations
                  (unaudited)                                                  4
                Consolidated Statements of Cash Flows
                  (unaudited)                                                  5
                Notes to Consolidated Financial Statements
                  (unaudited)                                                  6



   Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations                      12


PART II - OTHER INFORMATION


   Item 2. Changes in Securities                                              18


   Item 6. Exhibits and Reports on Form 8-K.                                  18
           (a) Exhibits.
           (b) Reports on Form 8-K.

SIGNATURES                                                                    19

EXHIBIT INDEX                                                                 20


                            THE FORTRESS GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)

                                                                                March 31,       December 31,
                                                                                  1999               1998
                                                                               -----------      -------------
                                                                                (unaudited)
                                     ASSETS

Cash and cash equivalents                                                      $  18,952         $  23,102
Accounts and notes receivable                                                     19,246            12,714
Due from related parties                                                             936             1,378
Real estate inventories                                                          330,219           310,706
Land held for resale                                                               7,987             7,954
Mortgage loans                                                                    16,388            15,397
Investments in land partnerships                                                   5,274             9,616
Property and equipment, net                                                       13,828            13,785
Prepaid expenses and other assets                                                 16,133            15,980
Goodwill, net                                                                     35,483            39,271
                                                                               ---------         ---------
       Total assets                                                            $ 464,446         $ 449,903
                                                                               =========         =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued construction liabilities                          $  33,222         $  35,501
Notes and mortgages payable                                                      313,049           292,769
Due to related parties                                                               208             3,405
Accrued expenses                                                                  17,282            16,260
Customer deposits                                                                 14,247            10,708
                                                                               ---------        ----------
       Total liabilities                                                         378,008           358,643
                                                                                 -------           -------
Minority interest                                                                     79                67
                                                                               ---------        ----------
Shareholders' equity
     Preferred stock, all classes and series, $.01 par value, 1 million                1                 1
       authorized (See Note 6)
     Common stock, $.01 par value, 99 million authorized,
       12,401,867 and 12,173,207 issued, respectively                                124               122
     Additional paid-in capital                                                   69,449            71,313
     Preferred subscription receivable                                              (333)             (333)
     Retained earnings                                                            18,339            21,311
     Treasury stock, at cost, 265,100 shares                                      (1,221)           (1,221)
                                                                               ---------        ----------
       Total shareholders' equity                                                 86,359            91,193
                                                                               ---------        ----------
       Total liabilities and shareholders' equity                               $464,446          $449,903
                                                                               =========        ==========



   The accompanying notes are an integral part of these financial statements.

                            THE FORTRESS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           (Unaudited, dollars in thousands, except per share amounts)


                                                                            For the Three              For the Three
                                                                             Months Ended              Months Ended
                                                                            March 31, 1999            March 31, 1998
                                                                            --------------            --------------

TOTAL REVENUES                                                                 $150,724                   $120,345
                                                                           ------------                -----------
HOMEBUILDING:
    Residential sales                                                          $148,267                   $118,026
    Lot sales and other                                                           1,073                      1,456
                                                                           ------------                -----------
          Homebuilding revenues                                                 149,340                    119,482
    Cost of sales:
       Construction and land costs                                              127,484                    101,661
       Amortization of purchase accounting adjustments                              228                        542
                                                                           ------------                -----------
          Gross profit                                                           21,628                     17,279
    Selling                                                                      10,569                      8,272
    General and administrative                                                    8,801                      6,747
    Special charges (See Note 8)                                                  1,270
    Goodwill amortization                                                           780                        532
                                                                           ------------                -----------
          Net operating income                                                      208                      1,728
                                                                           ------------                -----------
    Other expense (income):
       Interest expense                                                           1,145                      1,121
       Interest income                                                             (109)                      (157)
       Other, net                                                                  (701)                      (225)
                                                                            ------------               -----------
    Homebuilding (loss)/income before taxes                                        (127)                       989

FINANCIAL SERVICES:
    Operating revenues                                                            1,384                        863
    General, administrative and other expenses                                    1,310                        882
    Interest expense                                                                242                        157
    Interest income                                                                (205)                      (182)
                                                                            ------------               -----------
    Financial Services income before taxes                                           37                          6

Loss on sale of Landmark Homes (See Note 8)                                      (2,900)
                                                                            ------------               -----------
Total (loss)/income before taxes                                                 (2,990)                       995
(Benefit)/provision for income taxes                                             (1,046)                       398
                                                                            ------------               -----------
Net (loss)/income                                                            $   (1,944)               $       597
                                                                            ============               ===========
Income available to common shareholders, basic and diluted                   $   (2,973)               $       138
                                                                            ============               ===========
NET INCOME PER SHARE DATA (See Note 7):

    Basic net (loss)/income per share                                        $     (.25)               $       .01
                                                                            ===========                ===========
    Diluted net (loss)/income per share                                      $     (.25)               $       .01
                                                                            ===========                ===========
    Basic weighted average shares outstanding                                11,950,920                 11,605,334
                                                                            ===========                ===========
    Diluted weighted average shares outstanding                              11,950,920                 13,112,729
                                                                            ===========                ===========



   The accompanying notes are an integral part of these financial statements.

                            THE FORTRESS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)

                                                                             For the Three          For the Three
                                                                              Months Ended           Months Ended
                                                                             March 31, 1999         March 31, 1998
                                                                            ---------------         ---------------
Cash flows from operating activities
   Net (loss)/income                                                             ($1,944)              $   597
  Adjustments to reconcile net income to net cash (used in)/
    provided by operating activities:
      Depreciation and amortization                                                2,881                 1,697
      Minority interest                                                                                    (24)
      Special charges                                                              1,270
      Gain on sale of investment in land partnerships                               (247)
      Loss on sale of Landmark Homes                                               2,900
      Loss (gain) on sale of property and equipment                                   23                   (85)
      Changes in operating assets and liabilities
        Accounts and notes receivable                                             (1,355)                6,423
        Due from related parties                                                     442                   464
        Real estate inventories                                                  (28,409)               (5,600)
        Land held for resale                                                         (33)                 (226)
        Mortgage loans                                                              (991)               (1,042)
        Prepaid expenses and other assets                                           (401)                   71
        Accounts payable and accrued construction liabilities                     (2,146)               (4,250)
        Accrued expenses                                                             468                 5,895
        Customer deposits                                                          3,626                 3,508
                                                                               ---------             ---------
          Net cash (used in)/provided by operating activities                    (23,916)                7,428
                                                                               ---------             ---------

Cash flows from investing activities
   Acquisition of homebuilders, net of acquired cash                                                   (24,334)
   Proceeds from sale of Landmark Homes, net of cash sold                          3,078
   Payment of contingent consideration                                            (2,372)               (2,034)
   Purchase of property and equipment                                             (2,214)               (1,603)
   Proceeds from sale of property and equipment                                       21                   292
   Investments in land partnerships                                                 (422)               (1,623)
                                                                               ---------             --------
          Net cash used in investing activities                                   (1,909)              (29,302)
                                                                               ---------             --------

Cash flows from financing activities
   Borrowings under notes and mortgages payable                                  160,949               112,445
   Repayment of notes and mortgages payable                                     (135,558)             (113,968)
   Repayment of related party borrowings                                            (254)                 (474)
   Proceeds from issuance of Class AA Preferred Stock, net                                              27,663
   Redemption of Class C preferred stock                                          (1,693)
   Other (net)                                                                      (169)                   17
   Preferred dividends                                                            (1,600)                 (378)
   Common dividends                                                                                        (29)
   Purchase of treasury stock                                                                             (157)
                                                                               ---------             ---------
          Net cash provided by financing activities                               21,675                25,119
                                                                               ---------             ---------

Net (decrease) increase in cash and cash equivalents                              (4,150)                3,245
Cash and cash equivalents, beginning of period                                    23,102                12,406
                                                                               ---------             ---------
Cash and cash equivalents, end of period                                       $  18,952             $  15,651
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

Fortress began operations simultaneous with the closing of its initial public offering on May 21, 1996 (the "Offering"), and the acquisition of four homebuilding companies, which as a group are referred to as the Predecessor
Companies:



    Homebuilder                                Market(s)
    The Genesee Company ("Genesee")            Denver and Fort Collins, Colorado and Tucson, Arizona
    Buffington Homes, Inc.  ("Buffington)      Austin and San Antonio, Texas
    Christopher Homes ("Christopher")          Las Vegas, Nevada
    Solaris Development Corp. ("Sunstar")      Raleigh-Durham, North Carolina


Subsequent to the Offering, Fortress acquired the following homebuilding companies:


    Homebuilder                               Date Acquired         Market(s)
    Landmark Homes, Inc. ("Landmark")         August 31, 1996       Wilmington North Carolina, Myrtle
                                              (sold March 1999)     Beach, South Carolina
    Brookstone Homes, Inc. ("Brookstone")     December 31, 1996     Janesville, Madison, and Milwaukee
                                                                    Wisconsin
    D.W. Hutson Construction Company, now     February 28, 1997     Jacksonville, Florida
    known as Fortress Homes and Communities
    of Florida ("Fortress Florida")
    Wilshire Homes, Inc. ("Wilshire")         April 1, 1997         Austin and San Antonio, Texas
    Don Galloway Homes, Inc. ("Galloway")     August 1, 1997        Charlotte, North Carolina and
                                                                    Charleston, South Carolina
    The Iacobucci Organization ("Iacobucci")  October 1, 1997       Philadelphia, Pennsylvania
    WestBrook Homes ("WestBrook")             January 1, 1998       Loudoun County, Virginia
    Whittaker Construction ("Whittaker")      March 1, 1998         St. Louis, Missouri
    Quail Construction ("Quail)               April 1, 1998         Portland, Oregon


In January 1997, Fortress formed Fortress Mortgage, Inc. ("Fortress Mortgage"), a wholly-owned subsidiary, to provide mortgage-lending services to the Company's builder subsidiaries. Fortress Mortgage currently provides mortgage services in the Company's markets in Texas, Colorado, North Carolina, Nevada, Wisconsin, Florida, Oregon, and Missouri.

The accompanying consolidated financial statements of Fortress have been prepared by the Company. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes the disclosures made are adequate to make the information presented not misleading. However, the financial statements should be read in conjunction with the financial statements of the Company and notes thereto included in the 1998 Annual Report on Form 10-K.

Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations.

NOTE 2 - BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Fortress, a Delaware corporation, and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of companies acquired during the periods presented are included from their respective dates of acquisition.

Certain amounts in the prior period financial statements have been reclassified to conform to the current presentation.


NOTE 3 - REAL ESTATE INVENTORIES

Real estate inventories are summarized as follows (in thousands):

                                                                 March 31,       December 31,
                                                                   1999              1998
                                                                ----------      -------------
                                                               (unaudited)
    Work-in-progress
     Sold homes                                                   $126,832          $112,001
     Speculative                                                    61,674            68,288
                                                                  --------        ----------
         Total work-in-progress                                    188,506           180,289
    Land
     Finished lots                                                  73,524            76,824
     Land under development                                         44,788            33,454
     Unimproved land held for development                            8,837             6,407
                                                                  --------        ----------
         Total land                                                127,149           116,685

    Lumber yard inventory                                            2,616             2,223
    Model homes                                                     11,948            11,509
                                                                  --------        ----------
                                                                  $330,219          $310,706
                                                                  ========        ==========


NOTE 4 - INTEREST

Information regarding interest is as follows (in thousands):

                                                                For the Three Months Ended March 31,
                                                                        1999               1998
                                                                    ------------       -----------
                                                                     (unaudited)       (unaudited)
     During the periods:
      Interest incurred                                              $  8,117            $  7,122
      Interest capitalized                                             (6,730)             (5,845)
      Interest amortized to cost of sales                               5,678               4,371
                                                                     --------            --------
       Total interest expensed in statement of operations            $  7,065            $  5,648
                                                                     ========            ========

     At the end of the periods:
      Capitalized interest in ending inventory                       $ 24,162            $ 20,944
                                                                     ========            ========

NOTE 5 - NOTES AND MORTGAGES PAYABLE

Notes and mortgages payable consist of the following (in thousands):

                                                                    March 31,      December 31,
                                                                      1999             1998
                                                                  ------------    -------------
                                                                  (unaudited)
    13.75% Senior Notes due 2003                                   $100,000          $100,000
    Project specific land, land development and
        construction loans                                          199,062           180,144
    Mortgage warehouse lines of credit                               15,823            14,408
    Other                                                             2,736             3,069
                                                                  ---------          --------
                                                                    317,621           297,621
    Less: Unamortized senior note issuance costs                     (4,572)           (4,852)
                                                                  ---------          --------
                                                                   $313,049          $292,769
                                                                  =========          ========

The Company pays interest on the Senior Notes in arrears on May 15 and November 15 of each year at the rate of 13.75% per annum. The Senior Notes may not be redeemed at any time prior to maturity. The Senior Notes are unsecured and rank pari passu with, or senior in right of payment to, all other existing and future unsecured indebtedness of the Company. The Senior Notes, however, are effectively subordinated to secured debt of the Company to the extent of any collateral, as well as to the Company's subsidiaries' indebtedness. The Company is required to maintain a consolidated tangible net worth of at least $15 million and other financial covenants, as defined in the Senior Note Indenture. The Company was in compliance with all financial covenants at March 31, 1999.

In addition, the Senior Note Indenture restricts certain payments including dividends and repurchase or redemptions of stock. As of March 31, 1999, the Company had in excess of $10 million available for such payments. However, the Company also may make payments such as those described above from cash generated by subsidiaries designated as "unrestricted" as defined in the Senior Note Indenture.

The loan agreements for project specific land, land development and construction loans are secured by a lien on the applicable residential development project or a specific unit under construction. Repayment of the loans are generally due upon sale of the collateral property. The loans bear interest at annual variable rates ranging from 2.0% over the London Interbank Offer Rate (LIBOR) to 1.25% over prime rate and fixed rates generally from 8% to 12%. Certain of the subsidiary credit facilities contain covenants that limit the Company's overall ratio of debt to tangible net worth, and other covenants including minimum tangible net worth, current ratio and interest coverage. In addition, many of the credit facilities include similar covenants at the subsidiary level. The Company and its subsidiaries were in compliance with all such covenants as of March 31, 1999.

The Company's mortgage subsidiary has two warehouse lines of credit outstanding for the purpose of originating loans. The warehouse lines are secured by the mortgage loans held for sale and are repaid upon sale of the mortgage loans. The lines bear interest at variable rates ranging from 1.5% over the Euro rate to 1.75% over the 30-day Federal Funds Rate, based on the type of loan and lending requirements.

One of the Company's subsidiaries has a line of credit for the purpose of purchasing lumber yard inventory. The line of credit matures October 1, 1999 and bears interest at prime minus 1/2%. At March 31, 1999 the total commitment available is $2.0 million with $1.65 million currently outstanding. The outstanding portion of this line is included in "other" above. The remainder of other notes and mortgages payable consists primarily of debt financed corporate insurance policies which bear interest at varying rates between 6.8% and 6.9%.

NOTE 6 - CONVERTIBLE PREFERRED STOCK

The following are the Company's classes and series of preferred stock, amounts designated, and amounts outstanding at March 31, 1999 and December 31, 1998:

Class  AAA cumulative convertible (rate of 9% per annum), 40,000 designated,
           40,000 and 0, respectively, issued and outstanding ($40 million initial liquidation preference)
Class  AA  cumulative convertible (rate of 12% per annum decreased to 6% on
           March 6, 1998), 53,333 designated, 0 and 40,000, respectively, issued and outstanding ($40 million initial liquidation preference)
Series A 11% cumulative convertible, 20,000 designated, 0 issued and outstanding Series B convertible, 40,000 designated, 0 issued and outstanding
Series C convertible, 70,000 designated, 18,493 and 39,656, respectively, issuable (See below)

Series D convertible, 67,500 designated, 45,000 issued and outstanding
         ($4,500,000 aggregate liquidation
         preference)
Series E 6% convertible, 50,000 designated, 19,381 issued and outstanding
         ($1,938,100 aggregate liquidation preference)
Series F convertible, 5,000 designated, 5,000 issued and outstanding ($500,000 aggregate liquidation preference)

Under a Restructuring Agreement dated December 31, 1998 between the Company and Prometheus, the Company issued to Prometheus, effective February 4, 1999, 40,000 shares of Class AAA Redeemable Convertible Preferred Stock having an initial liquidation value of $40,000,000 in exchange for the outstanding 40,000 shares of Class AA Convertible Preferred Stock having a liquidation value of $40,000,000 held by Prometheus. In addition the Company issued Prometheus Supplemental Warrants convertible into common stock. Please refer to the Company's financial statements as reported on Form 10-K for the year ended December 31, 1998 (Note 9 - Shareholders' Equity and Note 17 - Subsequent Events) for further information on the classes and terms of preferred stock and warrants.

The number of shares into which each Supplemental Warrant may be exercisable will also be subject to certain customary anti-dilution adjustments. The exercisability of the Supplemental Warrants would also be subject to a revenue test, which provides that the Supplemental Warrants may not be exercised unless the Company's consolidated revenues for the most recent 16 full fiscal quarters exceeds $2,429,190,500. The revenue test is subject to adjustment for the sale of any Company subsidiary. As of March 31, 1998, for purposes of the revenue test, the Company's cumulative consolidated revenues for the most recent sixteen quarters was $1,687,230,000.

In addition, the Company is required to maintain a minimum annualized revenue amount of $610 million for the last four quarters tested, which is adjusted to $590 million for the four quarter period ended March 31, 2001 and June 30, 2001. The minimum annualized revenue is subject to further adjustment for the sale of Company subsidiaries.

The Series C stock (18,493 shares as of March 31, 1999) has been treated as outstanding for the purpose of calculating earnings per share; however, it will only be legally outstanding upon issuance.

NOTE 7 - (LOSS) EARNINGS PER SHARE

The following table reconciles the numerators (income) and the denominators (shares) of the basic and diluted per-share computations (in thousands):

                                                        For the Three Months
                                                           Ended March 31,
                                                        ----------------------
                                                             (unaudited)
                                                      1999                  1998
                                                      ----                  ----

Net (loss)/income                                ($    1,944)         $       597
Less: Preferred stock dividends                       (1,029)                (442)
Less: Imputed preferred stock dividend                     0                  (17)
                                                ------------          ------------
Basic EPS
(Loss)/Income available to common
     shareholders                                    ($2,973)                $138
Weighted average number of common
     shares outstanding                           11,950,920           11,605,334
                                                ------------          -----------
Basic (loss)/earnings per share                  ($      .25)         $       .01
                                                ============          ===========
Diluted EPS
(Loss)/income available to common
     shareholders, basic                         ($    2,973)         $       138
Plus preferred stock dividends                             0                    0
                                                ------------          -----------
(Loss)/income available to common
     shareholders, diluted                       ($    2,973)         $       138
                                                ============          ===========
Weighted average number of common
     shares outstanding                           11,950,920           11,605,334
Effect of dilutive securities
     Preferred stock                                       0            1,243,331
     Options                                               0                3,836
     Restricted stock                                      0               24,556
     Warrants                                              0              235,672
                                                ------------         ------------
Weighted average number of common
     shares outstanding                          11,950,920            13,112,729
                                                 ==========         =============
Diluted (loss)/earnings per share             ($        .25)        $         .01
                                              ==============        =============

Given the loss available to common shareholders, for the three months ended March 31, 1999, no common stock equivalents of the Company's various classes and series of preferred stock were included in the computation of diluted loss per share for that period because the effect of adding back the related dividends and the weighted average common shares would be antidilutive.

The Company's intention upon conversion or redemption (as the case may be) of Series B, C, D, E and F (see Note 8- Convertible Preferred Stock Form 10-K) is to issue Common Stock on the basis of the 10-for-1 conversion ratio contemplated in the respective agreements and to pay cash for the difference between the $100 liquidation value per share and the market value of the Common Stock converted at 10-for-1. Accordingly, the Company has included, in its calculation of earnings per share for the three months ended March 31, 1998, an additional 1,243,331 shares of common stock to be issued under the "if converted" method at the 10-for-1 conversion ratio.

The following shares were not included in the computation of diluted EPS for the three months ended March 31, 1999 and 1998 because the effect of adding back the related dividends and the weighted average common shares was antidilutive:


                        ------------------------------------------------------------------------------------------
                                             1999                                       1998
                        ------------------------------------------------------------------------------------------
                                                        Average
                                          Convertible   common                       Convertible        Average
                          Outstanding        into        stock        Outstanding        into        Common Stock
                               at           common     equivalents         at           common        Equivalents
     Class/Series          March 31,        shares     outstanding      March 31,       shares        Outstanding
     ------------        -----------     -----------  ------------    ------------  --------------  ------------


     Class AAA                40,000      6,666,667     4,148,167               0              0              0
     Class AA                    --              --     7,555,500          40,000      6,666,667      3,785,820
     Series A                    --              --                        10,000        277,056        277,056
     Series C                 18,493        184,930       356,590         Dilutive       Dilutive       Dilutive
     Series D                 45,000        450,000       450,000         Dilutive       Dilutive       Dilutive
     Series E                 19,381        193,810       193,810           2,500         25,000         13,056
     Series F                  5,000         50,000        16,670              --             --             --


NOTE 8 - SALE OF ASSETS AND SPECIAL CHARGES

On March 26 1999, the Company sold the assets of Landmark and realized a loss of $2.9 million. As of the disposition date, Landmark had total assets of approximately $11.3 million, which included unrecovered goodwill of approximately $3.0 million. The total selling price was approximately $8.3 million.

On March 31, 1999 the Company, as part of a restructuring of its Texas operations, sold its interest in several land partnerships in its Austin and San Antonio markets. The total proceeds to the Company from this sale of approximately $5.4 million, were received after month end and are included in accounts receivable at March 31, 1999. The gain on the sale of these partnership interests of approximately $247,000 is included in other income in the acompanying Consolidated Statement of Operations.

Included in operating expenses for the quarter ended March 31, 1999 are costs related to the restructuring of two of the Company's operating subsidiaries, Wilshire (formerly operating as Buffington) and WestBrook.

Concurrent with the decision to sell its interest in several Texas land partnerships the Company decided to exit certain communities. Costs totaling $480,000 are charges related to employee severance, carrying costs for model homes, and the write off of other product-line related assets that were determined to provide no future benefit under the restructured operation. As of March 31, 1999, approximately $58,000 of the estimated restructuring costs had been paid and charged against the liability. The restructuring costs are expected to be incurred within approximately six months.

In restructuring its WestBrook operation, the Company made a decision to exit subdivision-based homebuilding operations and focus on custom and semi-custom homebuilding. The cost of this restructuring, totaling $790,000, includes the write off of various subdivision-related costs that are not expected to have future value under the restructured operation. These costs include the write off of land purchase deposits, previously capitalized architectural costs and other land development costs. Also included in this charge is the write off of $294,000 in remaining goodwill. As of March 31, 1999, all of these costs had been incurred and there is no outstanding liability. WestBrook will continue to build out its current backlog and will have exited its subdivision-based operations within approximately six months.

NOTE 9 - SUBSEQUENT EVENTS

In April 1999 the Company redeemed 5,500 shares of Class AAA stock, ($5,500,000 liquidation value). Consequently, in addition to reducing the number of preferred shares outstanding, the Company has reduced, pro-rata, the number of Supplemental Warrants potentially issuable under its Supplemental Warrant Agreement. As of April 7, 1999 the Company had issued and outstanding 34,500 shares of Class AAA cumulative convertible preferred stock. The Company also had outstanding Supplemental Warrants (not exercisable before September 30, 2001) providing for the issuance of between 0 and 28,750,000 shares of additional common stock. The actual number of shares into which these warrants may be converted is subject to a revenue test and is further determined by the average price of the Company's common stock at the time of conversion. Please refer to the Company's financial statements as reported on Form 10-K for the year ended December 31, 1998 ( Note 9 -Shareholders' Equity and Note 17-Subsequent Events) for further information on the classes and terms of preferred stock and warrants.

As a result of the redemption of the 5,500 shares of Class AAA stock, the Company is ogligated under the "make-whole" provision relative to the Prometheus common stock investment of 898,845 shares, for arranging the sale of a pro-rata portion (123,592 shares) of common stock held by Prometheus and delivering a minimum of $5.50 per share to Prometheus. The Company's actual cost will be the difference, if any, between $5.50 per share and the amount realized from the sale of the stock. The Company will record this obligation as a reduction to its Additional Paid-In-Capital.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following table sets forth for the periods indicated certain items of the Company's unaudited consolidated financial statements in dollars (expressed in thousands) and as a percentage of the Company's total and segment revenues:

                                                        For the Three                 For the Three
                                                        Months Ended                  Months Ended
                                                       March 31, 1999                March 31, 1998
                                                       --------------                --------------
         Total revenues                           $150,724 100.0%              $120,345  100.0%
         Homebuilding revenues                     149,340  99.1%   100.0%      119,482   99.1%  100.0%
         Homebuilding gross profit                  21,628  14.3%    14.5%       17,279   14.4%   14.5%
         Homebuilding income before special
         charges and taxes                           1,143   0.8%     0.8%          989    0.8%    0.8%
         Homebuilding (loss) income before taxes      (127) (0.1)%   (0.1)%         989    0.8%    0.8%
         Mortgage revenues                           1,384   0.9%   100.0%          863    0.7%  100.0%
         Mortgage expenses                           1,347   0.9%    97.3%          857    0.7%   99.3%
         Mortgage income before taxes                   37   -        2.7%            6    -       0.7%
         Loss on Sale of Landmark Homes             (2,900) (1.9)%                         -
         Net (loss) income                          (1,944) (1.3)%                  597    0.5%

Consolidated Results of Operations

Comparison of the Company's Results of Operations for the Three Months Ended March 31, 1999 and 1998.

Homebuilding Operations

General

                                  New Orders, Net                    Closings               Backlog<F1>1 at March 31,
                                  ---------------                  -------------            ---------------------
                                  Three Months                     Three Months
                                  1999    1998                     1999    1998                  1999     1998
     State
     Arizona                        14       13                      30        8                   18       14
     Colorado                      103      120                      63       74                  223      229
     Florida                       302      317                     162      155                  439      313
     Missouri                      128       56                     124       37                  192      186
     Nevada                         44       36                      16       15                  114       84
     North Carolina                206      203                     154      154                  295      299
     Oregon                         19      N/A                      18      N/A                   12      N/A
     Pennsylvania                   34       74                      39       47                   48       76
     South Carolina                 35       71                      31       59                   85       83
     Texas                         190      229                     202      182                  288      296
     Virginia                       10       20                       8        5                   19       27
     Washington                     12      N/A                       8      N/A                    6      N/A
     Wisconsin                      66       55                      44       22                   83       55
                               -------   ------                 -------   ------                -----    -----
         Total                   1,163    1,194                     899      758                1,822    1,662

-------------
<F1> 1 Backlog represents homes sold but not yet closed.

         As seen in the above chart, the Company achieved net new orders of 1,163 homes for the three months ended March 31, 1999 compared to 1,194 homes for the same period in 1998, a decrease of 2.6%. A 17% decrease in new orders in the Company's Texas subsidiary from the first quarter of 1998 to the first quarter of 1999 is attributable to the Company's strategy to exit the entry-level market and concentrate on move-up communities. (see Note 8 - Sale of Assets and Special Charges). The Company believes that this repositioning into fewer communities will result in lower unit volume, but improved profitability. Several other subsidiaries achieved lower new orders in the first quarter of 1999 versus the same period in 1998. However, most of these, with the exception of the company's Philadelphia area subsidiary, have maintained basically flat, and in some cases increased backlog volume at March 31, 1999 as compared to March 31, 1998. Offsetting these decreases was the impact of having in 1999 the benefit of new orders from the subsidiaries acquired during the first quarter of 1998.

The Company has a combined backlog of 1,822 homes, with a dollar volume of $359.8 million at March 31, 1999 as compared to 1,662 homes, with a dollar volume of $305.4 million at March 31, 1998. This represents an increase of 9.6% and 17.8% for units and dollar volume, respectively. The per-home value of backlog rose from approximately $183,000 in the first quarter of 1998 to approximately $197,000 in the first quarter of 1999. This per-home increase is attributable, in large part, to the rise in luxury home backlog at the Company's Las Vegas subsidiary, where the average backlog per home at March 31, 1999 was approximately $539,000.

Revenues

Homebuilder revenues for the first quarter of 1999 were $149.3 million, as compared to $119.5 million for the same period of 1998, representing an increase of 24.9%. Most of this increase is attributable to the increase in the number of homes closed (899 versus 758, an 18.6% increase). The rest is due to an increase in the average price of homes closed (approximately $165,000 for the first quarter of 1999 as compared to approximately $156,000 in the first quarter of
1998). As with new orders, the subsidiaries acquired during the first quarter of 1998 accounted for the majority of the increase in closings and revenue experienced this year. Also included in homebuilder revenues were $1.1 million and $1.5 million in sales of lots for the quarters ended March 31, 1999 and 1998, respectively. Revenues from existing subsidiaries were, in the aggregate, essentially flat.

Gross Profit

Gross profit for the quarter ended March 31, 1999 was $21.6 million, as compared to $17.3 million for the comparable period of 1998. This 24.9% increase is consistent with the increase in revenue discussed above. Gross profit margins remained constant at 14.5% for both periods, in spite of reduced margin levels at our Las Vegas subsidiary.

Operating Expenses

Operating expenses including selling, general and administrative, special charges, and goodwill, for the quarters ended March 31, 1999 and 1998 were $21.4 million (14.3% of revenue) and $15.6 million (13.0% of revenue), respectively. The company recognized $1.3 million in special charges during the quarter ended March 31, 1999 pertaining to restructuring costs associated with several of its subsidiaries (see Note 8 - Sale of Assets and Special Charges). Excluding the impact of these charges, total operating expenses for the quarter ended March 31, 1999 would have been $20.1 million, and 13.5% of revenue.

Selling expenses increased to $10.6 million (7.1% of revenue) for the quarter ended March 31, 1999 as compared to $8.3 million (6.9% of revenue) for the same period of 1998. Contributing signficantly to this increase as a percent of revenue was an increase in selling and marketing expenses associated with several luxury models at the Company's Las Vegas subsidiary. The relatively low volume of closings in the first quarter of 1999 resulted in less revenue to absorb these primarily fixed selling expenses.

General and administrative expenses were $8.8 million (5.9% of revenue) for the first quarter of 1999, as compared to $6.7 million (5.6% of revenue) for the first quarter of 1998. In accordance with the implementation or Statement of Position 98-1 (SOP 98-1) changes in accounting for costs related to implementation of information technology systems, which require these costs to be expensed as incurred, accounted for a large portion of the increase. Costs associated with data conversion are now being expensed as incurred. In addition, the amortization and depreciation of costs which were capitalized in prior years is also a contributive factor to this increase.

Homebuilding Pretax

Excluding the impact of the special charges discussed above, homebuilding pretax profit for the quarter was $1,143,000. This compares to $989,000 for the comparable quarter of 1998, representing an increase of 15.6%. Gross profit Dollar increases, offset partially by operating expense increases, both of which are discussed above, combined to achieve this increase in pretax profit before special charges.
                                       13

Financial Services Segment

Fortress Mortgage's first quarter 1999 closing volume, units closed and capture rates all increased from the comparable period of 1998. These increases resulted mainly from additional volume generated at the following Fortress Mortgage branches that began operating during 1998:
-  Jacksonville
-  St. Louis
-  Milwaukee
-  Portland
-  Charlotte

Revenue for the three months ended March 31, 1999 increased 60.4% to $1.4 million from $863,000 for the comparable period of 1998 due to the increased closing volume. The gross profit margin (operating revenues as a percentage of closing volume) remained constant at approximately 2.8%.

Financial services pretax profit generated by Fortress Mortgage was $37,000 for the first quarter of 1999, as compared to $6,000 for the first quarter of 1998

Loss on Sale of Landmark Homes

Consistent with its strategy to redeploy capital invested in under-performing assets, the Company sold the assets of Landmark in March 1999, thereby exiting the Wilmington, North Carolina and Myrtle Beach, South Carolina markets. The Company recognized a pretax loss of $2.9 million on this disposition, due primarily to unrecovered goodwill of approximately $3.0 million.

Net (Loss)/Income

Due to the previously described factors and the income tax effect thereof, net loss for the three months ended March 31, 1999 was $1.9 million, as compared to net income of $597,000 for the three months ended March 31, 1998. Excluding the impact of the special charges and the sale of Landmark, net income for the first quarter of 1999 would have been approximately $700,000, an increase of 17.3% over the prior year.

The restructuring of the Prometheus agreement resulted in an increase in the preferred dividend rate related to that class of stock from 6% to 9% annually. Additionally, the Prometheus investment of $40.0 million was outstanding for the entire quarter in 1999 compared to an investment of $11.7 million for approximately two months of 1998 and $40.0 million for the remainder of the first quarter. This change in preferred rate along with the increase in preferred investment resulted in an increase in the amount of preferred dividends impacting (loss)/earnings per share. Total preferred dividends for the first quarter 1999 increased to $1.0 million from $459,000 in the prior year. Excluding the impact of the special charges and the sale of Landmark, the Company's loss per common share (after preferred dividends) for the quarter would have been $0.03.

Earnings before interest, taxes, depreciation and amortization (EBITDA) increased 17.9% to $9,618,000 for the three months ended March 31, 1999 as compared to $8,159,000 for the same period in 1998. EBITDA is provided as a supplemental measurement of the Company's operating performance. EBITDA does not represent cash flows from operations as defined by GAAP and should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. In addition, EBITDA measures presented by the Company may not be comparable to other similarly titled measures of other companies.


Liquidity and Capital Resources

The Company's operating activities involve several components, principally home construction, land development, and mortgage loan origination for home purchasers. During the three months ended March 1999, the Company's operating activities, taken in the aggregate, utilized approximately $23.9 million of cash. This cash utilization was primarily the result of increases in inventories of approximately $28.4 million which is consistent with the Company's growth in its backlog and the seasonal nature of the homebuilding industry. Increases in customer deposits of $3.6 million offset this use. Proceeds from the sale of the Company's investment in several land partnerships were received after March 31, and increased accounts and notes receivable by $5.2 million.
                                       14

The majority of the Company's investing activities during the three months--net cash use of $1.9 million--related to (a) additional consideration under the earnout provision of prior period acquisitions ($2.4 million), and (b) property and equipment expenditures ($2.2 million). These investments were offset by proceeds from the sale of Landmark ($3.1 million net).

The Company's financing activities generated cash of $21.7 million. These activities included net borrowings under notes and mortgages payable of $25.4 million. In addition the redemption of Class C preferred stock of $1.7 million and preferred dividend payments of $1.6 million offset these cash inflows.

Management believes that funds available through the existing credit facilities coupled with the cash on hand and cash generated through operations will be adequate for the anticipated cash need of its current operations for the foreseeable future. As of March 31, 1999, the Company had cash and cash equivalents on hand of $19.0 million.

At March 31, 1999, the Company had 3,877 lots in inventory, which represents, in aggregate, an estimated twelve month supply of land based on sales absorption rates for the first three months of 1999. One of the Company's operating strategies is to keep a relatively low supply of finished lots and lots under development in order to manage and minimize risk associated with land ownership. The Company utilizes land options and investments in limited land partnerships as methods of controlling and subsequently acquiring land. The Company plans to continue these practices and expects to exercise, subject to market conditions, substantially all of its option contracts. At March 31, 1999, the Company had an additional 6,608 lots under option representing just over a one-and-a-half-year supply of land based on the same absorption rates as above.


Year 2000

As computer systems and other business equipment are embedded with chips or processors that use only two digits to represent the year or are programmed with software that uses such a two digit system, they may be unable to accurately process certain data before, during or after January 1, 2000. If not addressed and corrected, such programs and chips may cause computer systems to fail or to miscalculate data. This issue is commonly referred to as the "Y2K" issue.

In conjunction with the ongoing process of converting all of its builder subsidiaries to an integrated computer information system ("ICIS"), Fortress began the project of addressing the Y2K issue during 1998. The Company's project is directed at modifying or replacing portions of its existing computer systems to ensure that they will function properly with respect to dates in the year 2000 and thereafter. The Company's plan encompasses both information technology systems and non-information technology systems, such as chips embedded in its security systems, office equipment, and facilities.

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

The Company has assessed the information systems of the subsidiaries as its greatest area of business risk and, accordingly, has given this area highest priority. As of March 31, 1999, the Company has completed the first phase and is well underway with phases two and three at all subsidiaries. The plan is to be through phase five at all subsidiaries early in the second quarter of 1999 and to have completed all phases throughout the Company by the end of the third quarter of 1999.

The Company's information technology ("IT") group is currently involved with its ICIS vendor performing Y2K testing on the ICIS. Even in its current operating state, several applications of the system in use now are already Y2K compliant. The most recent version, which renders the entire system Y2K compliant, is being tested currently. The vendor has completed its testing and has already upgraded several customers. The Company's IT group has almost completed their own testing with Company data on this version. The IT group expects to complete this testing and upgrade to the Y2K compliant version in the second quarter. This affects three of the Company's subsidiaries and the corporate office, which are currently operating on the system. As of March 1999, one builder subsidiary is not Y2K compliant. The Company has begun the conversion process at this subsidiary and plans for the conversion to be completed during the third quarter of 1999. Due to the IT group's current focus on bringing the Company into Y2K compliance, those subsidiaries who either received or purchased Y2K compliant versions of their software will not implement ICIS until 2000. Management does not consider this delay in implementation to have a material adverse impact on the Company.

Over the last twelve months, the Company's IT group has normalized the network server and desktop operating systems, hardware platforms and network peripheral devices to equipment and software that are certified as Y2K ready. Each desktop computer in use at all builder subsidiaries has been certified to be Y2K compliant or has been identified for replacement by the end of June 1999. Each server hardware component and operating system is certified to be Y2K ready. Each component of the subsidiary builder local area networks is compliant and the wide area network equipment and software is likewise certified. Additional Y2K assessment and testing remains for one little-used inventory systems which will be completed by the end of June 1999.

While the Company is giving greatest priority to its operating systems and those of its subsidiaries, the Company is also addressing the Y2K issues associated with the Company's telephone and voice mail systems, fax machines, copiers and other office systems integrated into the office facilities, and other equipment including embedded chips or processors. Nine of the Company's largest builder subsidiaries have completed a comprehensive survey of all computer and embedded systems and are fully Y2K compliant. The remaining builder subsidiaries are scheduled to be assessed, repaired or replaced and tested by the end of June 1999. The IT group has not identified any office system that will not be Y2K compliant.

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

Costs

As the Company's Y2K project has been combined with the ICIS project, many areas of the project would have been undertaken regardless of the Y2K issue. Management estimates that the total cost of the ICIS project will be approximately $4.0 to $4.5 million; however, it is not possible to determine the portion of that amount which is specifically attributable only to the Y2K compliance work. The total amount expended on the ICIS project work from inception to March 31, 1999 was approximately $3.2 million. The Company believes that the costs to specifically address the Y2K issue will not have a material impact on the Company's results of operations, financial condition, or liquidity for any year in the reasonably foreseeable future. The plan for the successful completion of the Company's Y2K project and the estimated total costs are based upon certain assumptions by management regarding future events, including the continued availability of qualified resources to implement the program and the cost of such resources.
                                       16

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

Contingency Plan

The Company's Y2K contingency plan focused on whether it would be feasible to get non-compliant builder subsidiaries converted to the Company-wide ICIS (scheduled for conversion to the Y2K compliant version in June 1999). After carefully assessing the current progress, the Company decided that of three remaining non-compliant subsidiaries, two would upgrade their existing software to a Y2K compliant version, and the third would convert to the ICIS by the end of the third quarter of 1999. In addition, of the two subsidiaries being upgraded on their current systems, the Company has begun the conversion process, which is slated for completion at the end of the third quarter of 1999.

While management expects that the company will not experience material adverse consequences in connection with the Y2K issue as it relates to its internal operating system, no assurance can be given that the system will operate as expected in the Year 2000. See "Risks" section above and "Statement on Forward-Looking Information".



Statement on Forward-Looking Information


         Certain information included within this report is "forward-looking" within the meaning of the Private Securities Litigation Reform Act of 1995 including but not limited to, statements concerning growth, anticipated operating results, financial position, and liquidity and financial resources. Such information involves known and unknown risks, uncertainties and other factors that may cause actual results to differ materially. Such risks, uncertainties and other factors include, but are not limited to, fluctuations in interest rates, availability of raw materials and labor costs, levels of competition, the effect of government regulation, the availability of capital, the price of the Company's common stock, weather conditions, changes in general economic conditions and other factors which may adversely effect the Company's earnings and/or the earnings of the acquired homebuilders or earnings per share.

PART II - OTHER INFORMATION


Item 2.  Changes in Securities.

Under a Restructuring Agreement dated December 31, 1998 between the Company and Prometheus Homebuilders LLC ("Prometheus"), the Company issued to Prometheus, effective February 4, 1999, 40,000 shares of Class AAA Redeemable Convertible Preferred Stock having an initial liquidation value of $40,000,000 in exchange for the outstanding 40,000 shares of Class AA Convertible Preferred Stock having a liquidation value of $40,000,000 held by Prometheus. A more detailed description of the features of this class of stock as well as other terms related to this agreement has been reported on Form 8-K, filed March 5, 1999.

Effective March 10, 1999, the Company, pursuant to the previously reported terms of the asset purchase agreement between the Company, D.W. Hutson Construction, Inc. ("Hutson") and the principal shareholder of Hutson, issued 21,163 shares of its Class C preferred stock. Effective March 11, 1999, the Class C preferred stock was converted in accordance with its terms into 211,630 shares of Company common stock and $1,693,014 in cash. The issuance of the Class C preferred stock was exempt from registration under the Securities Act as a transaction not involving a public offering. The Company common stock issued upon conversion is registered under the Securities Act for resale pursuant to the Company's existing shelf registration statement.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits.

                  Number   Description
                  ------   -----------
                  27       Financial Data Schedule

         (b)      Reports on Form 8-K.

                  Form 8-K filed February 5, 1999 reporting, pursuant to Item 5, the issuance of 40,000 shares of Class AAA Redeemable Convertible Preferred Stock.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      THE FORTRESS GROUP, INC.



Date:  05/17/99                       By: /s/ George C, Yeonas
       --------                           ----------------------------------
                                          George C. Yeonas
                                          President and Chief Executive Officer



Date: 05/17/99                        By: /s/ Jeffrey W. Shirley
      --------                            -----------------------------------
                                          Jeffrey W. Shirley
                                          Vice President of Finance
                                          (Principal Financial Officer)

                                  EXHIBIT INDEX


         Number       Description                                     Page
         ------       -----------                                     ----

         27           Financial Data Schedule