Form 10-Q
period 1999-06-30
FORTRESS GROUP INC
filed 1999-08-16
CIK 1010607

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

                  For the Quarterly Period Ended: June 30, 1999

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


       Registrant's telephone number, including area code: (703) 442-4545
                                                           --------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

         As of August 12 1999, there were outstanding 12,162,416 shares of common stock, par value $.01, of the registrant.

================================================================================

                            THE FORTRESS GROUP, INC.

                           QUARTER ENDED JUNE 30, 1999




                                                                      PAGE
                                                                      ----

PART I - FINANCIAL INFORMATION

   Item 1.

        The Fortress Group, Inc.
             Consolidated Balance Sheets (unaudited)                    3
             Consolidated Statements of Operations
               (unaudited)                                              4
             Consolidated Statements of Cash Flows
               (unaudited)                                              6
             Notes to Consolidated Financial Statements
               (unaudited)                                              7



   Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations                  13


PART II - OTHER INFORMATION


   Item 2. Changes in Securities                                       20

   Item 4. Submission of Matters to a Vote of
        Security Holders                                               20

   Item 6. Exhibits and Reports on Form 8-K.                           20
             (a)     Exhibits.
             (b)     Reports on Form 8-K.


PART III -

SIGNATURES                                                             21

EXHIBIT INDEX                                                          22

                            THE FORTRESS GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)


                                                                                   June 30,       December 31,
                                                                                     1999             1998
                                                                                     ----             ----
                                                                                 (unaudited)

                                     ASSETS

Cash and cash equivalents                                                         $ 17,952         $ 23,102
Accounts and notes receivable                                                       13,692           12,714
Due from related parties                                                               865            1,378
Real estate inventories                                                            340,513          310,706
Land held for resale                                                                     -            7,954
Mortgage loans                                                                      16,759           15,397
Investments in land partnerships                                                     4,153            9,616
Property and equipment, net                                                         14,329           13,785
Prepaid expenses and other assets                                                   13,276           15,980
Goodwill, net                                                                       34,700           39,271
                                                                                  --------         --------

       Total assets                                                               $456,239         $449,903
                                                                                  ========         ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued construction liabilities                             $ 35,896         $ 35,501
Notes and mortgages payable                                                        315,140          292,769
Due to related parties                                                                 340            3,405
Accrued expenses                                                                    13,134           16,260
Customer deposits                                                                   14,314           10,708
                                                                                  --------         --------

       Total liabilities                                                           378,824          358,643
                                                                                  --------         --------

Minority interest                                                                       79               67
Obligation under Preferred Stock Redemption Agreement (See Note 6)                   1,421                -

Shareholders' equity
     Preferred stock, all classes and series, $.01 par value, 1 million                  1                1
       authorized (See Note 6 )
     Common stock, $.01 par value, 99 million authorized,
       12,427,516 and 12,173,207 issued, respectively                                  124              122
     Additional paid-in capital                                                     56,341           71,313
     Preferred subscription receivable                                                (333)            (333)
     Retained earnings                                                              21,003           21,311
     Treasury stock, at cost, 265,100 shares                                        (1,221)          (1,221)
                                                                                  --------         --------

       Total shareholders' equity                                                   75,915           91,193
                                                                                  --------         --------
       Total liabilities and shareholders' equity                                 $456,239         $449,903
                                                                                  ========         ========

   The accompanying notes are an integral part of these financial statements.

                            THE FORTRESS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           (Unaudited, dollars in thousands, except per share amounts)

                                                                 For the Three       For the Three
                                                                  Months Ended       Months Ended
                                                                 June 30, 1999       June 30, 1998
                                                                 -------------       -------------

TOTAL REVENUES                                                     $  182,011          $  166,666
                                                                   ----------          ----------

HOMEBUILDING:
    Residential sales                                              $  177,992          $  164,113
    Lot sales and other                                                 2,441               1,705
                                                                   ----------          ----------
          Homebuilding revenues                                       180,433             165,818
    Cost of sales:                                                    153,749             140,715
                                                                   ----------          ----------
          Gross profit                                                 26,684              25,103
    Selling                                                            11,590              10,696
    General and administrative                                          8,330               8,063
    Goodwill amortization                                                 606                 610
                                                                   ----------          ----------
          Net operating income                                          6,158               5,734
                                                                   ----------          ----------
    Other expense (income):
       Interest expense                                                 1,193                 980
       Interest (income)                                                 (166)               (210)
       Other, net                                                        (579)               (328)
                                                                   ----------          ----------

    Homebuilding income before taxes                                    5,710               5,292

FINANCIAL SERVICES:
    Operating revenues                                                  1,578                 848
    General, administrative and other expenses                          1,435                 852
    Interest expense                                                      317                 189
    Interest (income)                                                    (264)               (198)
                                                                   ----------          ----------

    Financial Services income before taxes                                 90                   5

Total income before taxes                                               5,800               5,297
Provision for income taxes                                              2,371               2,121
                                                                   ----------          ----------

Net income                                                         $    3,429          $    3,176
                                                                   ==========          ==========

Income available to common shareholders, basic                     $    2,665          $    2,529
                                                                   ==========          ==========

Income available to common shareholders, diluted                   $    3,429          $    3,176
                                                                   ==========          ==========

NET INCOME PER SHARE DATA (See Note 7):

    Basic net income per share                                     $      .22          $      .21
                                                                   ==========          ==========

    Diluted net income per share                                   $      .19          $      .15
                                                                   ==========          ==========

    Basic weighted average shares outstanding                      12,144,941          11,803,650
                                                                   ==========          ==========

    Diluted weighted average shares outstanding                    18,463,718          21,160,703
                                                                   ==========          ==========

   The accompanying notes are an integral part of these financial statements.

                            THE FORTRESS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           (Unaudited, dollars in thousands, except per share amounts)

                                                                  For the Six            For the Six
                                                                  Months Ended          Months Ended
                                                                 June 30, 1999         June 30, 1998
                                                                 -------------         -------------

TOTAL REVENUES                                                     $  332,735          $  287,011
                                                                   ----------          ----------

HOMEBUILDING:
    Residential sales                                              $  326,259          $  282,138
    Lot sales and other                                                 3,514               3,162
                                                                   ----------          ----------
          Homebuilding revenues                                       329,773             285,300
    Cost of sales                                                     281,461             242,918
                                                                   ----------          ----------
          Gross profit                                                 48,312              42,382
    Selling                                                            22,159              18,968
    General and administrative                                         17,131              14,809
    Special Charges                                                     1,270                   -
    Goodwill amortization                                               1,386               1,143
                                                                   ----------          ----------
          Net operating income                                          6,366               7,462
                                                                   ----------          ----------
    Other expense (income):
       Interest expense                                                 2,338               2,101
       Interest (income)                                                 (275)               (367)
       Other, net                                                      (1,280)               (553)
                                                                   ----------          ----------

    Homebuilding income before taxes                                    5,583               6,281

FINANCIAL SERVICES:
    Revenues                                                            2,962               1,711
    General, administrative and other expenses                          2,745               1,734
    Interest Expense                                                      559                 346
    Interest (income)                                                    (469)               (380)
                                                                   ----------          ----------

    Financial Services income before taxes                                127                  11

Subtotal- Homebuilding & Financial Services                             5,710               6,292

Loss on sale of Landmark Homes                                          2,900                   -
                                                                   ----------          ----------

Total income before taxes                                               2,810               6,292
Provision for income taxes                                              1,325               2,519
                                                                   ----------          ----------

Net income                                                         $    1,485          $    3,773
                                                                   ==========          ==========

(Loss)/income available to common shareholders, basic              $     (308)         $    2,667
                                                                   ==========          ==========

(Loss)/income available to common shareholders, diluted            $     (308)         $    3,741
                                                                   ==========          ==========

NET INCOME PER SHARE DATA (See Note 9):

    Basic net (loss)/income per share                              $    (0.03)         $      .23
                                                                   ==========          ==========

    Diluted net (loss)/income per share                            $    (0.03)         $      .20
                                                                   ==========          ==========

    Basic weighted average shares outstanding                      12,048,466          11,706,974
                                                                   ==========          ==========

    Diluted weighted average shares outstanding                    12,048,466          19,033,066
                                                                   ==========          ==========

   The accompanying notes are an integral part of these financial statements.

                            THE FORTRESS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)

                                                                  For the Six        For the Six
                                                                 Months Ended        Months Ended
                                                                 June 30, 1999      June 30, 1998
                                                                 -------------      -------------
Cash flows from operating activities
  Net income                                                        $   1,485           $   3,773
  Adjustments to reconcile net income to net cash (used in)/
    provided by operating activities:
       Depreciation and amortization                                    4,864               4,227
       Minority interest                                                                      (43)
       Special charges                                                  1,270
       Gain on sale of investment in land partnerships                   (291)
       Loss on sale of Landmark Homes                                   2,900
       Loss/(gain) on sale of property and equipment                       70                (118)
       Changes in operating assets and liabilities
         Accounts and notes receivable                                 (1,152)              8,161
         Due from related parties                                         513               1,431
         Real estate inventories                                      (38,606)            (11,917)
         Land held for resale                                           7,954                 (70)
         Mortgage loans                                                (1,362)             (3,243)
         Prepaid expenses and other assets                              2,114                  20
         Accounts payable and accrued construction liabilities            528                 515
         Accrued expenses                                              (3,680)             (1,546)
         Customer deposits                                              3,693               5,386
                                                                    ---------           ---------
          Net cash (used in)/provided by operating activities         (19,700)              6,576
                                                                    ---------           ---------

Cash flows from investing activities
   Acquisition of homebuilders, net of acquired cash                                      (27,244)
   Proceeds from sale of Landmark Homes, net of cash sold               3,078
   Proceeds from sale of land partnership interests                     5,351
   Payment of contingent consideration                                 (2,372)             (2,034)
   Redemption of Class AAA preferred stock                            (11,500)
   Purchase of property and equipment                                  (3,504)             (3,183)
   Proceeds from sale of property and equipment                            87                 344
   Investments in land partnerships                                       743              (2,834)
                                                                    ---------           ---------
          Net cash used in investing activities                        (8,117)            (34,951)
                                                                    ---------           ---------

Cash flows from financing activities
   Borrowings under notes and mortgages payable                       342,735             282,899
   Repayment of notes and mortgages payable                          (315,533)           (274,814)
   Borrowings from related parties                                          3                  87
   Repayment of related party borrowings                                 (327)               (477)
   Proceeds from issuance of Class AA Preferred Stock, net                                 27,294
   Redemption of Class C preferred stock                               (1,693)
   Other (net)                                                           (182)                 37
   Preferred dividends                                                 (2,336)               (820)
   Common dividends                                                                           (59)
   Purchase of treasury stock                                                                (157)
                                                                    ---------           ---------
          Net cash provided by financing activities                    22,667              33,990
                                                                    ---------           ---------

Net (decrease)/increase in cash and cash equivalents                   (5,150)              5,615
Cash and cash equivalents, beginning of period                         23,102              12,406
                                                                    ---------           ---------

Cash and cash equivalents, end of period                            $  17,952           $  18,021
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

Fortress began operations simultaneous with the closing of its initial public offering on May 21, 1996 (the "Offering"), and the acquisition of four homebuilding companies:

    Homebuilder                                Market(s)
    -----------                                ---------
    The Genesee Company ("Genesee")            Denver and Fort Collins, Colorado and Tucson, Arizona
    Buffington Homes, Inc.  ("Buffington)      Austin and San Antonio, Texas
    Christopher Homes ("Christopher")          Las Vegas, Nevada
    Solaris Development Corp. ("Sunstar")      Raleigh-Durham, North Carolina

Subsequent to the Offering, Fortress acquired the following homebuilding companies:

    Homebuilder                               Date Acquired         Market(s)
    -----------                               -------------         ---------
    Landmark Homes, Inc. ("Landmark")         August 31, 1996       Wilmington, North Carolina,
                                              (sold March 1999)     Myrtle Beach, South Carolina
    Brookstone Homes, Inc.                    December 31, 1996     Janesville, Madison, and
    ("Brookstone")                                                  Milwaukee, Wisconsin
    D.W. Hutson Construction Company,         February 28, 1997     Jacksonville, Florida
    now known as Fortress Homes and
    Communities of Florida ("Fortress
    Florida")
    Wilshire Homes, Inc. ("Wilshire")         April 1, 1997         Austin and San Antonio, Texas
    Don Galloway Homes, Inc.                  August 1, 1997        Charlotte, North Carolina and
    ("Galloway")                                                    Charleston, South Carolina
    The Iacobucci Organization                October 1, 1997       Philadelphia, Pennsylvania
    ("Iacobucci")
    WestBrook Homes ("WestBrook")             January 1, 1998       Loudoun County, Virginia
    Whittaker Construction ("Whittaker")      March 1, 1998         St. Louis, Missouri
    Quail Construction ("Quail)               April 1, 1998         Portland, Oregon

In January 1997, Fortress formed Fortress Mortgage, Inc. ("Fortress Mortgage"), a wholly-owned subsidiary, to provide mortgage-lending services to the Company's builder subsidiaries. Fortress Mortgage currently provides mortgage services in the Company's markets in Texas, Colorado, North Carolina, Nevada, Wisconsin, Florida, Oregon, Pennsylvania and Missouri.

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


NOTE 3 - REAL ESTATE INVENTORIES

Real estate inventories are summarized as follows (in thousands):

                                                                   June 30,       December 31,
                                                                     1999             1998
                                                                     ----             ----
                                                                 (unaudited)
    Work-in-progress
      Sold homes                                                  $133,485          $112,001
      Speculative                                                   54,901            68,288
                                                                  --------          --------
        Total work-in-progress                                     188,386           180,289

    Land
      Finished lots                                                 78,965            76,824
      Land under development                                        46,240            33,454
      Unimproved land held for development                          12,429             6,407
                                                                  --------          --------
        Total land                                                 137,634           116,685

    Lumber yard inventory                                            2,247             2,223
    Model homes                                                     12,246            11,509
                                                                  --------          --------

                                                                  $340,513          $310,706
                                                                  ========          ========


NOTE 4 - INTEREST

Information regarding interest is as follows (in thousands):

                                                                For the Six Months Ended June 30,
                                                                ---------------------------------
                                                                     1999             1998
                                                                     ----             ----
                                                                  (unaudited)      (unaudited)

     During the periods:
      Interest incurred                                           $ 16,667          $ 15,603
      Interest capitalized                                         (13,770)          (13,156)
      Interest amortized to cost of sales                           13,521             9,953
                                                                  --------          --------
       Total interest expensed in statement of operations         $ 16,418          $ 12,400
                                                                  ========          ========

     At the end of the periods:
      Capitalized interest in ending inventory                    $ 23,359          $ 25,138
                                                                  ========          ========

NOTE 5 - NOTES AND MORTGAGES PAYABLE

Notes and mortgages payable consist of the following (in thousands):

                                                                    June 30,        December 31,
                                                                      1999             1998
                                                                      ----             ----
                                                                  (unaudited)

    13.75% Senior Notes due 2003                                   $100,000          $100,000
    Project specific land, land development and
        construction loans                                          200,715           180,144
    Mortgage warehouse lines of credit                               16,058            14,408
    Other                                                             2,659             3,069
                                                                   --------          --------
                                                                    319,432           297,621
    Less: Unamortized senior note issuance costs                     (4,292)           (4,852)
                                                                   --------          --------
                                                                   $315,140          $292,769
                                                                   ========          ========

The Company pays interest on the Senior Notes in arrears on May 15 and November 15 of each year at the rate of 13.75% per annum. The Senior Notes may not be redeemed at any time prior to maturity. The Senior Notes are unsecured and rank pari passu with, or senior in right of payment to, all other existing and future unsecured indebtedness of the Company. The Senior Notes, however, are effectively subordinated to secured debt of the Company to the extent of any collateral, as well as to the Company's subsidiaries' indebtedness. The Company is required to maintain a consolidated tangible net worth of at least $15 million and other financial covenants, as defined in the Senior Note Indenture. The Company was in compliance with all financial covenants at June 30, 1999.

In addition, the Senior Note Indenture restricts certain payments including dividends and repurchase or redemptions of stock. As of June 30, 1999, the Company had in excess of $5 million available for such payments. However, the Company also may make payments such as those described above from the distribution of capital generated by subsidiaries designated as "unrestricted" as defined in the Senior Note Indenture.

The loan agreements for project specific land, land development and construction loans are secured by a lien on the applicable residential development project or a specific unit under construction. Repayment of the loans are generally due upon sale of the collateral property. The loans bear interest at annual variable rates ranging from 2.0% over the London Interbank Offer Rate (LIBOR) to 1% over prime rate and fixed rates generally from 8% to 12%. Certain of the subsidiary credit facilities contain covenants that limit the Company's overall ratio of debt to tangible net worth, and other covenants including minimum tangible net worth, current ratio and interest coverage. In addition, many of the credit facilities include similar covenants at the subsidiary level. The Company and its subsidiaries were in compliance with all such covenants as of June 30, 1999.

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

One of the Company's subsidiaries has a line of credit for the purpose of purchasing lumber yard inventory. The line of credit matures October 1, 1999 and bears interest at prime minus 1/2%. At June 30,1999 the total commitment available is $2.0 million with $1.65 million currently outstanding. The outstanding portion of this line is included in "other" above. The remainder of other notes and mortgages payable consists primarily of debt financed corporate insurance policies which bear interest at varying rates between 6.85% and 7.25%.

NOTE 6 - CONVERTIBLE PREFERRED STOCK

The following are the Company's classes and series of preferred stock, amounts designated, and amounts outstanding at June 30, 1999 and December 31, 1998:

Class AAA cumulative convertible (rate of 9% per annum), 40,000 designated, 28,500 and 0, respectively, issued and outstanding ($28.5 million initial liquidation preference)
Class AA cumulative convertible (rate of 12% per annum decreased to 6% on March
     6, 1998), 53,333 designated, 0 and 40,000, respectively, issued and outstanding ($40 million initial liquidation preference)
Series A 11% cumulative convertible, 20,000 designated, 0 issued and outstanding Series B convertible, 40,000 designated, 0 issued and outstanding
Series C convertible, 70,000 designated, 18,493 and 39,656, respectively, issuable (See below)
Series D convertible, 67,500 designated, 45,000 issued and outstanding
     ($4,500,000 aggregate liquidation preference)
Series E 6% convertible, 50,000 designated, 17,643 and 19,381, respectively, issued and outstanding ($1,764,300 aggregate liquidation preference)
Series F convertible, 5,000 designated, 5,000 issued and outstanding ($500,000 aggregate liquidation preference)

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

During the second quarter of 1999, the Company redeemed 11,500 shares of Class AAA stock, ($11,500,000 liquidation value). Consequently, in addition to reducing the number of preferred shares outstanding, the Company has reduced, pro-rata, the number of Supplemental Warrants potentially issuable under its Supplemental Warrant Agreement. As of June 30, 1999 the Company had issued and outstanding 28,500 shares of Class AAA cumulative convertible preferred stock and outstanding Supplemental Warrants (not exercisable before September 30,
2001) providing for the issuance of between 0 and 23,750,000 shares of additional common stock.

In accordance with the restructuring agreement when redeeming Class AAA stock, the Company is obligated to provide Prometheus with a 20% return on its investment for the amount of stock redeemed. A portion of the $5 million dollar dividend paid to Prometheus in December 1998, has been applied to meet the 20% return requirement for the stock redeemed to date. No cash in excess of the principal amount of $11.5 million was required to redeem the 11,500 preferred shares.

As a result of the redemption of the 11,500 shares of Class AAA stock, Prometheus may require the Company to arrange for the sale by February 15, 2001 of a pro rata portion, 258,418 shares, of the 898,845 shares of common stock held by Prometheus and deliver a minimum of $5.50 per share to Prometheus.
The Company's actual cost will be the difference, if any, between $5.50 per share and the amount realized from the sale of the stock. The Company has recorded this obligation at $5.50 per share as a reduction to its Additional Paid-In-Capital and an increase in Obligation under Preferred Stock Redemption Agreement.

The number of shares into which each Supplemental Warrant may be exercisable will be subject to certain customary anti-dilution adjustments. The exercisability of the Supplemental Warrants would also be subject to a revenue test, which provides that the Supplemental Warrants may not be exercised unless the Company's consolidated revenues for the most recent 16 full fiscal quarters exceeds $2,429,190,500. The revenue test is subject to adjustment for the sale of any Company subsidiary. As of June 30, 1999, for purposes of the revenue test, the Company's cumulative consolidated revenues for the most recent sixteen quarters were $1,855,966,000.

In addition, the Company is required to maintain a minimum annualized revenue amount of $610 million for the last four quarters tested, which is adjusted to $590 million for the four-quarter period ended March 31, 2001 and June 30, 2001. The minimum annualized revenue is subject to further adjustment for the sale of Company subsidiaries. At June 30, 1999 the Company met or exceeded the revenue test.

The Series C stock (18,493 shares as of June 30, 1999) has been treated as outstanding for the purpose of calculating earnings per share; however, it will only be legally outstanding upon issuance.

NOTE 7 - EARNINGS (LOSS)  PER SHARE

The following table reconciles the numerators (income) and the denominators (shares) of the basic and diluted per-share computations (in thousands):

                                                                         For the three months        For the six months
                                                                             ended June 30,            ended June 30,
                                                                          1999         1998            1999         1998
                                                                          ----         ----            ----         ----
Net income                                                            $    3,429    $    3,176    $    1,485    $    3,773

Less preferred stock dividends                                              (764)         (630)       (1,793)       (1,072)
Less imputed preferred stock dividend                                          0           (17)            0           (34)
                                                                      ----------    ----------    ----------    ----------

Income/(loss) available to common shareholders                        $    2,665    $    2,529    $     (308)   $    2,667
                                                                      ==========    ==========    ==========    ==========

Basic EPS
Income/(loss) available to common shareholders                        $    2,665    $    2,529    $     (308)   $    2,667
Weighted average number of common shares outstanding                  12,144,941    11,803,650    12,048,466    11,706,974
                                                                      ----------    ----------    ----------    ----------

Basic earnings/(loss) per share                                       $      .22    $      .21    $     (.03)   $      .23
                                                                      ==========    ==========    ==========    ==========

Diluted EPS
Income/(loss) available to common shareholders, basic                 $    2,665    $    2,529          (308)   $    2,667
Plus preferred stock dividends                                               764           647             0         1,074
                                                                      ----------    ----------    ----------    ----------

Income/(loss) available to common shareholders, diluted               $    3,429    $    3,176    $     (308)   $    3,741
                                                                      ==========    ==========    ==========    ==========

Weighted average number of common shares outstanding                  12,144,941    11,803,650    12,048,466    11,706,974
Effect of dilutive securities:
  Preferred stock                                                      6,318,777     9,013,259             0     7,022,302
  Options                                                                      0         8,928             0         6,382
  Restricted stock                                                             0        20,000             0        22,265
  Warrants                                                                     0       314,866             0       275,143
                                                                      ----------    ----------    ----------    ----------
Weighted avg. number of common shares outstanding, diluted            18,463,718    21,160,703    12,048,466    19,033,066
                                                                      ==========    ==========    ==========    ==========

Diluted earnings/(loss) per share                                     $      .19    $      .15    $     (.03)   $      .20
                                                                      ==========    ==========    ==========    ==========


The Company's intention upon conversion or redemption (as the case may be) of Series B, C, D, E and F (See Note 8- Convertible Preferred Stock Form 10-K) is to issue Common Stock on the basis of the 10-for-1 conversion ratio contemplated in the respective agreements and to pay cash for the difference between the $100 liquidation value per share and the market value of the Common Stock converted at 10-for-1. Accordingly, the Company has included, in its calculation of earnings per share for the three months ended June 30, 1999, an additional 839,110 shares of common stock to be issued under the "if converted" method at the 10-for-1 conversion ratio.

Given the loss available to common shareholders for the six months ended June 30, 1999, no common stock equivalents of the Company's various classes and series of preferred stock were included in the computation of diluted loss per share for that period. The effect of adding back the related dividends and the weighted average common shares would be antidilutive.

The following shares were not included in the computation of diluted EPS for the three and six months ended June 30, 1999 and 1998 because the effect of adding back the related dividends and the weighted average common shares was antidilutive:

                -------------------------1999-----------------      -----------------------1998---------------------
                              Convertible                                        Convertible
                                 into            Potential                          into             Potential
   Class/        Outstanding    common          common stock        Outstanding    common           common stock
   Series        at June 30,    shares          outstanding         at June 30,    shares           outstanding
                                              Three      Six                                      Three       Six
                                              Months    Months                                    Months     Months

Class AAA             28,500     4,750,000   Dilutive  4,817,587              0             0         N/A        N/A
Class AA                   0             0          0  3,756,906         40,000     6,666,667    Dilutive   Dilutive
Series A                   0             0          0          0              0             0    Dilutive   Dilutive
Series B                   0             0          0          0            880         8,800    Dilutive   Dilutive
Series C              18,493       184,930   Dilutive    270,284         39,656       396,560    Dilutive   Dilutive
Series D              45,000       450,000   Dilutive    450,000         60,000       600,000    Dilutive   Dilutive
Series E              17,643       176,430   Dilutive    190,641         19,881       198,810    Dilutive    112,385
Series F               5,000        50,000   Dilutive     16,670          5,000        50,000    Dilutive   Dilutive


NOTE 8 - SALE OF ASSETS AND SPECIAL CHARGES

On March 26, 1999, the Company sold the assets of Landmark and realized a loss of $2.9 million. As of the disposition date, Landmark had total assets of approximately $11.3 million, which included unrecovered goodwill of approximately $3.0 million. The total selling price was approximately $8.3 million.

On March 31, 1999 the Company, as part of a restructuring of its Texas operations, sold its interest in several land partnerships in its Austin and San Antonio markets. The total proceeds to the Company from this sale were approximately $5.4 million, and were received in April 1999. The gain on the sale of these partnership interests of approximately $291,000 is included in other income in the accompanying Consolidated Statement of Operations.

Included in operating expenses for the six months ended June 30, 1999 are costs related to the restructuring of two of the Company's operating subsidiaries, Wilshire (formerly operating as Buffington) and WestBrook.

Concurrent with the decision to sell its interest in several land partnerships in Texas, the Company decided to exit certain communities. Restructuring costs totaling $480,000 related to employee severance, carrying costs for model homes, and the write off of other product-line related assets that were determined to provide no future benefit under the restructured Wilshire operation. As of June 30, 1999, approximately $163,000 of the estimated restructuring costs had been paid and charged against the liability. The remaining restructuring costs are expected to be incurred within approximately six months.

In addition, during the second quarter of 1999 the Company decided to wind down the operations of its WestBrook Homes subsidiary. Charges taken during the first quarter of 1999 totaled $790,000 and included the write off of land purchase deposits, previously capitalized architectural costs, other land development costs and $294,000 in remaining goodwill. As of June 30, 1999, all of these costs had been incurred and there is no outstanding liability. WestBrook is expected to build out its current inventory within approximately six months and is not expected to incur additional significant write offs beyond those charges taken earlier in the year.

During the quarter ended June 30, 1999 the Company sold a 960-acre parcel of land located in Raleigh, North Carolina. The land had been carried on the Company's books as land held for resale. The $8.2 million sales price for the property resulted in a gain of approximately $108,000. The gain on the sale of this property is reflected in the income statement as other income.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following table sets forth for the periods indicated certain items of the Company's unaudited consolidated financial statements in dollars (expressed in thousands) and as a percentage of the Company's total revenues and segment revenues:


                                                             For the Three                   For the Three
                                                             Months Ended                    Months Ended
                                                             June 30, 1999                   June 30, 1998
                                                             -------------                   -------------
         Total revenues                             $182,011     100.0%               $166,666     100.0%
         Homebuilding revenues                       180,433      99.1%     100.0%     165,818      99.5%     100.0%
         Homebuilding gross profit                    26,684      14.7%      14.8%      25,103      15.1%      15.1%
         Homebuilding income before taxes              5,710       3.1%       3.2%       5,292       3.2%       3.2%
         Financial Services revenues                   1,578       0.9%     100.0%         848       0.5%     100.0%
         Financial Services expenses                   1,435       0.8%      90.9%         852       0.5%     100.5%
         Financial Services income before taxes           90       0.1%       5.7%           5       -          0.6%
         Net income                                    3,429       1.9%                  3,176       1.9%



                                                              For the Six                     For the Six
                                                             Months Ended                    Months Ended
                                                             June 30, 1999                   June 30, 1998
                                                             -------------                   -------------
         Total revenues                             $332,735     100.0%               $287,011     100.0%
         Homebuilding revenues                       329,773      99.1%     100.0%     285,300      99.4%     100.0%
         Homebuilding gross profit                    48,312      14.5%      14.7%      42,382      14.8%      14.9%
         Homebuilding income before special
         charges and taxes                             6,853       2.1%       2.1%       6,281       2.2%       2.2%
         Homebuilding income before taxes              5,583       1.7%       1.7%       6,281       2.2%       2.2%
         Financial Services revenues                   2,962       0.9%     100.0%       1,711       0.6%     100.0%
         Financial Services expenses                   2,745       0.8%      92.7%       1,734       0.6%     101.3%
         Financial Services income before taxes          127        -         4.3%          11       -          0.6%
         Loss on Sale of Landmark Homes               (2,900)     (0.9)%                             -
         Net income                                    1,485       0.4%                  3,773       1.3%

Consolidated Results of Operations

Comparison of the Company's Results of Operations for the Three and Six Months Ended June 30, 1999 and 1998.

Homebuilding Operations

General

                                 New Orders, Net                    Closings             Backlog(1) at June 30,
                                 ---------------                    --------             ----------------------
                          Three Months     Six Months      Three Months     Six Months
                           1999   1998    1999   1998       1999   1998    1999   1998       1999     1998
     State
     Arizona                  5     21      19     34         14      7      44     15          9       28
     Colorado                72    112     175    232         90     97     153    171        205      244
     Florida                203    183     505    500        197    174     359    329        445      322
     Missouri               166    149     294    205        130    121     254    158        228      214
     Nevada                  25     47      69     83         35     34      51     49        104       98
     New Jersey               8    N/A       8    N/A        N/A    N/A     N/A    N/A          8      N/A
     North Carolina         197    207     403    410        168    161     322    315        324      346
     Oregon                  22      9      41      9         11      4      29      4         24       19
     Pennsylvania            54     49      88    123         46     54      85    101         56       71
     South Carolina          38     32      73    103         30     32      61     91         93       91
     Texas                  178    315     368    544        195    212     397    394        271      399
     Virginia                 7      9      17     29          8      9      16     14         18       27
     Washington              15     22      27     22         11     17      19     17          9       14
     Wisconsin               65     84     131    139         60     42     104     64         88       97
                            ---    ---     ---    ---        ---    ---     ---    ---        ---      ---

         Total            1,055  1,239   2,218  2,433        995    964    1,894 1,722      1,882    1,970

--------
1 Backlog represents homes sold but not yet closed.

         The Company achieved net new orders of 1,055 homes and 2,218 homes for the three and six months ended June 30, 1999 compared to 1,239 homes and 2,433 homes for the same periods in 1998, a decrease of 14.9% for the three month period and 8.8% for the six month period. Approximately one half of the decline in new orders for the quarter is related to the Company's decision to sell a subsidiary, reposition another subsidiary and begin phasing out a third subsidiary. For the six-month period approximately one third of the overall decline is related to these changes. (See Note 8 - Sale of Assets and Special Charges) The balance of the decline for both the quarter and six months is in large part due to a reduction in the number of communities in which the Company operates as the result of delays in land development, either on the part of the Company or its land suppliers.

The Company has a combined backlog of 1,882 homes, with a dollar value of $372.6 million at June 30, 1999 as compared to 1,970 homes, with a dollar value of $366.2 million at June 30, 1998. This 4.5% decline in the number of homes in backlog is consistent overall with the reductions in backlog brought about by the sale of our Landmark Homes subsidiary, our repositioning in the Texas markets, and our decision to phase out the Virginia homebuilding operations. The increase in backlog value is consistent with a general increase in average selling prices in many of our operations and is reflected in a 6.5% increase in average backlog per home from $185,900 in 1998 to $198,000 at June 30, 1999.

Revenues

Homebuilder revenues for the second quarter of 1999 were $180.4 million, as compared to $165.8 million for the same period of 1998, representing an increase of 8.8%. A portion of this increase is attributable to the increase in the number of homes closed (995 versus 964, a 3.2% increase). The rest is due to an increase in the average price of homes closed (approximately $181,300 for the second quarter of 1999 as compared to approximately $172,000 in the second quarter of 1998). For the six-month period, revenues were $329.8 million a 15.6% increase over the $285.3 million reported for the same period last year. This increase reflects a 10.0% increase in the number of homes closed (1,894 in the six-month period ending June 30, 1999 versus 1,722 in the comparable period of
1998) as well as a 5.1% increase in the average price of homes closed (approximately $170,100 versus $165,700).

Gross Profit

Gross profit for the quarter ended June 30, 1999 was $26.7 million, as compared to $25.1 million for the comparable period of 1998. Gross profit margins for the quarter declined from 15.1% in 1998 to 14.8% in 1999. While the overall gross profit increased 6.4% for the quarter due in part to the increased number of closings, as previously indicated, reduced margin levels at our Nevada subsidiary, which we expect to continue, contributed to the decline in gross margin. For the six-month period gross profit increased 13.9% to $48.3 million from $42.4 million last year. As with the quarter results the increase in gross profit resulting primarily from increased closings was offset by a reduction in gross profit margin in part due to the factors noted above.

Operating Expenses

Operating expenses including selling, general and administrative, and goodwill, for the quarters ended June 30, 1999 and 1998 were $20.5 million (11.4% of revenue) and $19.4 million (11.7% of revenue), respectively. For the six month period ended June 30, 1999 and 1998, total operating expenses including selling, general and administrative, special charges, and goodwill were $41.9 million (12.7% of revenue) and $34.9 million (12.2% of revenue). The company recognized $1.3 million in special charges during the quarter ended March 31, 1999 pertaining to restructuring costs associated with several of its subsidiaries (See Note 8 - Sale of Assets and Special Charges). Excluding the impact of these charges, total operating expenses for the six months ended June 30, 1999 would have been $40.6 million (12.3% of revenue).

Selling expenses increased to $11.6 million (6.4% of revenue) for the quarter ended June 30, 1999 as compared to $10.7 million (6.5% of revenue) for the same period of 1998. For the six-month period selling expenses increased to $22.2 million (6.7% of revenue) as compared to $19.0 million (6.6% of revenue) for the same period of 1998. The increases for the quarter and six months generally reflect the increase in revenues, although a portion of the increase reflects higher model home related expenses.

General and administrative expenses were $8.3 million (4.6% of revenue) for the second quarter of 1999, as compared to $8.1 million (4.9% of revenue) for the second quarter of 1998. For the six-month period general and administrative expenses were $17.1 million (5.2% of revenues) as compared to $14.8 million (5.2% of revenues) in 1998. The increase for the six-month period over last year reflects an increase due to the additional general and administrative costs related to acquisitions in the first quarter of 1998. Additionally the implementation of Statement of Position 98-1 (SOP 98-1) changes in accounting for costs related to implementation of information technology systems, which require these costs to be expensed as incurred, accounted for a portion of the increase. The amortization and depreciation of these information and technology costs, which were capitalized in prior years, is also a factor contributing to this increase.

Homebuilding Pretax

Homebuilding pretax income rose for the second quarter to $5.7 million (3.2% of revenues) from $5.3 million (3.2% of revenues). Although for the six month period homebuilding pre tax income declined, from $6.3 million in 1998 to $5.6 million in 1999, excluding the impact of the special charges discussed above, homebuilding pretax income for this period rose to $6.9 million (2.1% of revenues) a 9.5% increase. Gross profit dollar increases, offset partially by operating expense increases, both of which are discussed above, combined to achieve this increase in pretax profit before special charges.

Financial Services Segment

Fortress Mortgage's closing volume, number of mortgages originated, and capture rates for the second quarter and six month period all increased from the comparable periods of 1998. These increases resulted mainly from additional volume generated at the following Fortress Mortgage branches that began operating during 1998:
         -        Jacksonville
         -        St. Louis
         -        Milwaukee
         -        Portland
         -        Charlotte

Revenue for the three months ended June 30, 1999 increased 88.7% to $1.6 million from $848,000 for the comparable period of 1998 due to the increased closing volume. These revenues increased 76.5% to $3.0 million from $1.7 million for the six-month period.

Financial services pretax profit generated by Fortress Mortgage reached $90,000 for the second quarter of 1999, as compared to $5,000 for the second quarter of 1998, and reached $127,000 for the first six months of 1999 compared with $11,000 for 1998. The profit increases resulted primarily from the volume increases noted above.

Loss on Sale of Landmark Homes

The Company sold the assets of Landmark Homes in March 1999, as part of its strategy to redeploy capital invested in under-performing assets. Concurrent with the sale of these assets the Company exited the Wilmington, North Carolina and Myrtle Beach, South Carolina markets. The Company recognized a pretax loss of $2.9 million, on this disposition, due primarily to unrecovered goodwill of approximately $3.0 million.

Net Income

Due to the previously described factors and the income tax effect thereof, net income for the three months ended June 30, 1999 was $3.4 million, a 6.3% increase over the $3.2 million achieved in the comparable period of 1998. For the six-month period ended June 30, 1999, net income was $1.5 million a $2.3 million decline from the same period a year ago. Excluding the impact of the special charges and the sale of Landmark, on the six month results, net income for the first half of 1999 would have been approximately $4.1 million, an increase of 7.9% over the prior year.

The restructuring of the Prometheus agreement resulted in an increase in the preferred dividend rate related to that class of stock from 6% to 9% annually. This change in preferred rate along with changes in the amount of preferred investment outstanding resulted in an increase in the amount of preferred dividends impacting net income/(loss) per share. Total preferred dividends for the second quarter 1999 increased 18.1% to $764,000 from $647,000 in 1998. For the six-month period, total preferred dividends impacting net income/(loss) per share rose 63.6% to $1.8 million from $1.1 million in the prior year. Excluding the impact of the special charges and the sale of Landmark, the Company's income per share for the six months ended June 30, 1999, would have been $0.19 (basic) and $0.16 (diluted).

Earnings before interest, taxes, depreciation and amortization (EBITDA) increased 20.1% to $16.7 million for the three months ended June 30, 1999 as compared to $13.9 million for the same period in 1998. For the six-month period EBITDA increased 19.0% to $26.3 million for the current year, from $22.1 million in 1998. EBITDA is provided as a supplemental measurement of the Company's operating performance. EBITDA does not represent cash flows from operations as defined by GAAP and should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. In addition, EBITDA measures presented by the Company may not be comparable to other similarly titled measures of other companies.


Liquidity and Capital Resources

The Company's operating activities involve several components, principally home construction, land development, and mortgage loan origination for home purchasers. During the six months ended June 1999, the Company's operating activities, taken in the aggregate, utilized approximately $19.7 million of cash. This cash utilization was primarily the result of increases in inventories of approximately $38.6 million, which is consistent with the Company's growth in its backlog and the seasonal nature of the homebuilding industry. Offsetting this inventory buildup were reductions in land held for resale, through the sale of a parcel of land in North Carolina, of $8.0 million and increases in customer deposits of $3.7 million.

The majority of the Company's investing activities during the six months--net cash use of $8.1 million--related to (a) redemption of Class AAA preferred stock ($11.5 million), (b) additional consideration under the earnout provision of prior period acquisitions ($2.4 million), and (c) property and equipment expenditures ($3.5 million). These investments were offset by proceeds from the sale of Landmark ($3.1 million net) and proceeds from the sale of land partnership interests ($5.4 million).

Financing activities generated net cash of $22.7 million. These activities included net borrowings under notes and mortgages payable of $27.2 million. The redemption of Class C preferred stock of $1.7 million and preferred dividend payments of $1.6 million offset these cash inflows for the six month period.

Management believes that funds available through the existing credit facilities coupled with the cash on hand and cash generated through operations will be adequate for the anticipated cash needs of its current operations for the foreseeable future. As of June 30, 1999, the Company had cash and cash equivalents on hand of $18.0 million.

At June 30, 1999, the Company had 4,265 lots in inventory beyond those already in backlog. This represents, in aggregate, an estimated fifteen-month supply of land based on sales absorption rates for the first six months of 1999. One of the Company's operating strategies is to keep a relatively low supply of finished lots and lots under development in order to manage and minimize risk associated with land ownership. The Company utilizes land options and investments in limited land partnerships as methods of controlling and subsequently acquiring land. The Company plans to continue these practices and expects to exercise, subject to market conditions, substantially all of its option contracts. At June 30, 1999, the Company had an additional 7,086 lots under option representing a slightly less than two year supply of land based on the same absorption rates as above.

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

The Company has assessed the information systems of the subsidiaries as its greatest area of business risk and, accordingly, has given this area highest priority. As of June 30, 1999, the Company has completed the fifth phase and is well underway with phase six at all subsidiaries for the core financial applications. The Company is still in phase 3 for hardware, peripheral computer equipment, and office equipment at all subsidiaries. The Company plans to have completed all phases by the end of the third quarter of 1999.

The Company's information technology ("IT") group completed its testing of the Y2K version of the ICIS and converted the three subsidiaries and the corporate office, which are currently operating on the system. As of June 30, 1999, one builder subsidiary was not Y2K compliant. The Company has begun the conversion process at this subsidiary and plans for the conversion to be completed in the third quarter of 1999. Due to the IT group's current focus on bringing the Company into Y2K compliance, those subsidiaries who either received or purchased Y2K compliant versions of their software will not implement the ICIS until 2000. Management does not consider this delay in implementation to have a material adverse impact on the Company.

Over the last eighteen months, the Company's IT group has normalized the network server and desktop operating systems, hardware platforms and network peripheral devices to equipment and software that are certified as Y2K ready. Each desktop computer in use at all builder subsidiaries has been certified to be Y2K compliant or has been identified for replacement currently expected by the end of September 1999. Each server hardware component and operating system is certified to be Y2K ready. Each component of the subsidiary builder local area networks is compliant and the wide area network equipment and software is likewise certified.

While the Company is giving greatest priority to its operating systems and those of its subsidiaries, the Company is also addressing the Y2K issues associated with the Company's telephone and voice mail systems, fax machines, copiers and other office systems integrated into the office facilities, and other equipment including embedded chips or processors. Eight of the Company's builder subsidiaries have completed a comprehensive survey of all computer and embedded systems and are fully Y2K compliant. The remaining builder subsidiaries are scheduled to be assessed, repaired or replaced and tested by the end of September 1999. The IT group has not yet identified any office system that will not be Y2K compliant.

The Company is currently assessing whether third parties with which the Company and its operating subsidiaries have a material relationship are Y2K compliant. The Company currently expects that its assessments with respect to these third party verification projects will be substantially completed as of September 30, 1999. As part of this assessment, the Company has examined its relationships with suppliers, subcontractors, financial institutions and other third parties to determine the status of their Y2K efforts as related to the Company. As a general matter, the Company is vulnerable to significant suppliers' inability to remedy their own Y2K issues. Furthermore, the Company relies on financial institutions, government agencies (particularly for zoning, building permits and related matter), utility companies, telecommunication service companies and other service providers outside of its control. While certain third parties significant to the Company's business have provided certain assurances regarding their intentions to be Y2K compliant, there is no assurance that such third parties will not suffer a Y2K business disruption. It is conceivable that such failures could, in turn, have a material adverse effect on the Company's results of operations, financial condition, and liquidity.

Costs
-----

As the Company's Y2K project has been combined with the ICIS project, many areas of the project would have been undertaken regardless of the Y2K issue. Management currently estimates that the total cost of the ICIS project will be approximately $5.0 to $5.5 million; however, it is not possible to determine the portion of that amount which is specifically attributable only to the Y2K compliance work. The increase in estimates from prior periods reflects an expansion of the scope of the ICIS project. The total amount expended on the ICIS project work from inception to June 30, 1999 was approximately $3.7 million. The Company believes that the costs to specifically address the Y2K issue will not have a significant impact on the Company's results of operations, financial condition, or liquidity for any year in the reasonably foreseeable future. The plan for the successful completion of the Company's Y2K project and the estimated total costs are based upon certain assumptions by management regarding future events, including the continued availability of qualified resources to implement the program and the cost of such resources.

Risks
-----

The Company acknowledges that the failure to resolve a material Y2K issue could result in the interruption in, or a failure of, certain normal business activities or operations. Possible risks of Y2K failure include among other risks, delays or errors with respect to payments, third-party delivery of materials, and government approvals. Such failures could materially adversely affect the Company's results of operations. Although the Company generally considers its exposure to the Y2K issue risks from third party suppliers as generally low, due to the uncertainty of the Y2K readiness of third-party suppliers, the Company is unable to determine at this time whether the consequences of Y2K failures will have a material impact on the Company's results of operations, financial condition, or liquidity. In addition, the Company could be materially adversely affected by Y2K system failures at government agencies on which the Company is dependent for zoning, building permits, and related matters. Further, the Company could be materially adversely affected if Y2K system failures result in widespread economic or financial market disruption. The Company's Y2K project is expected to significantly reduce the Company's level of uncertainty and exposure to the Y2K issue. To date, the Company has not identified any operating systems, either of its own or of a material third-party supplier, that present a material risk of not being Y2K compliant or for which a suitable alternative cannot be implemented.

Contingency Plan
----------------

The Company's Y2K preliminary contingency plan focused on whether it would be feasible to get non-compliant builder subsidiaries converted to the Company-wide ICIS (scheduled for conversion to the Y2K compliant version in July 1999). As of the date of this report, all builders are believed to be Y2K compliant for core business applications. During the third quarter of 1999, the Company will continue to assess the need for further contingency planning as it relates to the operation of our systems and the operation of material third-party suppliers. While management expects that the company will not experience material adverse consequences in connection with the Y2K issue as it relates to its internal operating system, no assurance can be given that the system will operate as expected in the Year 2000. See "Risks" section above and "Statement on Forward-Looking Information".



Statement on Forward-Looking Information


         Certain information included within this report is "forward-looking " within the meaning of the Private Securities Litigation Reform Act of 1995 including but not limited to, statements concerning growth, anticipated operating results, financial position, and liquidity and financial resources. Such information involves known and unknown risks, uncertainties and other factors that may cause actual results to differ materially. Such risks, uncertainties and other factors include, but are not limited to, fluctuations in interest rates, availability of raw materials and labor costs, levels of competition, the effect of government regulation, the availability of capital, the price of the Company's common stock, weather conditions, changes in general economic conditions and other factors which may adversely effect the Company's earnings and/or the earnings of the acquired homebuilders or earnings per share.

PART II - OTHER INFORMATION


Item 2.  Changes in Securities.

Under a Restructuring Agreement dated December 31, 1998 between the Company and Prometheus Homebuilders LLC ("Prometheus), the Company redeemed during the second quarter of 1999, 11,500 shares of the 40,000 shares of Class AAA Redeemable Convertible Preferred Stock previously outstanding. This redemption reduced to 28,500 the number of shares outstanding at June 30, 1999. (Liquidation value of $28,500,000.) Concurrent with this redemption, a pro-rata portion of contingent warrants related to these shares was also retired. A more detailed description of the features of this class of stock as well as other terms related to this agreement has been reported on Form 8-K, filed March 5, 1999.

Effective in May 1999 the Company redeemed $173,800 (1,738 shares) of Series E Convertible Preferred Stock, in accordance with the terms of that class of stock.


Item 4.  Submission of Matters to a Vote of Security Holders.

The annual meeting of the Company was held on May 26, 1999. The following items were submitted for approval and approved by the shareholders with the voting results as noted:

With respect to the election of the directors of the Company, all management nominees for the Common Directors of the Board of Directors were approved as solicited in the proxy.

The voting tabulation for each common nominee was as follows:

                                For            Withheld
                                ---            --------

J. Marshall Coleman         14,555,359         388,197
Mark L. Fine                14,857,110          86,446
Robert Short                14,862,487          81,069
William A. Shutzer          14,857,687          85,869
J. Christopher Stuhmer      14,863,910          79,646
George C. Yeonas            14,862,487          81,069

Additionally, the holders of the Series AAA Preferred Stock reelected Mr. Kretschmann and Ms. Lewis to the Board of Directors.

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


                                   THE FORTRESS GROUP, INC.



Date:      08/16/99                By:    /s/ George C. Yeonas
           ------------------             -------------------------------------
                                          George C. Yeonas
                                          President and Chief Executive Officer



Date:      08/16/99                By:    /s/ Jeffrey W. Shirley
           ------------------             -------------------------------------
                                          Jeffrey W. Shirley
                                          Vice President of Finance
                                          (Principal Financial Officer)

                                  EXHIBIT INDEX


         Number            Description                                    Page
         ------            -----------

         27                Financial Data Schedule                         xx