Form 10-Q
period 1999-09-30
FORTRESS GROUP INC
filed 1999-11-15
CIK 1010607

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended: September 30, 1999

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

         As of November 12, 1999, there were outstanding 12,198,906 shares of common stock, par value $.01, of the registrant.

                            THE FORTRESS GROUP, INC.

                        QUARTER ENDED September 30, 1999

                                      INDEX

                                                                            PAGE
                                                                            ----

PART I - FINANCIAL INFORMATION

   Item 1.

           The Fortress Group, Inc.
                    Consolidated Balance Sheets (unaudited)                   3
                    Consolidated Statements of Operations
                      (unaudited)                                             4
                    Consolidated Statements of Cash Flows
                      (unaudited)                                             6
                    Condensed Notes to Consolidated Financial
                      Statements (unaudited)                                  7

   Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations                     14

PART II - OTHER INFORMATION

   Item 5. Other Information                                                 20

   Item 6. Exhibits and Reports on Form 8-K.                                 20
             (a) Exhibits.
             (b) Reports on Form 8-K.

PART III -

SIGNATURES                                                                   21

EXHIBIT INDEX                                                                22

                            THE FORTRESS GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)

                                                                                    September 30,            December 31,
                                                                                        1999                     1998
                                                                                        ----                     ----
                                                                                     (unaudited)

                              ASSETS
Cash and cash equivalents                                                             $  10,713                $  23,102
Accounts and notes receivable                                                            11,173                   12,714
Real estate inventories                                                                 357,922                  310,706
Land held for resale                                                                          -                    7,954
Mortgage loans                                                                           16,523                   15,397
Investments in land partnerships                                                          2,936                    9,616
Property and equipment, net                                                              13,500                   13,785
Prepaid expenses and other assets                                                        17,987                   17,358
Goodwill, net                                                                            35,757                   39,271
                                                                                      ---------                ---------

       Total assets                                                                   $ 466,511                $ 449,903
                                                                                      =========                =========

             LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued construction liabilities                                 $  39,567                $  35,501
Notes and mortgages payable                                                             315,765                  292,769
Accrued expenses                                                                         19,209                   19,665
Customer deposits                                                                        14,425                   10,708
                                                                                      ---------                ---------

       Total liabilities                                                                388,966                  358,643
                                                                                      ---------                ---------

Minority interest                                                                            79                       67
Obligation under Preferred Stock Redemption Agreement (See Note 6)                        1,421                        -

Shareholders' equity
     Preferred stock, all classes and series, $.01 par value, 1 million
       authorized (See Note 6 )                                                               1                        1
     Common stock, $.01 par value, 99 million authorized,
       12,464,006 and 12,173,207 issued, respectively                                       125                      122
     Additional paid-in capital                                                          54,860                   71,313
     Preferred subscription receivable                                                     (333)                    (333)
     Retained earnings                                                                   22,613                   21,311
     Treasury stock, at cost, 265,100 shares                                             (1,221)                  (1,221)
                                                                                      ---------                ---------

       Total shareholders' equity                                                        76,045                   91,193
                                                                                      ---------                ---------
       Total liabilities and shareholders' equity                                     $ 466,511                $ 449,903
                                                                                      =========                =========

   The accompanying notes are an integral part of these financial statements.

                            THE FORTRESS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           (Unaudited, dollars in thousands, except per share amounts)

                                                               For the Three               For the Three
                                                               Months Ended                Months Ended
                                                            September 30, 1999          September 30, 1998
                                                            ------------------          ------------------
TOTAL REVENUES                                                 $    182,076                $    175,668
                                                               ------------                ------------

HOMEBUILDING:
    Residential sales                                          $    176,245                $    170,001
    Lot sales and other                                               4,410                       4,544
                                                               ------------                ------------
          Homebuilding revenues                                     180,655                     174,545
    Cost of sales                                                   153,409                     145,775
                                                               ------------                ------------
          Gross profit                                               27,246                      28,770
    Selling                                                          11,337                      10,887
    General and administrative                                        8,464                       9,663
    Asset impairment charge                                           1,990                           -
    Goodwill amortization                                               603                         596
                                                               ------------                ------------
          Net operating income                                        4,852                       7,624
    Other expense (income):
       Interest expense                                               1,156                       1,073
       Interest (income)                                               (147)                       (104)
       Other, net                                                      (484)                       (581)
                                                               ------------                ------------

    Homebuilding income before taxes                                  4,327                       7,236

FINANCIAL SERVICES:
    Operating revenues                                                1,421                       1,123
    General, administrative and other expenses                        1,619                       1,162
    Interest expense                                                    316                         179
    Interest (income)                                                  (287)                       (160)
                                                               ------------                ------------

    Financial Services (loss) before taxes                             (227)                        (58)

Total income before taxes                                             4,100                       7,178
Provision for income taxes                                            1,822                       2,872
                                                               ------------                ------------

Net income                                                     $      2,278                $      4,306
                                                               ============                ============

Income available to common shareholders, basic                 $      1,610                $      3,660
                                                               ============                ============

Income available to common shareholders, diluted               $      1,610                $      4,306
                                                               ============                ============

NET INCOME PER SHARE DATA (See Note 7):

    Basic net income per share                                 $        .13                $        .31
                                                               ============                ============

    Diluted net income per share                               $        .13                $        .16
                                                               ============                ============

    Basic weighted average shares outstanding                    12,176,298                  11,979,840
                                                               ============                ============

    Diluted weighted average shares outstanding                  12,777,358                  26,724,353
                                                               ============                ============

   The accompanying notes are an integral part of these financial statements.

                            THE FORTRESS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           (Unaudited, dollars in thousands, except per share amounts)

                                                               For the Nine                For the Nine
                                                               Months Ended                Months Ended
                                                            September 30, 1999          September 30, 1998
                                                            ------------------          ------------------
TOTAL REVENUES                                                 $    514,811                $    462,679
                                                               ------------                ------------

HOMEBUILDING:
    Residential sales                                          $    502,504                $    452,139
    Lot sales and other                                               7,924                       7,706
                                                               ------------                ------------
          Homebuilding revenues                                     510,428                     459,845
    Cost of sales                                                   434,870                     388,693
                                                               ------------                ------------
          Gross profit                                               75,558                      71,152
    Selling                                                          33,496                      29,855
    General and administrative                                       25,595                      24,472
    Asset impairment charge                                           1,990                           -
    Special charges                                                   1,270                           -
    Goodwill amortization                                             1,989                       1,739
                                                               ------------                ------------
          Net operating income                                       11,218                      15,086
                                                               ------------                ------------
    Other expense (income):
       Interest expense                                               3,494                       3,174
       Interest (income)                                               (422)                       (471)
       Other, net                                                    (1,764)                     (1,134)
                                                               ------------                ------------

    Homebuilding income before taxes                                  9,910                      13,517

FINANCIAL SERVICES:
    Revenues                                                          4,383                       2,834
    General, administrative and other expenses                        4,364                       2,896
    Interest expense                                                    875                         525
    Interest (income)                                                  (756)                       (540)
                                                               ------------                ------------

    Financial Services (loss) before taxes                             (100)                        (47)

Subtotal- Homebuilding & Financial Services                           9,810                      13,470

Loss on sale of Landmark Homes                                        2,900                           -
                                                               ------------                ------------

Total income before taxes                                             6,910                      13,470
Provision for income taxes                                            3,147                       5,391
                                                               ------------                ------------

Net income                                                     $      3,763                $      8,079
                                                               ============                ============

Income available to common shareholders, basic                 $      1,302                $      6,327
                                                               ============                ============

Income available to common shareholders, diluted               $      1,302                $      8,018
                                                               ============                ============

NET INCOME PER SHARE DATA (See Note 7):
    Basic net income per share                                 $       0.11                $        .54
                                                               ============                ============

    Diluted net income per share                               $       0.10                $        .37
                                                               ============                ============

    Basic weighted average shares outstanding                    12,091,545                  11,798,929
                                                               ============                ============

    Diluted weighted average shares outstanding                  12,782,702                  21,524,512
                                                               ============                ============

   The accompanying notes are an integral part of these financial statements.

                            THE FORTRESS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)

                                                                          For the Nine             For the Nine
                                                                          Months Ended             Months Ended
                                                                       September 30, 1999       September 30, 1998
                                                                       ------------------       ------------------
Cash flows from operating activities
   Net income                                                               $   3,763                $   8,079
  Adjustments to reconcile net income to net cash (used in)/
    provided by operating activities:
       Depreciation and amortization                                            7,220                    6,377
       Minority interest                                                                                   (53)
       Special charges                                                          1,270
       Asset impairment charge                                                  1,990
       (Gain) on sale of investment in land partnerships                         (291)
       Loss on sale of Landmark Homes                                           2,900
       Loss/(gain) on sale of property and equipment                               34                     (158)
       Changes in operating assets and liabilities
          Accounts and notes receivable                                         1,367                    9,724
          Real estate inventories                                             (57,950)                 (34,793)
          Land held for resale                                                  7,954                     (730)
          Mortgage loans                                                       (1,126)                  (4,692)
          Prepaid expenses and other assets                                    (1,648)                     544
          Accounts payable and accrued construction liabilities                 4,199                    5,590
          Accrued expenses                                                      1,065                    3,902
          Customer deposits                                                     3,804                    6,417
                                                                            ---------                ---------
             Net cash (used in)/provided by operating activities              (25,449)                     207
                                                                            ---------                ---------

Cash flows from investing activities
   Acquisition of homebuilders, net of acquired cash                                                   (26,972)
   Proceeds from sale of Landmark Homes, net of cash sold                       3,078
   Proceeds from sale of land partnership interests                             5,351
   Payment of contingent consideration                                         (2,372)                  (2,034)
   Purchase of property and equipment                                          (4,235)                  (4,624)
   Proceeds from sale of property and equipment                                   155                      402
   Distributions from/(investment in) land partnerships                         1,960                   (3,417)
                                                                            ---------                ---------
          Net cash provided by/(used in) investing activities                   3,937                  (36,645)
                                                                            ---------                ---------

Cash flows from financing activities
   Borrowings under notes and mortgages payable                               514,469                  450,038
   Repayment of notes and mortgages payable                                  (486,922)                (431,761)
   Borrowings from related parties                                                 29                       88
   Repayment of related party borrowings                                         (343)                    (368)
   Proceeds from issuance of Class AA Preferred Stock, net                                              26,765
   Conversion of preferred stock                                               (1,693)                    (305)
   Redemption of preferred stock                                              (13,194)                    (684)
   Other (net)                                                                   (142)                      59
   Preferred dividends                                                         (3,081)                  (1,450)
   Common dividends                                                                                        (89)
   Purchase of treasury stock                                                                             (693)
                                                                            ---------                ---------
          Net cash provided by financing activities                             9,123                   41,600
                                                                            ---------                ---------

Net (decrease)/increase in cash and cash equivalents                          (12,389)                   5,162

Cash and cash equivalents, beginning of period                                 23,102                   12,406
                                                                            ---------                ---------

Cash and cash equivalents, end of period                                    $  10,713                $  17,568
                                                                            =========                =========

   The accompanying notes are an integral part of these financial statements.

                            THE FORTRESS GROUP, INC.
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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
    Landmark Homes, Inc. ("Landmark")         August 31, 1996       Wilmington North Carolina,
                                              (sold March 1999)     Myrtle Beach, South Carolina
    Brookstone Homes, Inc. ("Brookstone")     December 31, 1996     Janesville, Madison, and Milwaukee
                                                                    Wisconsin
    D.W. Hutson Construction Company, now     February 28, 1997     Jacksonville, Florida
    known as Fortress Homes and Communities
    of Florida ("Fortress Florida")
    Wilshire Homes, Inc. ("Wilshire")         April 1, 1997         Austin and San Antonio, Texas
    Don Galloway Homes, Inc. ("Galloway")     August 1, 1997        Charlotte, North Carolina and
                                                                    Charleston, South Carolina
    The Iacobucci Organization ("Iacobucci")  October 1, 1997       Philadelphia, Pennsylvania
    WestBrook Homes ("WestBrook")             January 1, 1998       Loudoun County, Virginia
    Whittaker Construction ("Whittaker")      March 1, 1998         St. Louis, Missouri
    Quail Construction ("Quail)               April 1, 1998         Portland, Oregon

In January 1997, Fortress formed Fortress Mortgage, Inc. ("Fortress Mortgage"), a wholly-owned subsidiary, to provide mortgage-lending services to the Company's builder subsidiaries. Fortress Mortgage currently provides mortgage services in the Company's markets in Texas, Colorado, North Carolina, Nevada, Wisconsin, Florida, Oregon, Pennsylvania, and Missouri.

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

NOTE 3 - REAL ESTATE INVENTORIES

Real estate inventories are summarized as follows (in thousands):

                                                  September 30,     December 31,
                                                      1999             1998
                                                      ----             ----
                                                   (unaudited)
    Work-in-progress
      Sold homes                                     $137,388        $112,001
      Speculative                                      64,554          68,288
                                                     --------        --------
        Total work-in-progress                        201,942         180,289

    Land
      Finished lots                                   106,856          76,824
      Land under development                           19,933          33,454
      Unimproved land held for development             14,206           6,407
                                                     --------        --------
        Total land                                    140,995         116,685

    Lumber yard inventory                               2,722           2,223
    Model homes                                        12,263          11,509
                                                     --------        --------

                                                     $357,922        $310,706
                                                     ========        ========

NOTE 4 - INTEREST

Information regarding interest is as follows (in thousands):

                                                                For the Nine Months Ended September 30,
                                                                ---------------------------------------
                                                                     1999                    1998
                                                                     ----                    ----
                                                                 (unaudited)             (unaudited)
    During the periods:
      Interest incurred                                            $ 25,128                $ 24,667
      Interest capitalized                                          (20,759)                (20,968)
      Interest amortized to cost of sales                            19,289                  15,662
                                                                   --------                --------
        Total interest expensed in statement of operations         $ 23,658                $ 19,361
                                                                   ========                ========

    At the end of the periods:
      Capitalized interest in ending inventory                     $ 23,268                $ 26,426
                                                                   ========                ========

NOTE 5 - NOTES AND MORTGAGES PAYABLE

Notes and mortgages payable consist of the following (in thousands):

                                                    September 30,   December 31,
                                                         1999           1998
                                                         ----           ----
                                                     (unaudited)

    13.75% Senior Notes due 2003                      $ 100,000       $ 100,000
    Project specific land, land development and
      construction loans                                200,506         180,144
    Mortgage warehouse lines of credit                   15,698          14,408
    Other                                                 3,573           3,069
                                                      ---------       ---------
                                                        319,777         297,621
    Less: Unamortized senior note issuance costs         (4,012)         (4,852)
                                                      ---------       ---------
                                                      $ 315,765       $ 292,769
                                                      =========       =========

The Company pays interest on the Senior Notes in arrears on May 15 and November 15 of each year at the rate of 13.75% per annum. The Senior Notes may not be redeemed at any time prior to maturity. The Senior Notes are unsecured and rank pari passu with, or senior in right of payment to, all other existing and future unsecured indebtedness of the Company. The Senior Notes, however, are effectively subordinated to secured debt of the Company to the extent of any collateral, as well as to the Company's subsidiaries' indebtedness. The Company is required to maintain a consolidated tangible net worth of at least $15 million and other financial covenants, as defined in the Senior Note Indenture. The Company was in compliance with all financial covenants at September 30, 1999.

In addition, the Senior Note Indenture restricts certain payments including dividends and repurchase or redemptions of stock. As of September 30, 1999, the Company had in excess of $6 million available for such payments. However, the Company also may make payments such as those described above from the distribution of capital generated by subsidiaries designated as "unrestricted" as defined in the Senior Note Indenture.

The loan agreements for project specific land, land development and construction loans are secured by a lien on the applicable residential development project or a specific unit under construction. Repayment of the loans are generally due upon sale of the collateral property. The loans bear interest at annual variable rates ranging from 2.0% over the London Interbank Offer Rate (LIBOR) to 1% over prime rate and fixed rates generally from 8% to 12%. Certain of the subsidiary credit facilities contain covenants that limit the Company's overall ratio of debt to tangible net worth, and other covenants including minimum tangible net worth, current ratio and interest coverage. In addition, many of the credit facilities include similar covenants at the subsidiary level. The Company and its subsidiaries were in compliance with all such covenants as of September 30, 1999.

The Company's mortgage subsidiary has two warehouse lines of credit outstanding for the purpose of originating loans. The warehouse lines are secured by the mortgage loans held for sale and are repaid upon sale of the mortgage loans. The lines bear interest at variable rates ranging from 1.5% to 1.875% over the Federal Funds Rate, based on the type of loan and lending requirements.

One of the Company's subsidiaries has a line of credit for the purpose of purchasing lumber yard inventory. The line of credit matures October 1, 2001 and bears interest at prime minus 1/2%. At September 30,1999 the total commitment available is $2.0 million with $1.65 million currently outstanding. The outstanding portion of this line is included in "other" above. The remainder of other notes and mortgages payable consists primarily of debt financed corporate insurance policies which bear interest at varying rates between 6.62% and 7.25%.

NOTE 6 - CONVERTIBLE PREFERRED STOCK

The following are the Company's classes and series of preferred stock, amounts designated, and amounts outstanding at September 30, 1999 and December 31, 1998:

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

Series A 11% cumulative convertible, 20,000 designated, 0 issued and outstanding

Series B convertible, 40,000 designated, 0 issued and outstanding

Series C convertible, 70,000 designated, 18,493 and 39,656, respectively, issuable (See below)

Series D convertible, 67,500 designated, 30,000 and 45,000 issued and outstanding ($3,000,000 aggregate liquidation preference)

Series E 6% convertible, 50,000 designated, 17,443 and 19,381, respectively, issued and outstanding ($1,744,300 aggregate liquidation preference)

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

During the second quarter of 1999, the Company redeemed 11,500 shares of Class AAA stock, ($11,500,000 liquidation value). Consequently, in addition to reducing the number of preferred shares outstanding, the Company has reduced, pro-rata, the number of Supplemental Warrants potentially issuable under its Supplemental Warrant Agreement. As of September 30, 1999 the Company had issued and outstanding 28,500 shares of Class AAA cumulative convertible preferred stock and outstanding Supplemental Warrants (not exercisable before September 30, 2001) providing for the issuance of between 0 and 23,750,000 shares of additional common stock.

In accordance with the restructuring agreement when redeeming Class AAA stock, the Company is obligated to provide Prometheus with a 20% return on its investment for the amount of stock redeemed. A portion of the $5 million dollar dividend paid to Prometheus in December 1998 has been applied to meet the 20% return requirement for the stock redeemed to date. No additional cash, in excess of the principal amount of $11.5 million, was required to redeem the 11,500 preferred shares.

As a result of the redemption of the 11,500 shares of Class AAA stock, Prometheus may require the Company to arrange for the sale by February 15, 2001 of a pro rata portion, 258,418 shares, of the 898,845 shares of common stock held by Prometheus and deliver a minimum of $5.50 per share to Prometheus. The Company's actual cost will be the difference, if any, between $5.50 per share and the amount realized from the sale of the stock. The Company has recorded this obligation, at $5.50 per share, as a reduction to its Additional Paid-In-Capital and an increase in Obligation Under Preferred Stock Redemption Agreement.

The number of shares into which each Supplemental Warrant may be exercisable will be subject to certain customary anti-dilution adjustments. The exercisability of the Supplemental Warrants would also be subject to a revenue test, which provides that the Supplemental Warrants may not be exercised unless the Company's consolidated revenues for the most recent 16 full fiscal quarters exceeds $2,429,190,500. The revenue test is subject to adjustment for the sale of any Company subsidiary. As of September 30, 1999, for purposes of the revenue test, the Company's cumulative consolidated revenues for the most recent sixteen quarters were $1,984,330,000.

In addition, the Company is required to maintain a minimum annualized revenue amount of $610 million for the last four quarters tested, which is adjusted to $590 million for the four-quarter period ended March

31, 2001 and June 30, 2001. The minimum annualized revenue is subject to further adjustment for the sale of Company subsidiaries. At September 30, 1999 the Company met or exceeded the revenue test.

The Series C stock (18,493 shares as of September 30, 1999) has been treated as outstanding for the purpose of calculating earnings per share; however, it will only be legally outstanding upon issuance.

NOTE 7 - EARNINGS  PER SHARE

The following table reconciles the numerators (income) and the denominators (shares) of the basic and diluted per-share computations (dollars in thousands):

                                                                    For the three months                For the nine months
                                                                     ended September 30,                ended September 30,
                                                                   1999              1998              1999              1998
                                                                   ----              ----              ----              ----
Net income                                                     $      2,278      $      4,306             3,763      $      8,079

Less preferred stock dividends                                         (668)             (629)           (2,461)           (1,701)
Less imputed preferred stock dividend                                     0               (17)                0               (51)
                                                               ------------      ------------      ------------      ------------

Income available to common shareholders                        $      1,610      $      3,660      $      1,302      $      6,327
                                                               ============      ============      ============      ============

Basic EPS
Income available to common shareholders                        $      1,610      $      3,660      $      1,302      $      6,327
Weighted average number of common shares outstanding             12,176,298        11,979,840        12,091,545        11,798,929

Basic earnings per share                                       $        .13      $        .31      $        .11      $        .54
                                                               ============      ============      ============      ============

Diluted EPS
Income available to common shareholders, basic                 $      1,610      $      3,660             1,302      $      6,327
Plus preferred stock dividends                                            0               646                 0             1,691
                                                               ------------      ------------      ------------      ------------

Income available to common shareholders, diluted               $      1,610      $      4,306      $      1,302      $      8,018
                                                               ============      ============      ============      ============

Weighted average number of common shares outstanding             12,176,298        11,979,840        12,091,545        11,798,929
Effect of dilutive securities:
     Preferred stock                                                601,060        14,482,185           691,157         9,435,622
     Options                                                              0             3,967                 0             5,577
     Restricted stock                                                     0            20,000                 0            21,502
     Warrants                                                             0           238,361                 0           262,882
                                                               ------------      ------------      ------------      ------------
Weighted avg. number of common shares outstanding, diluted       12,777,358        26,724,353        12,782,702        21,524,512
                                                               ============      ============      ============      ============

Diluted earnings per share                                     $        .13      $        .16      $        .10      $        .37
                                                               ============      ============      ============      ============

The Company's intention upon conversion or redemption (as the case may be) of Series B, C, D, E and F (See Note 9-Shareholders' Equity Form 10-K) is to issue Common Stock on the basis of the 10-for-1 conversion ratio contemplated in the respective agreements and to pay cash for the difference between the $100 liquidation value per share and the market value of the Common Stock converted at 10-for-1. Accordingly, the Company has included, in its calculation of earnings per share for the three months ended September 30, 1999, an additional 601,060 shares of common stock to be issued under the "if converted" method at the 10-for-1 conversion ratio.

The following shares were not included in the computation of diluted EPS for the three and nine months ended September 30, 1999 and 1998 because the effect of adding back the related dividends and the weighted average common shares was antidilutive:

                ------------------------1999----------------------  -----------------------1998-----------------------
                Outstanding   Convertible                                         Convertible
                     at           into             Potential        Outstanding       into             Potential
                 September      Common            Common stock      at September     Common           Common stock
Class/ Series       30,         shares            outstanding           30,          shares           outstanding

                                              Three         Nine                                   Three        Nine
                                              Months       Months                                  Months      Months
Class AAA          28,500      4,750,000    4,750,000    4,794,811           0             0           N/A         N/A
Class AA                0              0            0    2,490,842      40,000     6,666,667      Dilutive    Dilutive
Series A                0              0            0            0           0             0             0    Dilutive
Series B                0              0            0            0         276         2,760      Dilutive    Dilutive
Series C           18,493        184,930     Dilutive     Dilutive      39,656       396,560      Dilutive    Dilutive
Series D           30,000        300,000     Dilutive     Dilutive      45,000       450,000      Dilutive    Dilutive
Series E           17,443        174,430      175,780      185,632      19,381       193,810      Dilutive     140,173
Series F            5,000         50,000     Dilutive     Dilutive       5,000        50,000      Dilutive    Dilutive

NOTE 8 - SALE OF ASSETS AND SPECIAL CHARGES

On March 26, 1999, the Company sold the assets of Landmark and realized a loss of $2.9 million. As of the disposition date, Landmark had total assets of approximately $11.3 million, which included unrecovered goodwill of approximately $3.0 million. The total selling price was approximately $8.3 million.

On March 31, 1999 the Company, as part of a restructuring of its Texas operations, sold its interest in several land partnerships in its Austin and San Antonio markets. The total proceeds to the Company from this sale were approximately $5.4 million and were received in April 1999. The gain on the sale of these partnership interests of approximately $291,000 is included in other income in the accompanying Consolidated Statement of Operations.

Included in operating expenses for the nine months ended September 30, 1999 are costs related to the restructuring of two of the Company's operating subsidiaries, Wilshire (formerly operating as Buffington) and WestBrook.

Concurrent with the decision to sell its interest in several land partnerships in Texas, the Company decided to exit certain communities. Restructuring costs totaling $480,000 related to employee severance, carrying costs for model homes, and the write off of other product-line related assets that were determined to provide no future benefit under the restructured Wilshire operation. As of September 30, 1999, approximately $324,000 of the estimated restructuring costs had been paid and charged against the liability. The remaining restructuring costs are expected to be incurred within approximately three months.

In addition, during the second quarter of 1999 the Company decided to wind down the operations of its WestBrook Homes subsidiary. Charges taken during the first quarter of 1999 totaled $790,000 and included the write off of land purchase deposits, previously capitalized architectural costs, other land development costs and $294,000 in remaining goodwill. As of September 30, 1999, all of these costs had been incurred and there is no outstanding liability. WestBrook is expected to build out its current inventory within approximately three months and is not expected to incur additional significant write offs beyond those charges taken earlier in the year.

During the nine months ended September 30, 1999 the Company sold a 960-acre parcel of land located in Raleigh, North Carolina. The land had been carried on the Company's books as land held for resale. The $8.2 million sales price for the property resulted in a gain of approximately $108,000. The gain on the sale of this property is reflected in the income statement as other income.

NOTE 9 - ASSET IMPAIRMENT CHARGE

During the quarter, the Company evaluated the carrying value of two communities in its Las Vegas market. The fair value of the communities was determined using a discounted cash flow projection of future revenues and current and projected costs. The Company determined that an adjustment to current carrying value was appropriate in accordance with Statement of Financial Accounting Standard No. 121

(Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of). The assets involved include developed lots, homes under construction, and completed homes. These two communities are scheduled to be closed out during the year 2000 with a total of 45 homes remaining to close. Based on the analysis of fair value, referenced above, the Company recognized during the third quarter an asset impairment charge of approximately $2.0 million. This charge has been included in the Company's determination of Net Operating Income.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following table sets forth for the periods indicated certain items of the Company's unaudited consolidated financial statements in dollars (expressed in thousands) and as a percentage of the Company's total revenues and segment revenues:

                                                            For the Three                  For the Three
                                                            Months Ended                   Months Ended
                                                         September 30, 1999             September 30, 1998
                                                         ------------------             ------------------
         Total revenues                              $182,076   100.0%              $175,668   100.0%
         Homebuilding revenues                        180,655    99.2%   100.0%      174,545    99.4%   100.0%
         Homebuilding gross profit                     27,246    15.0%    15.1%       28,770    16.4%    16.5%
         Homebuilding income before special
             charges and taxes                          6,317     3.5%     3.5%        7,236     4.1%     4.1%
         Homebuilding income before taxes               4,327     2.4%     2.4%        7,236     4.1%     4.1%
         Financial Services revenues                    1,421     0.8%   100.0%        1,123     0.6%   100.0%
         Financial Services general, administrative
             and other expenses                         1,619     0.9%   113.9%        1,162     0.7%   103.5%
         Financial Services (loss) before taxes          (227)   (0.1)%  (16.0)%         (58)    -       (5.2)%
         Net income                                     2,278     1.3%                 4,306     2.5%
                                                        For the Nine                       For the Nine
                                                        Months Ended                       Months Ended
                                                     September 30, 1999                 September 30, 1998
                                                     ------------------                 ------------------
         Total revenues                              $514,811   100.0%              $462,679   100.0%
         Homebuilding revenues                        510,428    99.1%   100.0%      459,845    99.4%   100.0%
         Homebuilding gross profit                     75,558    14.7%    14.8%       71,152    15.4%    15.5%
         Homebuilding income before special
             charges and taxes                         13,170     2.6%     2.6%       13,517     2.9%     2.9%
         Homebuilding income before taxes               9,910     1.9%     1.9%       13,517     2.9%     2.9%
         Financial Services revenues                    4,383     0.9%   100.0%        2,834     0.6%   100.0%
         Financial Services general, administrative
             and other expenses                         4,364     0.8%    99.6%        2,896     0.6%   102.2%
         Financial Services (loss) before taxes          (100)    -       (2.3)%         (47)    -       (1.7)%
         Loss on Sale of Landmark Homes                (2,900)   (0.6)%                          -
         Net income                                     3,763     0.7%                 8,079     1.7%

Consolidated Results of Operations

Comparison of the Company's Results of Operations for the Three and Nine Months Ended September 30, 1999 and 1998.

Homebuilding Operations
General

                                  New Orders, Net                              Closings                 Backlog1 at September 30,
                                  ---------------                              --------                 -------------------------
                            Three Months        Nine Months         Three Months         Nine Months
                           1999     1998       1999      1998      1999      1998      1999      1998         1999      1998
     State
     Arizona                 12        28        31        62         7        19        51        34           14        37
     Colorado                57        72       232       304        73        79       226       250          189       237
     Florida                160       175       665       675       189       168       548       497          416       329
     Missouri                89       133       383       338       161       137       415       295          156       207
     Nevada                  26        51        95       134        25        21        76        70          105       127
     New Jersey               4       N/A        12       N/A         7       N/A         7       N/A            5       N/A
     North Carolina         157       175       560       585       176       180       498       495          305       342
     Oregon                  26        27        67        36        16        26        45        30           33        16
     Pennsylvania            26        48       114       171        35        58       120       159           47        61
     South Carolina          45        41       118       144        37        52        98       143          101        79
     Texas                  155       211       523       755       177       209       574       603          249       401
     Virginia                 1        11        18        40        10        12        26        26            9        26
     Washington              11        25        38        47        11        33        30        50           10        11
     Wisconsin               43        48       174       187        57        48       161       112           74        97
                          -----     -----     -----     -----     -----     -----     -----     -----        -----     -----
         Total              812     1,045     3,030     3,478       981     1,042     2,875     2,764        1,713     1,970

--------
1 Backlog represents homes sold but not yet closed.

The Company achieved net new orders of 812 homes and 3,030 homes for the three and nine months ended September 30, 1999 compared to 1,045 homes and 3,478 homes for the same periods in 1998, a decrease of 22.3% for the three-month period and 12.9% for the nine-month period. When adjusted for the disposition changes, (See
Note 8 - Sale of Assets and Special Charges) the decline was 15.7% for the three-month period and 10.9% for the nine-months. The balance of the decline for both the quarter and nine months is in large part due to a reduction in the number of communities in which the Company operates. During the year the Company has experienced delays in the acquisition, permitting and/or completion of lots affecting the continuity and growth in the number of communities from which to sell homes. The Company has moved to improve the processes, systems and reporting of supply management indicators to mitigate this situation in the future.

The Company has a combined backlog of 1,713 homes, with a dollar value of $345.1 million at September 30, 1999, as compared to 1,970 homes, with a dollar value of $376.4 million at September 30, 1998. This 13.0% decline in the number of homes in backlog is consistent overall with the effect brought about by the disposition decisions mentioned above combined with the reduction in new orders during the quarter noted above. Average backlog value per home has increased 5.4% from $191,100 in 1998 to $201,400 at September 30, 1999, reflecting increases in selling prices rather than any significant change in the mix of products in backlog.

Revenues

Homebuilding revenues for the third quarter of 1999 were $180.7 million, as compared to $174.5 million for the same period of 1998, representing an increase of 3.6%. The decline in the number of homes closed was more than offset by an increase in the average price of homes closed (approximately $184,200 for the third quarter of 1999 as compared to approximately $167,500 in the third quarter of 1998). For the nine-month period, revenues were $510.4 million, an 11.0% increase over the $459.8 million reported for the same period last year. A 4.0% increase in the number of homes closed (2,875 in the nine-month period ending September 30, 1999 versus 2,764 in the comparable period of 1998) as well as a 6.7% increase in the average price of homes closed (approximately $177,500 versus $166,400) contributed to the year over year growth.

Gross Profit

Gross profit for the quarter ended September 30, 1999 was $27.2 million, as compared to $28.8 million for the comparable period of 1998. Gross profit margins for the quarter declined from 16.5% in 1998 to 15.1% in 1999. Although on a per home closed basis, gross profit for the quarter increased a marginal $200, gross profit and gross profit margins were impacted, in large part, by reduced margin levels in our Las Vegas division, which impact we expect to continue through the next physical year. For the nine-month period gross profit increased 6.3% to $75.6 million from $71.1 million last year. The increase in gross profit resulting primarily from increased closings was offset in part by a reduction in gross profit margin including the reduced margin levels noted above. For the nine-month period gross profit per home closed increased approximately $600.

Operating Expenses

Operating expenses (including selling, general and administrative, asset impairment charges, and goodwill amortization) for the quarters ended September 30, 1999 and 1998 were $22.4 million (12.4% of revenue) and $21.1 million (12.1%
of revenue), respectively. For the nine month period ended September 30, 1999 and 1998, total operating expenses including selling, general and administrative, asset impairment charges, restructuring charges, and goodwill amortization were $64.3 million (12.6% of revenue) and $56.1 million (12.2% of revenue). The Company recognized $2.0 million in asset impairment charges during the quarter ended September 30, 1999 pertaining to the write down of land and work-in-process inventory in two communities nearing close-out in our Las Vegas market. (See Note 9 -Asset Impairment Charge). The company also recognized $1.3 million in special charges during the quarter ended March 31, 1999 pertaining to restructuring costs associated with several of its subsidiaries (See Note 8 - Sale of Assets and Special Charges). Excluding the impact of these charges, total operating expenses for the three months ended September 30, 1999 and 1998 would have been $20.4 million (11.3% of revenue) and $21.1 million (12.1% of revenue) respectively, and for the nine months would have been $61.0 million (12.0% of revenue) and $56.1 million (12.2% of revenue) respectively.

Selling expenses increased to $11.3 million (6.3% of revenue) for the quarter ended September 30, 1999 as compared to $10.9 million (6.2% of revenue) for the same period of 1998. For the nine-month period selling expenses increased to $33.5 million (6.6% of revenue) as compared to $29.9 million (6.5% of revenue) for the same period of 1998. The increases for the quarter and nine months generally reflect the increase in revenues, although a portion of the increase reflects higher model home related expenses.

General and administrative expenses were $8.5 million (4.7% of revenue) for the third quarter of 1999, as compared to $9.7 million (5.5% of revenue) for the third quarter of 1998. For the nine-month period general and administrative expenses were $25.6 million (5.0% of revenues) as compared to $24.5 million (5.3% of revenues) in 1998. The increase for the nine-month period over last year reflects an increase due to the additional general and administrative costs related to acquisitions in the first quarter of 1998. Additionally the implementation of Statement of Position 98-1 (SOP 98-1) (Accounting for the Costs of Computer Software Developed or Obtained for Internal Use), which requires these costs to be expensed as incurred, accounted for a portion of the increase. The amortization and depreciation of these information and technology costs, which were capitalized in prior years, is also a factor contributing to this increase.

During the quarter, the Company evaluated the carrying value of two communities in its Las Vegas market and determined that an adjustment was appropriate in accordance with Statement of Financial Accounting Standard No. 121 (Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed
Of). (See Note 9 -Asset Impairment Charge) These two communities are scheduled to be closed out during the year 2000 with a total of 45 homes remaining to close. Consequently, the Company recognized an impairment charge of approximately $2.0 million, in the third quarter. This charge has been included in the Company's determination of Net Operating Income.

Homebuilding Pretax

Homebuilding pretax income declined for the third quarter to $4.3 million (2.4% of revenues) from $7.2 million (4.1% of revenues) in the prior year. As noted above, the decline in gross profit and the asset impairment charge were the primary factors in this decline. For the nine-month period, homebuilding pretax income declined from $13.5 million in 1998 to $9.9 million in 1999. Excluding the impact of the restructuring and asset impairment charges discussed above, homebuilding pretax income for this period declined $347,000 or 3.0%. Gross profit dollar increases, driven by higher revenue volume, were offset by operating expense increases, both of which are discussed above.

Excluding the effect of the dispositions noted earlier, and excluding the operations and impact of our Las Vegas division, homebuilding pretax income would have been $7.3 million (4.4% of revenues) for the third quarter of 1999 compared to $7.0 million (4.5% of revenues) for the prior year quarter. For the nine-month period, adjusted as above and further adjusted to eliminate the impact of acquisitions during the first and second quarter of 1998 for comparability, Homebuilding pretax income would have been $16.0 million (3.5% of revenues) in 1999 compared with $14.0 million (3.3% of revenues) in the same period in 1998.

Financial Services Operations

Fortress Mortgage's closing volume, number of mortgages originated, and capture rates for the third quarter and nine month period all increased from the comparable periods of 1998. These increases resulted from additional volume generated at five Fortress Mortgage branches that began operating during 1998 as well as increased capture rates at other branches.

Revenue for the three months ended September 30, 1999 increased 27.3% to $1.4 million from $1.1 million for the comparable period of 1998 due to the increased closing volume. These revenues increased 57.1% to $4.4 million from $2.8 million for the nine-month period.

Financial services pretax (loss) generated by Fortress Mortgage was ($227,000) for the third quarter of 1999, as compared to ($58,000) for the third quarter of 1998. Market conditions during the third quarter led to increased competitive pressure and reduced margins on loans originated. General, administrative and other expenses increased to $1.6 million from $1.2 million in the third quarter of 1998. These increases resulted from increases in some loan related expenses as well increases due to the expansion into new markets during late 1998. For the nine months ended September 30, 1999 financial services pretax (loss) was ($100,000) as compared to ($47,000) for the prior period. This decline is the result of the same conditions that impacted the third quarter.

Loss on Sale of Landmark Homes

The Company sold the assets of Landmark Homes in March 1999 as part of its strategy to redeploy capital invested in under-performing assets. Concurrent with the sale of these assets the Company exited the Wilmington, North Carolina and Myrtle Beach, South Carolina markets. The Company recognized a pretax loss of $2.9 million on this disposition, due primarily to unrecovered goodwill of approximately $3.0 million.

Net Income

Due to the previously described factors and the income tax effect thereof, net income for the three months ended September 30, 1999 was $2.3 million, a 46.5% decrease from the $4.3 million achieved in the comparable period of 1998. For the nine-month period ended September 30, 1999, net income was $3.8 million a, $4.3 million decline from the same period a year ago.

The restructuring of the Prometheus agreement resulted in an increase in the preferred dividend rate related to that class of stock from 6% to 9% annually. This change in preferred rate along with changes in the amount of preferred investment outstanding resulted in an increase in the amount of preferred dividends impacting net income per share.

Excluding the impact of the asset impairment charge, the restructuring charge and the sale of Landmark, the Company's income per share on a diluted basis would have been $0.20 for the three months and $0.36 for the nine months ended September 30, 1999.

Earnings before interest, taxes, depreciation and amortization (EBITDA) increased 1.9% to $16.3 million for the three months ended September 30, 1999, as compared to $16.0 million for the same period in 1998. For the nine-month period EBITDA increased 11.8% to $42.6 million for the current year, from $38.1 million in 1998. EBITDA is provided as a supplemental measurement of the Company's operating performance. EBITDA does not represent cash flows from operations as defined by GAAP and should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. In addition, EBITDA measures presented by the Company may not be comparable to other similarly titled measures of other companies.

Liquidity and Capital Resources

The Company's operating activities involve several components, principally home construction, land development, and mortgage loan origination for home purchasers. During the nine months ended September 30, 1999, the Company's operating activities, taken in the aggregate, utilized approximately $25.4 million of cash. This cash utilization was primarily the result of increases in inventories of approximately $58.0 million, which is consistent with the Company's growth in its backlog and the seasonal nature of the homebuilding industry. Offsetting this inventory buildup were reductions in land held for resale, through the sale of a parcel of land in North Carolina, for $8.0 million, increases in trade payables of $4.2 million, and increases in customer deposits of $3.8 million.

The majority of the Company's investing activities during the nine months--net cash provided of $3.9 million--related to proceeds from the sale of Landmark ($3.1 million net) and proceeds from the sale of land partnership interests ($5.4 million). These investment cash flows were offset by (a) additional consideration under the earnout provisions of prior period acquisitions ($2.4 million), and (b) property and equipment expenditures ($4.2) million.

Financing activities provided $9.1 million of cash flow, primarily through net borrowings under notes and mortgages payable of $27.6 million, offset by $13.2 million in redemptions of preferred stock and $3.1 million in the payment of preferred dividends.

Management believes that funds available through the existing credit facilities coupled with the cash on hand and cash generated through operations will be adequate for the anticipated cash needs of its current operations for the foreseeable future. As of September 30, 1999, the Company had cash and cash equivalents on hand of $10.7 million.

At September 30, 1999, the Company had 4,276 lots in inventory beyond those already in backlog. This represents, in aggregate, an estimated sixteen-month supply of land based on sales absorption rates for the nine months of 1999. One of the Company's operating strategies is to keep a relatively low supply of finished lots and lots under development in order to manage and minimize risk associated with land ownership. The Company utilizes land options and investments in land limited partnerships as methods of controlling and subsequently acquiring land. In markets where lot options are not readily available to meet its needs, the Company is pursuing additional off-balance sheet arrangements to reduce its economic risk and improve its liquidity. The Company plans to continue these practices and expects to exercise, subject to market conditions, substantially all of its option contracts. At September 30, 1999, the Company had an additional 7,075 lots under option representing approximately a two-year supply of land based on the same absorption rates as above.

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

As of September 30, 1999, the Company believes that its key homebuilding business systems are Year 2000 compliant. However, certain data, voice communication and financial service's systems are in the process of being replaced or upgraded. The IT group has not yet identified any office system that will not be Y2K compliant before year end.

The Company is currently assessing whether third parties with which the Company and its operating subsidiaries have a material relationship are Y2K compliant. The Company's assessments with respect to these third party verification projects was substantially completed as of September 30, 1999. As part of this assessment, the Company has examined its relationships with suppliers, subcontractors, financial institutions and other third parties to determine the status of their Y2K efforts as related to the Company. As a general matter, the Company is vulnerable to significant suppliers' inability to remedy their own Y2K issues. Furthermore, the Company relies on financial institutions, government agencies (particularly for zoning, building permits and related matter), utility companies, telecommunication service companies and other service providers outside of its control. While certain third parties significant to the Company's business have provided certain assurances regarding their intentions to be Y2K compliant, there is no assurance that such third parties will not suffer a Y2K business disruption. It is conceivable that such failures could, in turn, have a material adverse effect on the Company's results of operations, financial condition, and liquidity.

Costs
-----

As the Company's Y2K project has been combined with the ICIS project, many areas of the project would have been undertaken regardless of the Y2K issue. Management currently estimates that the total cost of the ICIS project will be approximately $5.0 to $5.5 million; however, it is not possible to determine the portion of that amount which is specifically attributable only to the Y2K compliance work. The increase in estimates reflects an expansion of the scope of the ICIS project. The total amount expended on the ICIS project work from inception to September 30, 1999 was approximately $4.3 million. The Company believes that the costs to specifically address the Y2K issue will not have a significant impact on the Company's results of operations, financial condition, or liquidity for any year in the reasonably foreseeable future. The plan for the successful completion of the Company's Y2K project and the estimated total costs are based upon certain assumptions by management regarding future events, including the continued availability of qualified resources to implement the program and the cost of such resources.

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

Contingency Plan
----------------

The Company's Y2K preliminary contingency plan focused on whether it would be feasible to get non-compliant builder subsidiaries converted to the Company-wide ICIS. As of September 30, 1999, all builders are believed to be Y2K compliant for core business applications. During the fourth quarter of 1999, the Company will continue to assess the need for further contingency planning as it relates to the operation of our systems and the operation of material third-party suppliers. While management expects that the company will not experience material adverse consequences in connection with the Y2K issue as it relates to its internal operating system, no assurance can be given that the system will operate as expected in the Year 2000. See "Risks" section above and "Statement on Forward-Looking Information".

Statement on Forward-Looking Information


Certain information included in this report is "forward-looking" within the meaning of the Private Securities Litigation Reform Act of 1995. You can identify this information by use of words like "may," "will," "expect," "anticipate," "estimate," or "continue" or similar expressions. Such statements represent the Company's judgment and involve known and unknown risks, uncertainties and other factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. Such risks, uncertainties and other factors include, but are not limited to, fluctuations in interest rates, availability of raw materials and labor costs, levels of competition, housing demand in our markets, the effect of government regulation, the availability of capital, the price of the Company's common stock, weather conditions, changes in general economic conditions and other factors which may adversely effect The Fortress Group's operating results including earnings and/or those of acquired homebuilders or earnings per share.

PART II - OTHER INFORMATION

Item 5.  Other Information.

Effective July 1, 1999 Sandra Lamb was elected to the board as a Preferred director to fill a vacancy that had been created earlier.

Effective July 3, 1999 J. Marshall Coleman resigned as a director of the
Company.

Effective September 30, 1999 Klaus P. Kretschmann, a Preferred director, resigned as a director of the Company.


Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits.

              Number       Description
              ------       -----------

              10           Option Agreement

              27           Financial Data Schedule


         (b)  Reports on Form 8-K.

              None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       THE FORTRESS GROUP, INC.


Date: 11/15/99                         By: /S/ George C. Yeonas
      --------                             -------------------------------------
                                           George C. Yeonas
                                           President and Chief Executive Officer

Date: 11/15/99                         By: /S/ Jeffrey W. Shirley
      --------                             -------------------------------------
                                           Jeffrey W. Shirley
                                           Vice President of Finance
                                           (Principal Financial Officer)

                                  EXHIBIT INDEX

         Number            Description                            Page
         ------            -----------                            ----
         10                Option Agreement

         27                Financial Data Schedule