Form 10-K
period 1999-12-31
FORTRESS GROUP INC
filed 2000-03-30
CIK 1010607

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

For the fiscal year ended December 31, 1999       Commission file number 0-28024

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

        Registrant's telephone number, including area code: (703)442-4545

           Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, par value $.01

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES X No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

         Aggregate market value of the voting stock held by non-affiliates of the registrant as of March 24, 2000 was $8,486,900.

         As of March 24, 2000, 12,231,160 shares of the Registrant's Common Stock, $.01 par value per share, were outstanding.

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

PART I

Item 1. Business

Introduction

The Fortress Group, Inc. (the "Company" or "Fortress") is a national homebuilding company engaged in designing, building and selling single family homes in the metropolitan areas surrounding a diversified group of cities in the United States. The Company offers high-quality, innovative homes, targeting a diverse range of market segments including the first-time, entry-level buyer, move-up buyer and luxury homebuyer. The Company markets a wide range of single family detached and attached homes ranging in size from 1,000 to 6,200 square feet at prices ranging generally from $90,000 to $700,000.

The Company was formed in June 1995 to create a national homebuilding company through the simultaneous acquisition of four homebuilding companies and an initial public offering of the Company's equity and debt securities. Subsequent to the initial acquisitions the Company acquired nine additional homebuilding companies from 1996 to 1998. In March of 1999, the Company sold the assets of one subsidiary, consolidated the operations of two subsidiaries that were operating in the same market areas, and closed down the operations of a third subsidiary.

The Company's homebuilding operations are currently conducted in the following markets:


States                  Market Areas                      Year Entered      Marketing Name
------                  ------------                      ------------      --------------
Arizona                 Tucson                                1996          The Genesee Company
Colorado                Denver, Fort Collins                  1996          The Genesee Company
Florida                 Jacksonville                          1997          Fortress Homes and Communities
                                                                            of Florida
Missouri                St. Louis                             1998          Whittaker Homes
Nevada                  Las Vegas                             1996          Christopher Homes
New Jersey              Atlantic City                         1999          Iacobucci Homes
North Carolina          Raleigh-Durham                        1996          Sunstar Homes
North Carolina          Charlotte                             1997          Don Galloway Homes
Oregon / Washington     Portland MSA                          1998          Quail Homes
Pennsylvania            Philadelphia                          1997          Iacobucci Homes
South Carolina          Charleston                            1997          Don Galloway Homes
Texas                   Austin and San Antonio                1996          Wilshire Homes
Wisconsin               Janesville-Madison-Milwaukee          1996          Brookstone Homes

In January 1997, Fortress formed Fortress Mortgage, Inc. ("Fortress Mortgage"), a wholly-owned subsidiary, to provide mortgage financing to the Company's customers. Fortress Mortgage is licensed as a mortgage banker in Alaska, California, Colorado, Florida, Missouri, Nevada, North Carolina, Oregon, Pennsylvania, South Carolina, Texas, Virginia, Washington and Wisconsin.

Operating Strategy

The Company believes it is positioned for continued success in the homebuilding industry because of the following factors:

Established Market Positions in Attractive Housing Markets. Generally, the metropolitan areas where the Company conducts operations have experienced low unemployment rates and strong population growth. The Company believes that each of its local operations has an established local market position. Each local operation has targeted one or more specific niches within its market and has developed products to specifically target its customers.

Reduced Risk of Cyclicality through Geographic and Product Diversification. In addition to focusing on market positioning, the Company has created geographic and product diversification by operating in multiple geographic markets. As a result, the Company is less subject to the effects of local and regional economic cycles than homebuilders that operate in a single geographic market, developing only a select number of products.

Capital Structure and Operating Synergies. The Company believes that the financial and operating strength of its local operations have enhanced the Company's competitive position, reduced its overall costs associated with land acquisition and project construction, and provided the necessary capital to employ its strategies. Additionally, the Company's subsidiaries have generally been able to obtain financing on more favorable terms than prior to their acquisition.

Although the Company's most significant services and commodities are obtained on a local level, the Company's overall size and strength of operations has enabled it secure favorable terms from certain suppliers by purchasing in volume. The Company has also realized both cost savings and enhanced efficiency through the centralized management of insurance policies, employee benefits and certain other administrative functions. Additionally, the Company believes that its local operations benefit from the implementation of selected practices, policies and strategies, such as market analysis, costing procedures and quality control.

Limited Exposure to Real Estate-Related Risks. The Company attempts to control a two to four-year supply of lots based on its expected absorption rates. In some markets, the Company acquires fully developed lots pursuant to options or purchase contracts in quantities sufficient to satisfy near-term demands. In other markets, the Company strives to control undeveloped land (through options or contingent purchase contracts) through most of the zoning and land development process, closing on such land as close as possible to the start of home construction. When necessary the Company also acquires undeveloped land and oversees the development process.

Markets and Products

Overview

The Company's operations serve the metropolitan areas noted above. The Company believes that each of its current markets represents an attractive homebuilding market with opportunity for growth. The Company also believes that each of its local operations is well established in its market and has developed a reputation for building quality homes at competitive prices. The Company maintains the flexibility to tailor its product mix within a given market depending upon market conditions including demographic trends, demand for a particular type of product, margins, timing and the economic strength of the market. Depending on the local market and our strategy to serve that market we develop and build housing that addresses first-time homebuyers, first-time and second-time move up homebuyers, retirees, empty nesters, and semi-custom buyers.

The table below details our diversified product offerings and the number of lots controlled by the Company in each of its operating subsidiaries at December 31, 1999.

  Operating Division                Average Selling Price        Product Range (Sq. Ft)      Total Lots Under Control
  ------------------                ---------------------        ----------------------      ------------------------
  Brookstone Homes                        $137,100                     1,040-2,400                     791
  Christopher Homes                       $492,300                     1,400-6,200                     252
  Don Galloway Homes                      $149,300                     1,000-3,100                    2,208
  Fortress Homes and                      $124,300                     1,250-3,800                    2,050
  Communities of Florida
  The Genesee Company                     $250,200                     1,100-3,700                    2,548
  Iacobucci Homes                         $200,900                     1,400-3,000                    1,457
  Quail Homes                             $168,300                     1,000-4,100                     294
  Sunstar Homes                           $236,200                     1,150-3,900                    1,271
  Westbrook Homes                         $312,200                         N/A                          2
  Whittaker Homes                         $177,100                     1,200-3,700                    1,501
  Wilshire Homes                          $159,400                     1,800-4,000                    1,719

Land Acquisition and Development

The Company's policies and strategies regarding land acquisition and development vary and are dictated by the specific market conditions where the Company conducts its operations. Overall, the Company's land acquisition and development practices include (i) acquiring and exercising options to purchase finished lots; (ii) purchasing finished lots; (iii) controlling (by option or conditional purchase contract) fully entitled land; (iv) securing options to purchase land, which options are subject to the seller obtaining required entitlements; and (v) in some instances, controlling or purchasing raw land and assuming the cost of obtaining the necessary entitlements. Generally, the Company seeks to minimize its overall land costs and the risks associated with developing unentitled land by, whenever possible, using options and other purchase arrangements that allow the Company to control land through the entitlement process but defer the acquisition of such land until the entitlement process has been completed and the Company is prepared to commence construction. The Company has also entered into contracts where it acts as a general contractor providing construction and marketing services but avoiding land development risk, as well as joint ventures with other builders and developers to allow the Company to participate in larger parcels of land without assuming responsibility for the entire parcel.

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

(v) results of environmental and legal due diligence; (vi) proximity to concentrated job markets, quality school districts and local traffic corridors;
(vii) infrastructure requirements for grading, drainage, utilities and streets; and (viii) management's judgment as to the real estate market, economic trends and the Company's experience in a particular market. The Company does not acquire land without the approval of its Land Acquisition Committee, a group composed of senior management and members of the Company's board of directors.

The Company strives to develop a design and marketing concept for each of its communities based on the specific geographic and target market, which includes determination of size, style, price range of homes, layout of streets, size and layout of individual lots and overall community design. The development and construction of each project are managed by the Company's local operations.

At December 31, 1999, the Company had homes under construction on 1,754 lots and owned 2,312 finished lots and 1,883 lots held for or under development. As of December 31, 1999, the Company also had under contract or option, subject to the satisfaction of the Company's purchase contingencies, 8,144 finished, undeveloped or partially developed lots.

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

Fortress management specifies that quality, durable materials be used in constructing the Company's homes. The Company does not maintain a significant inventory of construction materials. Each of the Company's local operations maintains close contact with its respective subcontractors and suppliers, and the Company believes that its relationship with its suppliers and subcontractors is good. When possible, the Company negotiates price and volume discounts with manufacturers and suppliers on behalf of subcontractors to take advantage of its volume of production. Although the Company generally has made no long-term purchase commitments to materials suppliers in the past and although certain key materials and supplies are, and will continue to be, purchased at local/regional levels, the Company negotiates contractual terms with certain of its vendors to provide additional cost savings on a national basis. Generally, access to the Company's principal subcontracting trades, materials and supplies continues to be readily available in each of its markets; however, prices for these goods and services may fluctuate due to various factors, including supply and demand shortages which may be beyond the control of the Company or its vendors.

The Company generally provides a one-year limited warranty of workmanship and materials with each of its homes although warranty policies may differ within each local operation and by project. The Company's subcontractors generally provide the Company with an indemnity and a certificate of insurance prior to receiving payments for their work; therefore, claims relating to workmanship and materials are primarily the responsibility of the Company's subcontractors. In many cases we supplement our one year limited warranty with a ten year limited warranty on structural items, through policies purchased from third parties. Historically, the Company's divisions have not incurred material costs relating to warranty claims or defects in construction.

Sales and Marketing

Each of the Company's subsidiaries is responsible for the sales and marketing activities relating to its communities. The Company makes extensive use of advertising and other promotional activities, including newspaper advertisements, brochures, direct mail and signage in the immediate areas of its developments. In addition the Company utilizes extensive market research, developed internally and provided by third parties. A national sales and marketing council promotes the sharing of best practices across the organization, as well as the exchange of product designs and cost saving programs. The Company believes that each of its local operations has an established reputation for developing high quality homes in the markets it serves, which generates additional interest in the Company's new projects.

The effective use of model homes plays an integral part in demonstrating the competitive advantages of our home designs and features to prospective homebuyers. The Company generally builds between one and five model homes for each active community, depending upon the number of homes to be built within each community and the products to be offered. Each local operation is responsible for creating an attractive model home presentation designed to appeal to the preferences of potential homebuyers.

The Company's objective is to enter into sales contracts for its homes in advance of construction, thereby reducing the risk of unsold inventory. Depending on market conditions and the specific project, the Company may also build speculative homes. Speculative homes are homes that are under construction or completed but for which the Company does not yet have sales contracts. These homes are often sold while under construction or soon after completion. The Company reviews local market factors, such as new employment opportunities, significant job relocations and growing housing demand, in determining an appropriate level of speculative home inventory. The construction of such homes is often necessary to supply homes to individuals who are relocating who have immediate housing needs. The Company's sales contracts for its homes generally provide for mortgage approval within a specified period. The Company attempts to minimize cancellations by requiring a nonrefundable cash deposit of on average 5% to 10% of the purchase price for buyers using conventional financing and by training its sales force to assess the qualification of potential homebuyers.

Backlog

The Company's homes are generally offered for sale in advance of their construction. The majority of the Company's homes sold in 1999 were sold pursuant to standard sales contracts entered into prior to commencement of construction. Such sales contracts are usually subject to certain contingencies such as the buyer's ability to qualify for financing. Homes covered by such sales contracts but not yet delivered are considered the Company's "backlog." As of December 31, 1999, the Company had backlog of $268.3 million (1,253 homes). The Company generally does not recognize revenue on homes covered by such contracts until the sales are closed and the risk of ownership has been legally transferred to the buyer. In certain circumstances, generally with custom homes involving a longer period of time from execution of the contract to settlement (six months to one year), the Company will utilize the percentage of completion method to more closely match revenue and expenses.

Customer Financing

In January 1997, the Company created a wholly-owned subsidiary, Fortress Mortgage, Inc., for the purpose of providing mortgage origination and centralized underwriting to the buyers of homes sold by the Company's subsidiaries. Fortress Mortgage, Inc. is approved by the Federal Housing Administration (FHA) and Veterans Administration (VA) as a qualified mortgage lender and is licensed as a mortgage banker in Alaska, California, Colorado, Florida, Missouri, Nevada, North Carolina, Oregon, Pennsylvania, South Carolina, Texas, Virginia, Washington and Wisconsin. The mortgage company facilitates the sale of the Company's homes through the origination of first mortgage loans utilizing programs established by FHA, VA, Government National Mortgage Association (GNMA), Federal National Mortgage Association (FNMA) and Federal Home Loan Mortgage Corporation (FHLMC). As a mortgage banker, this operation will complete the processing of loan applications, perform credit checks, process applications to underwrite loans and originate and subsequently sell the mortgage loans.

Corporate Operations

The Company's corporate personnel oversee all of the Company's local operations. Senior managers of the Company have extensive homebuilding experience. This senior management group is primarily responsible for formulating and implementing the Company's policies and procedures to promote the cohesiveness and direction of its local operations.

Specifically, the Company's senior management (i) reviews and approves subsidiary capital requirements and requests, short and long range plans, project acquisition activity, and monitors all operational and financial performance as it relates to established objectives; (ii) evaluates and selects geographic markets; (iii) maintains relationships with various institutional lenders; (iv) develops operational improvement initiatives and oversees the integration and sharing of "best practices" between homebuilding subsidiaries
(v) provides accounting services, establishes financial policies and performs financial analyses for the operations, (vi) provides for human resource development; and (vii) secures and obtains capital resources.

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

Structurally, the Company operates through separate subsidiaries, which are located within the areas in which they operate. Each subsidiary is managed by executives with substantial experience in the subsidiary's markets. Although formal approval of new communities is determined by a committee of the Board, each subsidiary is fully equipped with the skills and resources to oversee all local operations including land acquisition, land development, construction, marketing, sales and product service.

Customer Relations and Quality Control

Strong customer relations and an adherence to tough quality control standards are fundamental to the Company's continued success. The Company believes that its commitment to customer relations and quality control has significantly contributed to its reputation as a quality builder in each of its local markets. During 1999 the Company contracted with a third party to perform a standardized customer satisfaction survey. The survey allows the Company to benchmark its performance against its own subsidiaries and against national averages.

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

Acquisitions and Dispositions

The Company did not acquire any new operations during 1999, focusing instead on improving the operations of existing subsidiaries.

During 1999 the Company discontinued or disposed of three operating divisions. Effective March 31, 1999 the company; i) sold the assets of its Landmark Homes division and exited the Wilmington, North Carolina and Myrtle Beach, South Carolina markets, ii) sold excess land inventory of its Buffington Homes Division and combined the remaining operations of Buffington into its Wilshire Homes subsidiary and, iii) began the phase out of its Westbrook Homes operation and exited the Virginia market.

Executive Officers of the Company

The Executive Officers of the Company are as follows:

            Name                Age                    Position
            ----                ---                    --------

      George C. Yeonas           45         Chief Executive Officer and Director
      Paul A. Giusti             42         Chief Operating Officer
      Jeffrey W. Shirley         41         Chief Financial Officer

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

Paul A. Giusti joined the Company as Chief Executive Officer of Brookstone, which was acquired by the Company in December of 1996. He retained that position, in addition to being appointed a regional vice president of the Company in June of 1997. In March 1999 he was named Chief Operating Officer of the Company. Mr. Giusti co-founded a Chicago area developer, Golden Development, Inc. in 1989, which subsequently merged with Brookstone. From 1985 to 1989, Mr. Giusti held several management positions with General Electric, Inc., including those of Manager, International Sales Support and Manager, International Trade Development.

Jeffrey W. Shirley joined the Company as Vice President of Finance in November of 1996. He was named Chief Financial Officer in November of 1999. Mr. Shirley has over 15 years of experience in the homebuilding industry. From 1984 to 1995, Mr. Shirley was with Kenneth Leventhal & Company providing audit and consulting expertise to both local and regional homebuilders, developers and syndicators of real estate operating properties. Mr. Shirley was a leader in developing a homebuilding practice for the Chicago office of Kenneth Leventhal & Company. From June of 1995 to November of 1996, Mr. Shirley was a director of real estate services for the Chicago office of Price Waterhouse LLP focusing on transactional services for a variety of real estate clients.

Employees and Subcontractors

As of December 31, 1999, the Company employed 1,107 persons, (which includes 302 employees who are tradesmen in our Whittaker subsidiary) including corporate staff and other personnel involved in sales, construction management and customer service. Although most of the Company's employees are not covered by collective bargaining agreements, many of the subcontractors and suppliers which the Company engages in various markets are represented by labor unions or are subject to collective bargaining agreements. The Company believes that its relations with its employees, subcontractors and suppliers are good.


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

The homebuilding industry is cyclical and affected by consumer confidence levels, prevailing economic conditions in general and by job availability and interest rate levels in particular. A variety of other factors affect the homebuilding industry and demand for new homes, including changes in costs associated with home ownership such as increases in property taxes and energy costs, changes in consumer preferences, demographic trends and the availability of and changes in mortgage financing programs. In addition, homebuilders are subject to various risks often outside of their control, including weather conditions and natural disasters, construction delays, cost overruns, changes in governmental regulations, counterparty non-performance risk associated with performance bonds, as well as availability and price fluctuations of land, labor and raw materials.

The homebuilding industry is also subject to the potential for significant variability and fluctuations in real estate values. Although the Company believes the real estate assets currently reflected on the Company balance sheet are reasonable in amount given the size of the Company's business and are reflected at or below their fair value, no assurances can be given that write-downs to the fair market value of some or all of the Company's assets will not occur if market conditions deteriorate, or that such write-downs, should they occur, will not be material in amount.

Government Regulations and Environmental Controls. The Company is subject to a variety of Federal, state and local statutes, ordinances, rules and regulations concerning protection of health and the environment. These laws may result in delays, cause the Company to incur substantial compliance costs and prohibit or severely restrict development in certain environmentally sensitive regions or areas. Prior to purchasing a parcel of land, the Company's local management evaluates such land for the presence of hazardous or toxic materials, wastes or substances. The Company generally engages independent environmental engineers to complete such an evaluation. The Company has not been materially adversely affected to date by the presence or potential presence of such materials. However, no assurance can be given that such a material adverse affect will not occur in the future.

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

Our mortgage activities also need to comply with various federal and state laws, consumer credit rules and regulations and other requirements unique to mortgage activities. Additionally mortgage loans originated under various national mortgage programs such as FHA, VA, or FNMA are subject to regulations imposed by the respective agency.

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

Dilution of Earnings per Share. The Company has issued $28,500,000 (net) initial liquidation value (28,500 shares) of Class AAA preferred stock and has also issued contingent Supplemental Warrants which potentially provide for the issuance of between 0 and 23,750,000 shares of common stock to Prometheus Homebuilders LLC, depending on the price of the common stock.

The Class AAA preferred stock is convertible at Prometheus' option into common stock at any time into 4,750,000 shares of common stock at a conversion price of $6.00 per share. The Supplemental Warrants would become exercisable at an exercise price of $.01 per share on September 30, 2001 and would expire on March 31, 2004. The number of shares of common stock potentially issuable pursuant to the exercise of the Supplemental Warrants is subject to adjustment depending upon the 60 day average closing price of the common stock between September 30, 2001 and September 30, 2003. If during this entire period the closing price remains greater than $12.00 per share, no shares would be issuable pursuant to the Supplemental Warrants. If at any time during this period the average closing price is $12.00 per share or less, the number of shares of common stock for which the Supplemental Warrants may be exercisable would be adjusted, up to five times per year. The Supplemental Warrants would be exercisable for 431,818 shares if the average closing price were no lower than $10.01 per share at any time during this period and would increase based upon lower average closing prices, increasing to a maximum of 23,750,000 shares if the average closing price was $2.00 or less per share during this period. The conversion of the Class AAA preferred stock and the exercise of the Supplemental Warrants could have the effect of materially reducing the Company's earnings per share and diluting the economic interest of the Company's existing stockholders.

Following the exchange of the Class AA stock for Class AAA stock in 1999, the warrants related to the AAA stock did not have the right to convert to common stock unless and until the Company achieved a cumulative revenue threshold, or failed to achieve a minimum quarterly or annual revenue amount. Based on current projections, the Company expects that it will achieve the revenue threshold during the third quarter of 2000. If that revenue threshold is met, the contingent rights of the warrant holders will vest and the number of warrants exercisable into common stock will increase in accordance with the Supplemental Warrant Agreement. Assuming (i) these supplemental warrants had vested during the entire year of 1999, (ii) a current balance of 28,500 shares of preferred stock was outstanding for the entire year and, (iii) a current market value of the Company's stock of less than $2.00 per share, an additional 23,750,000 shares of common stock would have been included in the calculation of diluted earnings per share for 1999. Diluted earnings per share on a pro forma, unaudited basis for 1999 would have been $.20.

Dilution of Voting Power. Pursuant to the terms of the Class AAA preferred stock, Prometheus has the right to elect three Preferred Stock directors out of an up to 8-member board of directors. A proportionate number of the Preferred Stock directors also are entitled to serve on each committee of the board of directors, except for the executive committee. The executive committee consists of five members of which two are Preferred Stock directors. Upon the occurrence of an event of default under the Class AAA preferred stock (which principally consists of defaults on dividends or other payment obligations), Prometheus would be entitled to elect additional Preferred Stock directors sufficient to constitute a majority of the board of directors and all committees of the board of directors.

Prometheus, as the holder of Class AAA preferred stock, is entitled to vote on all matters voted on by holders of common stock, voting together with the common stock as a single class at all meetings of the stockholders. Each share of Class AAA preferred stock entitles its holder to cast the number of votes equal to the number of shares of common stock into which such share of Class AAA preferred stock is convertible, based on the $6.00 per share conversion price. Based upon its ownership of $28,500,000 initial liquidation value (28,500 shares) of Class AAA preferred stock and 898,845 shares of common stock, Prometheus holds approximately 33% of the total voting power of the Company's stock. Prometheus may acquire additional voting power under certain circumstances, including the conversion of Class AAA preferred stock and the exercise of the Contingent Warrants.

Change of Control. As described above, Prometheus has substantial voting power, including the right under certain circumstances to elect a majority of the board of directors, its executive committee and other committees. The holders of Class AAA preferred stock also have certain consent rights, which require the approval of the holders of at least 66 2/3% of the Class AAA preferred stock to effect certain significant corporate actions or transactions, including a merger or sale of substantial assets, unless the Class AAA preferred stock is redeemed as part of the transaction. Further, under the Company's amended bylaws, and the amended bylaws of the Company's subsidiaries, the Company may not, and may not permit any of its subsidiaries to, engage in or agree to engage in a number of significant actions or transactions, including adopting an annual operating budget, taking actions not provided for in the budget, incurring new debt and issuing securities, without the affirmative vote of over 81% of the board of directors (Supermajority Director Approval) or the affirmative vote of over 81% of the members of the executive committee (Supermajority Executive Committee Approval). Therefore, the Company needs the approval of at least two of the three Preferred Stock directors (together with 5 non-Preferred Stock directors) or the unanimous approval of the executive committee, including two Preferred Stock directors, to engage in significant actions or transactions. As a result, Prometheus has substantial influence over, and could under certain circumstances exercise effective control of, the direction and management of the Company and the conduct of its business. There is no assurance that the influence and participation of Prometheus and the Preferred Stock directors in the direction and management of the Company will have a positive effect on the Company's financial performance and condition.

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

Shares Eligible for Future Sale. The Company has outstanding approximately 12,231,000 shares of common stock, of which approximately 11,057,000 shares are freely tradable without restriction (including shares subject to the Resale Registration Statement) and approximately 1,174,000 shares are saleable subject to certain volume and other restrictions of Rule 144 under the Securities Act. In addition, at least 5,267,267 shares are issuable upon the conversion of the Company's outstanding classes of preferred stock and 275,093 shares are issuable upon exercise of currently exercisable options. Additional shares would be issuable upon the conversion of the Class AAA preferred stock and the adjustment and exercise of the Supplemental Warrants. Sale of substantial amounts of such shares in the public market or the prospect of such sales could materially adversely affect the market price of the common stock.

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

Item 2. PROPERTIES

The Company's principal executive offices are located at 1650 Tysons Boulevard, Suite 600, McLean, Virginia 22102. The Company occupies approximately 4,800 square feet of leased office space for its corporate office in Virginia and leases an aggregate of approximately 119,200 square feet of office space in 22 locations for its homebuilding and mortgage subsidiaries.


Item 3. LEGAL PROCEEDINGS

The Company is, from time to time, a party to litigation arising in the normal course of its business. Management believes that none of the actions to which it is a party will have a material adverse effect on the financial condition, results of operations or cash flows of the Company.


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the Company's stockholders for consideration during the quarter ended December 31, 1999.

On March 16, 2000 the Company's stockholders approved a charter amendment authorizing the board to implement a reverse stock split of the Company's common stock, at any time up to March 15, 2001, at a ratio not to exceed 1 for 5. This reverse split has not been implemented as of March 29, 2000.

PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

(a) Price Range of Common Stock. The Company's common stock has traded on the Nasdaq National Market since May 16, 1996. On March 24, 2000, the closing price of the common stock was $1.06 per share. The following table sets forth the range of high and low sale prices for the common stock, as reported on the Nasdaq National Market, for the periods indicated:

                                                     High               Low
              Fiscal Year 1998
                  First fiscal quarter               $5.50             $4.25
                  Second fiscal quarter              $6.38             $4.50
                  Third fiscal quarter               $7.00             $3.50
                  Fourth fiscal quarter              $3.88             $1.25
              Fiscal year 1999
                  First fiscal quarter               $2.75             $1.63
                  Second fiscal quarter              $2.44             $1.13
                  Third fiscal quarter               $1.94             $1.13
                  Fourth fiscal quarter              $1.66             $0.50

(b) Approximate Number of Equity Security Holders. The number of record holders of the Company's common stock as of March 24, 2000 was 66, which does not include beneficial owners who hold the Company's stock in street name.

(c) Dividends. The Company, under a policy adopted in 1997, declared a quarterly cash dividend of one-quarter cent per share on the Company's common stock for each of the first two quarters of 1998. This policy was discontinued during the third quarter of 1998. No dividends were declared or paid the Company's common stock during 1999.

Under the terms of a Restructuring Agreement dated December 31, 1998 between the Company and Prometheus Homebuilders LLC (Prometheus), the Company issued to Prometheus, effective February 4, 1999, 40,000 shares of Class AAA Redeemable Convertible Preferred Stock having an initial liquidation value of $40,000,000 and contingent warrants in exchange for the outstanding 40,000 shares of Class AA Convertible Preferred Stock having a liquidation value of $40,000,000 and 375,000 warrants held by Prometheus. During 1999 the Company redeemed 11,500 shares of Class AAA Stock reducing the amount outstanding to 28,500 shares and reducing a pro-rata portion of the outstanding convertible warrants. See Note 9
- Shareholders' Equity in the Company's consolidated financial statements included in Item 8 hereof, and Item 5 in the Company's Current Report on Form 8-K, dated May 5, 1999 and incorporated herein by reference for further description of the terms of these securities.

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

         The Fortress Group, Inc. and Combined Predecessor Companies (1) (dollars in thousands, except per share amounts and operating data)





                             Combined Predecessor Companies
                             ------------------------------
                                                            The Fortress
                                                            Group, Inc.                    The Fortress Group, Inc.
                                                            -----------                    ------------------------
                                Year Ended    January 1 -    May 21 -       1996              Year Ended Dec. 31,
                              Dec. 31, 1995   May 20, 1996  Dec. 31, 1996   TOTAL         1997         1998        1999
                              -------------  -------------  -------------   -----         ----        ----        ----
Statement of Operations Data:
Revenues                         $ 199,029      $66,119      $ 210,354      $276,473     $447,374     $692,645     $740,785
Gross Profit                        31,595        9,694         32,967        42,661       67,704      104,629      108,015
Operating income                     6,750        1,113         12,787        13,900       16,236       24,099       19,187
Income before provision for
  income taxes                       6,076        1,274         13,221        14,495       13,923       21,628       14,746
  Net income(2)                  $   6,055      $ 1,274      $   8,208      $  9,482     $  8,460     $ 12,834     $  8,277
                                 =========      =======      =========      ========     ========     ========     ========

Basic Earnings per share(3)                                  $     .69                   $    .68     $    .46     $    .42
Diluted Earnings per share(3)                                $     .69                   $    .63     $    .42     $    .37
                                                             =========                   ========     ========     ========

Cash dividends per common share                              $     .00                   $    .01     $   .005     $    .00

Weighted average shares outstanding, basic                  11,701,587                 11,759,712   11,818,888   12,119,666
Weighted average shares outstanding, diluted                11,919,944                 12,862,171   13,140,236   14,625,496


                                        Combined Predecessor                The Fortress Group, Inc.
                                        --------------------   ---------------------------------------------------
                                              Companies
                                              ---------
                                                1995           1996            1997          1998           1999
                                                ----           ----            ----          ----           ----
Balance Sheet Data: (as of December 31)
  Cash                                       $  2,710       $  16,212      $  12,406      $  23,102       $ 17,526
  Inventory                                   109,016         144,106        217,342        310,706        328,513
  Total assets                                121,666         193,733        331,327        449,903        451,181
  13.75% Senior Notes due 2003                                100,000        100,000        100,000        100,000
  Notes and mortgages payable                  87,604          40,136        122,443        192,769        201,658
  Minority interests                            1,295             274            268             67             79
  Stockholders' equity                          9,836          31,986         62,897         91,193         79,673



                                       Combined Predecessor Combined (1)                  The Fortress Group, Inc.
                                       -------------------- ------------         ------------------------------------
                                              Companies
                                              ---------
                                                1995           1996            1997           1998          1999
                                                ----           ----            ----           ----          ----
Operating Data: (for the years ended
  December 31)
Units
  New contracts, net of cancellations           1,100           1,410          2,706          4,366          3,729
  Closings                                        998           1,402          2,762          4,016          4,034
  Backlog(4)                                      459             512          1,056          1,606          1,253
Aggregate sales value of backlog
  (in thousands)(4)                          $ 97,242        $ 95,992       $198,247       $308,832       $268,299
Average sales price per home closed          $190,700        $189,500       $159,300       $168,600       $178,500


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

(2) All of the Founding Builders were S corporations through May 20, 1996 with the exception of Buffington, which converted to an S corporation effective January 1, 1994. As S corporations, the Founding Builders were not subject to Federal income tax. Accordingly, the data presented should not be viewed as comparable to the post-combination results of the Company. Subsequent to the Acquisitions, the information presented is on a consolidated basis of The Fortress Group, Inc.

(3) See calculation in Note 10- Earnings Per Share in the Company's consolidated financial statements included in Item 8 hereof.

(4)  At end of period and represents homes sold but not closed.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated certain items of the Company's consolidated results of operations and those results as a percentage of the Company's total revenues and, its segment revenues:



(dollars expressed in millions)
                                      For the Year                    For the Year                  For the Year
                                  Ended Dec. 31, 1999             Ended Dec. 31, 1998           Ended Dec. 31, 1997
                                  -------------------             -------------------           -------------------
                                            % of    % of                 % of      % of                % of        % of
                                           Total   Segment               Total   Segment               Total      Segment
                                           -----   -------               -----   -------               -----      -------
Total revenues                  $740.8     100.0%              $692.6    100.0%               $447.4   100.0%
Homebuilding revenues            734.6      99.2%   100.0%      687.9     99.3%    100.0%      445.3    99.5%     100.0%
Gross profit                     108.0      14.6%    14.7%      104.6     15.1%     15.2%       67.7    15.1%      15.2%
Operating expenses (incl.
amortization & restructuring)     88.8      12.0%    12.1%       80.5     11.6%     11.7%       51.5    11.5%      11.6%
Homebuilding pre-tax income       17.6       2.4%     2.4%       21.5      3.1%      3.1%       13.7     3.1%       3.1%
Mortgage revenues                  6.2       0.8%   100.0%        4.7      0.7%    100.0%        2.1     0.4%     100.0%
Mortgage expenses                  6.2       0.8%   100.0%        4.5      0.7%     95.7%        1.9     0.4%      90.5%
Mortgage pre-tax income              -         -       -          0.2        -       4.3%        0.2       -        9.5%
Pre-tax income                    14.7       2.0%                21.6      3.1%                 13.9     3.1%


Acquisitions, Dispositions, and Closures

The Company did not acquire any new companies during 1999. Full year comparisons between 1999 and 1998 are affected by the acquisition, effective March 1, 1998, of Whittaker Homes, the acquisition, effective April 1, 1998, of Quail Homes, and the dispositions noted below.

During 1999 the Company discontinued or disposed of three operating divisions. Effective March 31, 1999 the company; i) sold the assets of its Landmark Homes division and exited the Wilmington, North Carolina and Myrtle Beach, South Carolina markets, ii) sold excess land inventory of its Buffington Homes Division and combined the remaining operations of Buffington into its Wilshire Homes subsidiary, and iii) began the phase out of its Westbrook Homes operation and exited the Virginia market.

Home Sales Activity

The following table sets forth information relating to new orders, home closings, and sales backlog by state for the years ended December 31, 1999, 1998, and 1997:

                                 New Orders (Net)                   Closings                   Backlog at December 31,
                                 ----------------                   --------                   -----------------------
                           1999       1998       1997       1999        1998       1997       1999       1998       1997
State
Arizona                      46         92         38         75          66         37          5         34          9
Colorado                    350        360        377        329         361        332        204        183        183
Florida                     773        850        567        775         702        636        297        299        151
Missouri                    458        462        N/A        550         438        N/A         96        188        N/A
Nevada                      118        153        134        123         130         92         81         86         63
New Jersey                   23        N/A        N/A         13         N/A        N/A         10        N/A        N/A
North Carolina              676        726        522        764         692        612        155        285        250
Oregon/Washington           128        120        N/A        127         131        N/A         14         13        N/A
Pennsylvania                145        220         34        159         216         43         39         53         49
South Carolina              140        189         72        146         181         53         75         87         80
Texas                       642        904        812        707         853        811        235        300        249
Virginia                     18         53        N/A         34          48        N/A          1         17        N/A
Wisconsin                   212        237        150        232         198        146         41         61         22
                            ---        ---        ---        ---         ---        ---         --         --         --

         Total            3,729      4,366      2,706      4,034       4,016      2,762      1,253      1,606      1,056


Consolidated Results of Operations

Results of Operations for the Year Ended December 31, 1999 Compared to the Results of Operations for the Year Ended December 31, 1998

Homebuilding Operations
General

As indicated in the chart above, net new orders for the Company totaled 3,729 homes and 4,366 homes in the years ended December 31, 1999 and 1998, a 14.6% decrease. This decrease is attributable in part to the Company's dispositions and closures (See Note 11- Sale of Assets and Special Charges in the Company's consolidated financial statements included in Item 8 hereof) as well as new order declines in a number of the Company's operations. Of this decrease in sales, 6.9% is attributable to the dispositions and closures. The balance of the decline is due in part to a reduction in the number of communities in which the Company operated during a portion of 1999, and to a reduction in sales pace in several markets, primarily Pennsylvania, Florida and Missouri, during the last six months of 1999. During the year the Company experienced delays in the acquisition, permitting and/or completion of lots affecting the continuity and growth in the number of communities from which to sell homes. The Company moved to improve the processes, systems and reporting of supply management indicators to mitigate this situation in the future.

At December 31, 1999, the Company had a combined backlog of 1,253 homes with a value of $268.3 million as compared to 1,606 homes with a value of $308.8 million as of December 31, 1998, representing a 22.0% decline in backlog homes and a 13.1% decline in backlog value. Of the backlog decrease, 9.0% of the decline in homes and 7.4% on the decline in value is attributable to the closure of subsidiaries and dispositions of communities. Over the same period the average value of a home in backlog has increased 11.4% to $214,200 from $192,300.

Revenue

Homebuilding revenues for the Company totaled $734.6 million for the year ended December 31, 1999 as compared to $687.9 million for the year ended December 31, 1998, an increase of 6.8%. Although the number of homes closed and the corresponding revenues were negatively affected by the dispositions noted above, the year over year comparisons were favorably impacted by the acquisitions, during 1998 of Whittaker and Quail. The number of homes closed increased to 4,034 in 1999 from 4,016 in 1998 (approximately 0.4%). The improvement in revenue was also driven by an increase of 5.9% in the average home closing value to $178,500 in 1999 from $168,600 in the prior year.

Revenue from lot sales increased to $14.6 million in 1999 from $10.6 million in 1998. Lot sales revenue represented 2.0% of revenue in 1999 compared to 1.5% of revenue in 1998. The increase in this area resulted primarily from the increases in lot sales in both our Genesee and Wilshire Homes operations. Although the Company purchases land and engages in land development activities primarily to support its own homebuilding activities, lots and land are occasionally sold to other developers and homebuilders.

Gross Profit

The Company's homebuilding gross profit increased to $108.0 million in 1999 from $104.6 million in 1998, a 3.2% improvement. Homebuilding gross profit margin decreased to 14.7% from 15.2% over the same period. As disclosed in previous filings, profit margins in the Company's Las Vegas subsidiary declined as compared to prior years. This decline had a significant impact on the Company's consolidated gross profit. Excluding the results of the Las Vegas subsidiary, the Company's consolidated gross margin would have risen slightly to 15.3% from 15.2% in 1998. We expect the Las Vegas operations to continue to depress the Company's Gross Margin in the coming year.

Operating Expenses

Operating expenses (including selling, general and administrative, asset impairment charges, and goodwill amortization) for the years ending December 31, 1999 and 1998 were $88.8 million (12.1% of homebuilding revenue) and $80.5 million (11.7% of homebuilding revenue), respectively. The Company recognized $2.0 million in asset impairment charges during 1999 pertaining to the write down of land and work-in-process inventory in two communities nearing close-out in our Las Vegas market. (See Note 12 -Asset Impairment Charge). The company also recognized $1.3 million in special charges pertaining to restructuring costs associated with several of its subsidiaries (See Note 11 - Sale of Assets and Special Charges in the Company's consolidated financial statements included in Item 8 hereof.) Excluding the impact of these charges, total operating expenses for 1999 and 1998 would have been $85.6 million (11.6% of homebuilding revenue) and $80.5 million (11.7% of homebuilding revenue) respectively.

Selling expenses increased to $46.5 million for the year ending December 31, 1999 as compared to $43.6 million for the same period of 1998. However, selling expense, as a percentage of homebuilding revenue remained unchanged at 6.3% for both years.

General and administrative expenses were $36.4 million (5.0% of homebuilding revenue) in 1999, consistent, as a percent of revenues, with $34.5 million (5.0% of homebuilding revenue) in 1998. The increase in absolute dollars includes increases arising from the implementation of Statement of Position 98-1 (SOP 98-1) Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, which requires certain costs, which under previous pronouncements would have been capitalized, to be expensed as incurred. The amortization and depreciation of previously capitalized information and technology costs, is also a factor contributing to this increase.

Financial Services Operations

Fortress Mortgage's closing volume, number of mortgages originated, and capture rates for 1999 all increased compared with 1998. These increases resulted from additional volume generated at Fortress Mortgage branches that were open for the full year of 1999 but were only open for a portion of 1998. The increase in revenue is also due to a significant increase in the overall percentage of Fortress customers served by Fortress Mortgage (capture rate). Total revenues for the year increased 31.9% to $6.2 million from $4.7 million in 1998.

Financial services pretax income generated by Fortress Mortgage was $4,000 for 1999 compared with $168,000 for 1998. Market conditions during the third and fourth quarters of 1999 led to increased competitive pressure and reduced margins on loans originated. General, administrative and other expenses increased to $6.0 million from $4.6 million 1998. These increases resulted from increases in some loan related expenses as well increases due to the expansion into new markets during late 1998.

For the year ended December 31, 1999, Fortress Mortgage provided mortgages to 39.8% of the Company's closings in those markets which it serves, as compared to 25.7% for the year ended December 31,1998.

Loss on Sale of Landmark Homes

The Company sold the assets of Landmark Homes in March 1999 as part of its strategy to redeploy capital invested in under-performing assets. Concurrent with the sale of these assets the Company exited the Wilmington, North Carolina and Myrtle Beach, South Carolina markets. The Company recognized a pretax loss of $2.9 million on this disposition, due primarily to unrecovered goodwill of approximately $3.0 million. (See Note 11 - Sale of Assets and Special Charges in the Company's consolidated financial statements included in Item 8 hereof).

Net Income and Net Income Per Share

Due to the previously described factors, including the asset impairment charge, the restructuring charge and the loss on the sale of Landmark, and the income tax effect thereof, net income for 1999 was $8.3 million, a 35.2% decrease from the $12.8 million achieved in 1998.

Net income per share, on a diluted basis, was $0.37 for 1999 compared with $0.42 for 1998, an 11.9% decline. Diluted net income per share was affected by the decline in net income detailed above and by the changes in preferred dividends and the number of convertible preferred shares included in the calculation of net income per share noted below. (See Note 9 - Shareholders' Equity in the Company's consolidated financial statements included in Item 8 hereof).

Excluding the effect of the asset impairment charge, the restructuring charge and the sale of Landmark, the Company's net income per share on a diluted basis would have been $0.60 for 1999 compared with $0.42 for 1998.

The restructuring of the Prometheus agreement (effective February 4, 1999) resulted in an increase in the preferred dividend rate related to that class of stock from 6% to 9% annually, resulting in increased dilution of net income per share. Redemption of approximately 28.8% ($11.5 million) of the outstanding AAA preferred stock, in the second quarter of

1999 (See Note 9 - Shareholders' Equity in the Company's consolidated financial statements included in Item 8 hereof) partially offset this increased dilution.

During 1998, the Class AA Preferred Stock was convertible at $6.00 per share. However, Class AA preferred stock and the related warrants included future reset tables that provided that between September 30, 2001 and September 30, 2003, the conversion rate changed based on the then current market price of the Common Stock (See Note 9 - Shareholders' Equity in the Company's consolidated financial statements included in Item 8 hereof.) The dilution of earnings per share was significantly increased during 1998 due to the lower average stock value during the quarters ended September 30, 1998 and December 31, 1998. In accordance with generally accepted accounting principles the Company was required to report currently the potential future conversion based on the contractual reset tables and the current market price even though the holder of the Class AA preferred stock and warrants could not effect a conversion under these reset tables until September 30, 2001.

Following conversion of the Class AA stock to Class AAA stock in 1999 (See Note 9- Shareholders Equity in the Company's consolidated financial statements included in Item 8 hereof) the warrants related to the AAA stock did not have the right to convert to common stock unless and until the Company achieved a cumulative revenue threshold, or failed to achieve a minimum quarterly or annual revenue amount. Based on current projections, the Company expects that it will achieve the revenue threshold during the third quarter of 2000. If that revenue threshold is met the contingent rights of the warrant holders will vest and the number of warrants exercisable into common stock will increase in accordance with the Supplemental Warrant Agreement. Assuming, (i) these supplemental warrants had vested during the entire year of 1999, (ii) the current balance of 28,500 shares of preferred stock was outstanding for the entire year and, (iii) a current market value of the Company's stock of less than $2.00 per share, an additional 23,750,000 shares of common stock would have been included in the calculation of diluted earnings per share for 1999. Diluted earnings per share for 1999, on a pro forma unaudited basis, would have been $0.28 before the asset impairment charge, restructuring charge and loss on the sale of Landmark and would have been $0.20 using net income, as reported.

Earnings Before Interest, Taxes, Depreciation and Amortization

Earnings before interest, taxes, depreciation and amortization (EBITDA) increased 4.3% to $62.2 million in 1999 compared to $59.6 million in 1998. EBITDA is provided as a supplemental measurement of the Company's operating performance. EBITDA does not represent cash flows from operations as defined by generally accepted accounting principles and should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. In addition, EBITDA measures presented by the Company may not be comparable to other similarly titled measures of other companies.


Results of Operations for the Year Ended December 31, 1998 Compared to the Results of Operations for the Year Ended December 31, 1997

General

As seen in the chart above, the Company achieved net new orders of 4,366 units and 2,706 units in the years ended December 31, 1998 and 1997, a 61.3% increase. This increase is attributable to the Company's acquisitions as well as new order increases at the Company's operations in Arizona, Texas, and Wisconsin. At December 31, 1998, the Company has a combined backlog of 1,606 units with a dollar value of $308.8 million as compared to 1,056 units with a dollar value of $198.2 million as of December 31, 1997, which is consistent with the strong increase in new orders as stated above.

Revenue

Homebuilding revenues for the Company totaled $687.9 million for the year ended December 31, 1998 as compared to $445.3 million for the year ended December 31, 1997, an increase of 54.5%. The increase in revenue is consistent with the increase in the number of homes closed during the respective years. In 1998, 4,016 homes were closed as compared to 2,762 closings in 1997. This 45.4% increase is attributable to the Company's acquisitions as well as increases in closings in all of the markets in which the Company operates.

Additionally, the average price of units closed rose from $159,300 in 1997 to $168,600 in 1998. This increase reflects the effects of increased closings in the higher-end homes available in the Las Vegas market coupled with the Whittaker and WestBrook acquisitions whose average price of units closed from acquisition through December 31, 1998 was approximately $171,000 and $296,000, respectively.

Lot sales and other revenue increased to $10.6 million in 1998 from $5.3 million in 1997. Lot sales and other revenue represented 1.5% of revenue in 1998 compared to 1.2% of revenue in 1997. This resulted primarily from the sale of a significant number of lots from a land development project in Michigan as well as the late 1997 and early 1998 acquisitions of builders who routinely develop their own lots and occasionally sell lots to other homebuilders.

Gross Profit

The Company's gross profit as a percentage of homebuilding revenues, or gross margin, remained constant from 1997 to 1998 at 15.2%. The Company experienced increased margins at certain subsidiaries. The Company uses estimates of the total capitalized costs in order to determine the amount of costs of sales to record each year. As a result of increases in certain cost estimates at the Las Vegas subsidiary in late 1998, cost of sales at this subsidiary was increased for the fourth quarter (resulting in reduced margins). The Company's margins in 1998 and 1997 were also depressed by acquisition accounting adjustments. Generally accepted accounting principles require that, in a purchase transaction, the acquirer write-up inventory to an estimated fair value upon acquisition. This resulted in increased cost of sales as the written-up inventory is closed and, therefore, decreased gross margins. Accordingly, gross margins of acquired companies were lower than they otherwise would have been. At December 31, 1998, the amount of unamortized inventory write-up is approximately $1,886,000.

Operating Expenses

Overall selling, general, and administrative expenses increased slightly as a percentage of homebuilding revenue to 11.7% ($80.5 million) from 11.6% ($51.5 million) for the years ended December 31, 1998 and 1997, respectively. Selling expenses remained steady at 6.3% of homebuilding revenues while general and administrative expenses dropped slightly to 5.0% from 5.1% in 1998 and 1997, respectively.

Amortization of goodwill increased $1.5 million to $2.4 million in 1998 from $0.9 million in 1997. This was primarily due to the additional amortization resulting from the Galloway and Whittaker acquisitions.

Financial Services Operations


At the end of the 1997, Fortress Mortgage had six operating branches and, by the end of 1998 had opened an additional eight branches for a total of fourteen branches.

Fortress Mortgage revenue grew 123.8% to $4.7 million in 1998 compared to $2.1 million in 1997. However, pre-tax income stayed constant at $.2 million. This was largely due to the negative impact of the start-up costs incurred in conjunction with short-term growth through the office openings. For the year ended December 31, 1998, Fortress Mortgage provided mortgages to 25.7% of the Company's closings in those markets which it served. In those markets which Fortress Mortgage has served since 1997, the capture rate (the percentage of closings for which Fortress Mortgage provided mortgages), for the year had increased to 54.3% in 1998 from 51.9% in 1997.

Net Income and Net Income Per Share

Pre-tax income increased $7.7 million to $21.6 million in 1998 from $13.9 million in 1997, representing an increase of 55.4%. Net income for the year ended December 31, 1998 increased correspondingly to $12.8 million from $8.5 million for the year ended December 31, 1997.

Diluted net income per share for the year ended December 31, 1998 was significantly affected by the $5.0 million dividend paid in connection with the restructuring of the agreement between the Company and Prometheus.

The dilution of net income per share was significantly increased during 1998 due to the lower average stock value during the quarters ended September 30, 1998 and December 31, 1998. In accordance with generally accepted accounting principles, the Company was required to report currently the potential future conversion based on the contractual reset tables and the current market price even though the holder of the Class AA preferred stock and warrants could not effect a conversion under these reset tables until September 30, 2001. Excluding the effect of the $5 million non-recurring preferred dividend and of the contingent dilution, on an adjusted basis, basic net income per share grew 29% to $.88 per common share for 1998 from $.68 per common share for 1997. Based on the same adjustments, diluted net income per share grew 8% to $.68 for 1998 from $.63 for 1997.

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

Liquidity and Capital Resources

The Company's operating activities involve several components, principally home construction, land development and mortgage loan origination for home purchasers. During 1999, the Company's operating activities, taken in the aggregate, utilized approximately $4.2 million of cash. This cash flow utilized in operating activities included $28.4 million invested in real estate inventories and a $4.8 million increase in mortgage loans held for sale. These uses were partially offset by $8.0 million in reductions in land held for sale and a $3.5 million increase in payables. Additional borrowings under notes and mortgages payable secured by this higher level of assets funded approximately $13.2 million of the increase in inventories.

The $4.7 million of cash provided by the Company's investing activities include $8.4 million in proceeds from the sale of Landmark Homes and land partnership interests, as well as a reduction in limited partnerships of $3.4 million. These cash flows were offset by $5.0 million in new equipment investments and $2.4 million in payments related to contingent consideration on previous acquisitions.

The Company's financing activities utilized $6.1 million of cash flow. $13.2 million of net borrowings under notes and mortgages payable were offset by $15.1 million in preferred stock redemptions and conversions and by $3.7 million in preferred dividends. The additional borrowings were used to fund the majority of the buildup of inventory and mortgage loans held for sale discussed above as part of cash flow from operations.

The Company regularly refinances existing loan agreements, executes new loan agreements and, in the case of acquisitions, assumes loans related to the assets being acquired. Approximately $511.1 million of secured financing commitments were in place at the subsidiary level at year-end. Under these credit facilities, the Company has borrowed $200.6 million at December 31, 1999. The total amount available under these commitments varies based on individual loan covenants and inventory levels.

The Company believes that funds available through the existing credit facilities coupled with the cash on hand and cash generated through operations will be adequate for the anticipated cash needs for the foreseeable future. As of December 31, 1999 the Company had cash and cash equivalents on hand of $17.5 million.

At December 31, 1999, the Company had 4,695 lots in inventory, in excess of backlog, which represents a seventeen-month supply of land based on sales absorption rates during 1999. It is one of the Company's operating strategies to keep a relatively low supply of finished lots and lots under development in order to manage and minimize risk associated with land ownership. The Company utilizes land options and investments in partnerships as methods of controlling and subsequently acquiring land. The Company plans to continue these practices and expects to exercise, subject to market conditions, substantially all of its option contracts. At December 31, 1999, the Company had 8,144 lots under option representing a 30-month supply of land based on the same absorption rates as above.

Seasonality and Variability of Results

The Company, and the homebuilding industry in general, experience significant seasonality and quarterly variability in homebuilding activity levels. The annual operating cycle generally reflects greater new home orders in the spring and autumn months and slower new orders in the winter and summer months. Closings are slowest during the first quarter and increase throughout the remainder of the year. The Company believes that this seasonality is a reflection of the impact of winter weather on construction activity and the preference of homebuyers to close on their new home either prior to the start of a new school year in the fall or prior to the holiday season.

Outlook

         The Company has experienced a decline in new order activity during 1999 compared to 1998. As noted above a portion of this decline is attributable to the exiting of several markets, as well as some delays in opening new communities, and to some extent increases in interest rates. While the direct impact of increases in interest rates is difficult to measure, we believe that it has had an impact, particularly in our first-time buyer product offerings. We have seen a strong increase in our Denver market new order activity, but have seen a softening in the market in other markets including Philadelphia, Jacksonville, and St. Louis operations. Overall we expect new orders in 2000 to be somewhat below 1999 levels.

         The Company believes the successful implementation of its key strategies should benefit future operating results in the long run. The Company has addressed and continues to address key business strategies through, (i) the continued focus of operational and financial management groups on the Company-wide program to reduce direct construction costs, and identification and implementation of processes to improve return on assets at the subsidiary level, the sharing of "best practices" and the implementation of an integrated computer information system, and (ii) ongoing evaluations of certain under performing assets and alternative strategies to improve performance or redeploy funds which might be recovered from those assets.

Please refer to Business- Risk Factors and the Statement on Forward-Looking Information.


Year 2000 Disclosure

The Company assessed its computer systems and other business equipment during 1999 and 1998 to determine if they would be able to accurately process certain data before, during or after January 1, 2000. The Company completed the testing of its various systems and equipment during the fourth quarter of 1999 and made inquiries as to whether third parties with which the Company has a material relationship are Y2K compliant. To date the Company has experienced no adverse effects from Y2K related issues.


Interest Rates and Inflation

The Company's business performance and the homebuilding industry in general can be negatively affected by the impact of inflation and the adverse effect inflation has on interest rates and the overall economic climate both nationally and in the Company's markets.

Inflation affects the Company in a number of ways including increasing the Company's cost of construction. Costs including land acquisition and development, materials and subcontractor labor, overhead and interest rates on floating rate credit facilities can all be adversely affected by inflation. In addition, inflation may reduce consumers' ability to purchase a new home, thereby adversely affecting the Company's new order flow. During 1999 and 1998, inflation has not significantly affected the performance of the Company, although rising interest rates may be affecting current new order activity.

While inflation has not been a significant factor in 1999 or 1998, rising inflation in the future would likely have an adverse long-term impact on the Company's business performance.

Adoption of New Accounting Standard

In June 1998 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No.133, Accounting for Derivative Instruments and Hedging Activities, effective for fiscal years beginning after June 15, 1999. SFAS No.133 establishes comprehensive accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. The standard requires that all derivative instruments be recorded in the balance sheet at fair value, however, the accounting for the gain or loss due to change in the fair value of the derivative instrument depends on whether the derivative instrument qualifies as a hedge. If the derivative instrument does not qualify as a hedge, the accounting treatment varies based on the type of risk being hedged. During the second quarter of 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities- Deferral of the effective date of SFAS 133, which delayed implementation until fiscal years beginning on or after June 15, 2000. Currently, the Company has not yet determined the impact on its financial condition and results of operations. The Company's only derivative is in the form of mandatory forward looking commitments on loan sales.

Statement on Forward-Looking Information

         Certain information included in this report is "forward-looking" within the meaning of the Private Securities Litigation Reform Act of 1995. You can identify this information by use of words like "may," "will," "expect," "anticipate," "estimate," or "continue" or similar expressions. Such statements represent the Company's judgment and involve known and unknown risks, uncertainties and other factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. Such risks, uncertainties and other factors include, but are not limited to, fluctuations in interest rates, availability of land, raw materials, and labor costs, levels of competition, housing demand in our markets, the effect of government regulation, the availability of capital, the price of the Company's common stock, weather conditions, changes in general economic conditions and other factors which may adversely affect The Fortress Group's operating results including net income and/or net income per share and other matters addressed in Business- Risk Factors.


Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company is exposed to market risks related to fluctuations in interest rates on its debt and on its mortgage loans held for sale. The Company utilizes forward sale (best efforts and mandatory) commitments to mitigate the risk associated with the mortgage loan portfolio. Other than the commitments noted above, the Company does not utilize interest rate swaps, forward option contracts on foreign currencies or commodities, or other types of derivative financial instruments.

         Fortress Mortgage provides mortgage loans, which are generally sold upon closing and subsequently delivered to a third-party purchaser within approximately 30 days. Due to the frequency of these loan sales, the market risk associated with these mortgage loans is minimal.

         The Company utilizes both short-term and long-term debt in its financing strategy. For fixed rate debt, changes in interest rates generally affect the fair value of the debt instrument, but not the Company's earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact the fair value of the debt instrument, but may affect the Company's future earnings and cash flows. The Company does not have an obligation to prepay fixed rate debt prior to maturity and, as a result, interest rate risk and changes in fair value should not have a significant impact on the fixed rate debt until the Company would be required to refinance such debt.

         As of December 31, 1999, short-term debt was $116,196,000, which consisted primarily of loans secured by real estate inventories. Also included in that amount is a mortgage warehouse line that is collateralized by residential mortgage loans. The Company borrows on a short-term basis from banks under committed lines of credit, which bear interest at the prevailing market rates.

         Long-term debt obligations outstanding and their maturities at December 31, 1999 are as follows (in thousands). The estimated fair value at December 31, 1999 for all debt indicated is the face value, except for $100 million of Senior Notes due in 2003, which has an estimated fair value of $55 million at December 31, 1999.

                                          Maturities through December 31,
                                    --------------------------------------------
                                         2001           2002            2003
                                         ----           ----            ----

Fixed Rate Debt.................      $  1,190          $ 568         $ 100,464
     Average Interest Rate......           7.9%           8.1%             13.7%

Variable Rate Debt.............       $ 86,484          $ 488         $       0
     Average Interest Rate......           7.9%           8.5%            N/A

         The Company believes that its overall balance sheet structure has repricing and cash flow characteristics that mitigate the impact of interest rate movements.


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

                              PART IV


Item 14.  Exhibits, Financial Statements Schedules and Reports on Form 8-K.


 (a)  Financial Statements, Schedules and Exhibits.

      1.       Financial Statements

                            THE FORTRESS GROUP, INC.

                          INDEX TO FINANCIAL STATEMENTS




                                                                            Page
                                                                            ----

THE FORTRESS GROUP, INC.
     Report of PricewaterhouseCoopers LLP, Independent Accountants          F-1
     Consolidated Balance Sheets as of December 31, 1999 and 1998           F-2
     Consolidated Statement of Operations for the years ended
     December 31, 1999, 1998, and 1997                                      F-3
     Consolidated Statement of Shareholders' Equity for the years
     ended December 31, 1999, 1998, and 1997                                F-4
     Consolidated Statement of Cash Flows for the years ended
     December 31, 1999, 1998, and 1997                                      F-5
     Notes to Consolidated Financial Statements                             F-6

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

3.3(a) Notice of Election to Terminate Charter Provisions (Exhibit 3.3(a) of the Company's 1998 Annual Report on Form 10-K dated March 30, 1999 is hereby incorporated by reference.)

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

4.8(a) Amended Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock of The Fortress Group Inc. (Exhibit 4.8(a) of the Company's 1998 Annual Report on Form 10-K dated March 30, 1999 is hereby incorporated by reference.)

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

10.4(k) Employment agreement between The Fortress Group, Inc. and George C. Yeonas (Exhibit 10.14 of the Company's 1997 Annual Report on Form 10K is hereby incorporated by reference.)

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

10.13 Purchase and Sale Agreement between The Genesee Company and RS Investments/Stonebridge LLC, dated December 1, 1999 (included herein).

10.14 Amendment to Purchase and Sale Agreement between The Genesee Company and RS Investments/Stonebridge, LLC, dated December 1, 1999 (included herein).

10.15 Option Agreement between RS Investments/Stonebridge, LLC, and The Genesee Company, dated December 1, 1999 (included herein).

10.16 Amendment to Option Agreement between RS Investments/ Stonebridge, LLC, and The Genesee Company, dated December 1, 1999 (included herein).

10.17 Amendment to Option Agreement Between RS Investments/ Stonebridge, LLC, and The Genesee Company, dated December 10, 1999 (included herein)

21.1            List of Subsidiaries (included herein.)

23.1            Consent of Accountants (included herein.)

27.1            Financial Data Schedule  (included herein.)


(b)      Reports on Form 8-K.

                  None

                                   SIGNATURES

   Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized March 30, 2000.

                                THE FORTRESS GROUP, INC.

                                     By: /s/ George C. Yeonas
                                     ------------------------------------
                                     Name: George C. Yeonas
                                     Title: Chief Executive Officer and Director

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



     Signature                          Capacity In Which Signed                                Date

/s/ George C. Yeonas                Chief Executive Officer and Director                         3/30/00
----------------------------
George C. Yeonas


/s/ Jeffrey W. Shirley              Chief Financial Officer,
----------------------------        and Principal Accounting Officer                             3/30/00
Jeffrey W. Shirley


/s/ Mark L. Fine                    Director                                                     3/29/00
----------------------------
Mark L. Fine


/s/ Sandra A. Lamb                  Director                                                     3/29/00
----------------------------
Sandra A. Lamb


                                    Director
----------------------------
Linda H. Lewis


/s/ Robert Short                    Director                                                     3/29/00
----------------------------
Robert Short


                                    Director
----------------------------
William A. Shutzer

/s/ J. Christopher Stuhmer          Director                                                     3/30/00
----------------------------
J. Christopher Stuhmer


                        Report of Independent Accountants


To the Board of Directors and
Shareholders of The Fortress Group, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of The Fortress Group, Inc. (the "Company") at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICEWATERHOUSECOOPERS LLP


Washington, DC
February 21, 2000

                            THE FORTRESS GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1999 and 1998
                (Dollars in thousands, except per share amounts)


                                                                                  1999            1998
                                                                                  ----            ----
                                     ASSETS

Cash and cash equivalents                                                       $ 17,526        $  23,102
Accounts and notes receivable                                                     12,748           14,092
Real estate inventories                                                          328,513          310,706
Land held for resale                                                                   0            7,954
Mortgage loans                                                                    20,229           15,397
Investments in land partnerships                                                   1,518            9,616
Property and equipment, net                                                       12,392           13,785
Prepaid expenses and other assets                                                 22,803           15,980
Goodwill, net                                                                     35,452           39,271
                                                                                --------         --------
       Total assets                                                             $451,181         $449,903
                                                                                ========         ========
                      LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued construction liabilities                           $ 38,915        $  35,501
Notes and mortgages payable                                                      301,658          292,769
Accrued expenses                                                                  18,905           19,665
Customer deposits                                                                 10,530           10,708
                                                                                --------        ---------
       Total liabilities                                                        $370,008        $ 358,643
                                                                                ========        =========

Commitments and Contingencies (see Note 19)

Minority interest                                                                     79               67
Obligation under preferred stock redemption agreement (see Note 9)                 1,421                0
Shareholders' equity
     Preferred stock, all classes and series, $.01 par value,
       1 million authorized (See Note 9)                                               1                1
     Common stock, $.01 par value, 99 million authorized,
       12,496,260 and 12,173,207 issued, respectively                                125              122
     Additional paid-in capital                                                   54,308           71,313
     Preferred subscription receivable                                                 0             (333)
     Retained earnings                                                            26,460           21,311
     Treasury stock, at cost, 265,100 shares                                      (1,221)          (1,221)
                                                                                --------        ---------
       Total shareholders' equity                                                 79,673           91,193
                                                                                --------        ---------

       Total liabilities and shareholders' equity                               $451,181        $ 449,903
                                                                                ========        =========


   The accompanying notes are an integral part of these financial statements.

                            THE FORTRESS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)


                                                                For the Year              For the Year             For the Year
                                                                   Ended                     Ended                     Ended
                                                             December 31, 1999         December 31, 1998         December 31, 1997
                                                             -----------------         -----------------         -----------------
      TOTAL REVENUES                                               $740,785                  $692,645                 $447,374
                                                                   --------                  --------                 --------

      HOMEBUILDING:
        Residential Sales                                          $719,970                  $677,271                 $440,006
        Lot sales and other                                          14,647                    10,636                    5,305
                                                                   --------                  --------                 --------
        Homebuilding revenues                                       734,617                   687,907                  445,311
        Cost of sales                                               626,602                   583,278                  377,607
                                                                    -------                  --------                 --------
             Gross profit                                          $108,015                  $104,629                 $ 67,704

         Selling                                                     46,514                    43,601                   27,952
         General and administrative                                  36,436                    34,534                   22,568
         Asset impairment charge                                      1,990                         0                        0
         Special charges                                              1,270                         0                        0
         Goodwill amortization                                        2,618                     2,395                      948
                                                                   --------                  --------                 --------
             Net operating income                                  $ 19,187                  $ 24,099                 $ 16,236
                                                                   --------                  --------                 --------
           Other expense (income):
                Interest expense                                      4,592                     5,547                    3,396
                Interest income                                        (608)                     (916)                    (336)
                Minority interest                                         0                       (35)                      (6)
                Other, net                                           (2,439)                   (1,957)                    (531)
                                                                   --------                  --------                 --------

           Homebuilding income before taxes                          17,642                    21,460                   13,713

      FINANCIAL SERVICES:
          Operating revenues                                          6,168                     4,738                    2,063
          General, administrative and other expenses                  5,987                     4,592                    1,889
          Interest expense                                            1,210                       755                      298
          Interest income                                            (1,033)                     (777)                    (334)
                                                                   --------                  --------                 --------
          Financial Services income before taxes                          4                       168                      210

      Loss on sale of Landmark Homes                                  2,900                         0                        0

      Total income before taxes                                      14,746                    21,628                   13,923

      Provision for income taxes                                      6,469                     8,794                    5,463
                                                                   --------                  --------                 --------
      Net income                                                   $  8,277                  $ 12,834                 $  8,460
                                                                   ========                  ========                 ========

      Income available to common shareholders, basic               $  5,149                  $  5,436                 $  7,982
                                                                   ========                  ========                 ========

      Income available to common shareholders, diluted             $  5,484                  $  5,464                 $  8,093
                                                                   ========                  ========                 ========
      NET INCOME PER SHARE DATA  (See Note 10):
           Basic net income per share                              $    .42                  $    .46                 $    .68
                                                                   ========                  ========                 ========
           Diluted net income per share                            $    .37                  $    .42                 $    .63
                                                                   ========                  ========                 ========
           Basic weighted average shares outstanding             12,119,666                11,818,888               11,759,712
                                                                 ==========                ==========               ==========
           Diluted weighted average shares outstanding           14,625,496                13,140,236               12,862,171
                                                                 ==========                ==========               ==========



   The accompanying notes are an integral part of these financial statements.

                            THE FORTRESS GROUP, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (In thousands)


                                       Shares                                                               Amount
                                 ------------------   -----------------------------------------------------------------------------
                                                                       Additional                                        Total
                                                                         Paid-In   Subscription  Retained    Treasury  Shareholders'
                                 Preferred   Common   Preferred Common   Capital   Receivables   Earnings     Stock      Equity
                                 ---------   ------   ----------------   -------   -----------   --------     -----      ------

Balance at December 31, 1996          10     11,763              $118    $23,808                  $ 8,072    $   (12)    $31,986
                                      ==     ======              ====    =======                  =======    =======     =======

  Issuance of preferred stock        144                  1               23,828                                          23,829
  Amortization of discount on
   preferred stock                                                           263                                             263
  Cancellation of preferred stock     (3)                                   (315)                                           (315)
  Preferred stock dividends                                                                          (461)                  (461)
  Imputed preferred stock dividend                                            17                      (17)
  Issuance of common stock                       69                          336                                             336
  Adjustment of stock guarantee                                              (57)                                            (57)
  Common stock dividends declared                                                                    (118)                  (118)
  Purchase of treasury stock                   (203)                           2                              (1,028)     (1,026)
  Retirement of treasury stock                                     (1)      (511)                                512
  Net income                                                                                        8,460                  8,460
                                     ---     ------      --      ----    -------       -----      -------    -------     -------

Balance at December 31, 1997         151     11,629      $1      $117    $47,371                  $15,936    $  (528)    $62,897
                                     ===     ======      ==      ====    =======                  =======    =======     =======

Issuance of preferred stock           53                                  27,301       $(500)                             26,801
Cancellation of preferred stock       (1)                                    (50)                                            (50)
Redemption of preferred stock        (35)                                 (3,534)                                         (3,534)
Conversion of preferred stock        (19)       339                 4       (327)                                           (323)
Preferred stock dividend                                                                           (7,330)                (7,330)
Imputed preferred stock dividend                                              68                      (68)
Issuance of common stock                         85                 1        459                                             460
Common stock dividends declared                                                                       (61)                   (61)
Vesting of non-qualified options                                              25                                              25
Purchase of treasury stock                     (145)                                                            (693)       (693)
Subscription receivable relief                                                           167                                 167
Net income                                                                                         12,834                 12,834
                                     ---     ------      --       ---    -------       -----       ------    -------     -------

Balance at December 31, 1998         149     11,908      $1      $122    $71,313       $(333)     $21,311    $(1,221)    $91,193
                                     ===     ======      ==      ====    =======       =====      =======    =======     =======

Issuance of preferred stock                                                 (342)                                           (342)
Redemption of preferred stock        (33)                                (13,693)        333                             (13,360)
Conversion of preferred stock        (21)       212                 2     (1,695)                                         (1,693)
Preferred stock dividend                                                                           (3,128)                (3,128)
Issuance of common stock                        111                 1        146                                             147
Preferred Stock Redemption
  Obligation                                                              (1,421)                                         (1,421)
Net income                                                                                          8,277                  8,277
                                     ---     ------  ------       ----    ------     -------      -------    -------     -------

Balance at December 31, 1999          95     12,231     $ 1       $125   $54,308     $     0      $26,460    $(1,221)    $79,673
                                     ===     ======  ======       ====   =======     =======      =======    =======     =======


   The accompanying notes are an integral part of these financial statements.

                            THE FORTRESS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                     For the Year             For the Year          For the Year
                                                                         Ended                  Ended                    Ended
                                                                     December 31, 1999     December 31, 1998       December 31, 1997
                                                                     -----------------     -----------------       -----------------
   Cash flows from operating activities
      Net income                                                       $   8,277              $  12,834               $  8,460
    Adjustments to reconcile net income to net cash (used in)
    provided by operating activities:
       Depreciation and amortization                                       9,640                  9,170                  5,304
       Minority interest                                                       0                    (35)                    (6)
       Special charges                                                     1,270                      0                      0
       Asset impairment charge                                             1,990                      0                      0
       (Gain) on sale of investment in land partnerships                    (291)                     0                      0
       Loss on sale of Landmark Homes                                      2,900                      0                      0
       (Gain) loss on sale of property and equipment                         168                    (96)                    45
       Changes in operating assets and liabilities
       Accounts receivable                                                 1,113                 11,289                 (7,516)
       Real estate inventories                                           (28,440)               (28,487)                 1,116
       Land held for resale                                                7,954                 (1,020)                (6,934)
       Mortgage loans                                                     (4,832)                (4,269)               (11,128)
       Prepaid expenses and other assets                                  (7,413)                 1,370                    837
       Accounts payable and accrued construction liabilities               3,547                  6,934                  3,471
       Accrued expenses                                                       (2)                 1,816                  4,309
       Customer deposits                                                     (91)                 1,992                    545
                                                                       ---------              ---------               --------
          Net cash (used in) provided by operating activities             (4,210)                11,498                 (1,497)
                                                                       ---------              ---------               --------

   Cash flows from investing activities
       Acquisition of homebuilders, net of acquired cash                       0                (27,616)               (19,976)
       Proceeds from sale of Landmark Homes net of cash sold               3,078                      0                      0
       Proceeds from sale of land partnership interests                    5,351                      0                      0
       Payment of contingent consideration                                (2,372)                (2,034)                     0
       Purchase of property and equipment                                 (4,981)                (6,841)                (6,933)
       Proceeds from sale of property and equipment                          263                    438                    267
       Change in investment in limited partnerships                        3,378                 (2,853)                (6,763)
                                                                       ---------              ---------               --------
          Net cash provided by (used in) investing activities              4,717                (38,906)               (33,405)
                                                                       ---------              ---------               --------

   Cash flows from financing activities
       Borrowings under notes and mortgages payable                      744,313                685,844                357,304
       Repayment of notes and mortgages payable                         (731,153)              (662,651)              (332,759)
       Related party borrowings                                              109                    118                    193
       Repayment of related party borrowings                                (381)                  (483)                  (363)
       Proceeds from issuance of common stock, net                           148                     86                     14
       Proceeds from issuance of Class AA Preferred Stock, net              (342)                24,813                  9,958
       Deferred financing costs                                                0                      0                 (1,882)
       Conversion of preferred stock                                      (1,693)                  (324)                     0
       Preferred stock redemption                                        (13,360)                (1,500)                     0
       Preferred dividends paid                                           (3,724)                (7,017)                  (110)
       Common dividends paid                                                   0                    (89)                   (89)
       Purchase of treasury stock                                              0                   (693)                (1,170)
                                                                       ---------              ---------               --------
          Net cash (used in) provided by financing activities             (6,083)                38,104                 31,096
                                                                       ---------              ---------               --------

   Net (decrease) increase in cash and cash equivalents                   (5,576)                10,696                 (3,806)
   Cash and cash equivalents, beginning of period                         23,102                 12,406                 16,212
                                                                       ---------              ---------               --------
   Cash and cash equivalents, end of period                            $  17,526              $  23,102               $ 12,406
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

Fortress began operations simultaneous with the closing of its initial public offering on May 21, 1996 (the "Offering"), and the acquisition of four homebuilding companies:


    Homebuilder                                Market(s)
    -----------                                ---------
    The Genesee Company ("Genesee")            Denver and Fort Collins, Colorado and Tucson, Arizona
    Buffington Homes, Inc.  ("Buffington")     Austin and San Antonio, Texas
                                               (Buffington merged with Wilshire (see below); as of 1999,
                                               operations exclusively marketed under Wilshire name
    Christopher Homes ("Christopher")          Las Vegas, Nevada
    Solaris Development Corp. ("Sunstar")      Raleigh-Durham, North Carolina

Subsequent to the Offering, Fortress acquired the following homebuilding companies:

    Homebuilder                               Date Acquired         Market(s)
    -----------                               -------------         ---------
    Landmark Homes, Inc. ("Landmark")         August 31, 1996       Wilmington North Carolina, Myrtle
                                              (sold March 1999)     Beach, South Carolina
    Brookstone Homes, Inc. ("Brookstone")     December 31, 1996     Janesville, Madison, and Milwaukee
                                                                    Wisconsin
    D.W. Hutson Construction Company, now     February 28, 1997     Jacksonville, Florida
    known as Fortress Homes and Communities
    of Florida ("Fortress Florida")
    Wilshire Homes, Inc. ("Wilshire")         April 1, 1997         Austin and San Antonio, Texas
    Don Galloway Homes, Inc. ("Galloway")     August 1, 1997        Charlotte, North Carolina and
                                                                    Charleston, South Carolina
    The Iacobucci Organization ("Iacobucci")  October 1, 1997       Philadelphia, Pennsylvania
    WestBrook Homes ("WestBrook")             January 1, 1998       Loudoun County, Virginia
                                              (phased out during
                                              1999)
    Whittaker Construction ("Whittaker")      March 1, 1998         St. Louis, Missouri
    Quail Construction ("Quail")              April 1, 1998         Portland, Oregon

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

Beneficial conversion feature

In accordance with Emerging Issues Task Force Topic D-60, Accounting for the Issuance of Convertible Preferred Stock and Debt Securities with a Non-detachable Conversion Feature, the Company recorded a $274,000 "discount" for the 11,700 shares of Class AA convertible preferred stock issued during 1997. (See description of preferred stock in Note 9 - Shareholders' Equity.) As required by Topic D-60, the Company amortized this discount using the effective interest method from the date of issuance, September 30, 1997, through the date at which the Class AA was exchanged for Class AAA preferred stock. This amortization was recognized as an additional return to the preferred shareholders (see Note 10 - Earnings per Share) and is included in the Statement of Shareholders' Equity for the years ended December 31, 1998 and 1997 as an "imputed preferred stock dividend."

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

Warranty Costs

The Company generally provides a one-year limited warranty of workmanship and materials with each of its homes. Accordingly, a warranty reserve, based on the Company's historical experience, is provided as residential sales are closed. Warranty reserves are included in "accrued expenses", and amounted to approximately $3.0 million and $2.0 million as of December 31, 1999 and 1998, respectively.

Investments in land partnerships

The Company records its investments in land partnerships in which it holds less than a majority interest under the equity method of accounting.

Option deposits

The Company enters into option agreements that allow the takedown of land under the specified terms. When a deposit is required, the Company records the deposit amount in "other assets." When the land is taken down, the deposit becomes part of the cost basis of the land and is reclassified as land inventory. If the decision is made not to take down the land, the deposit is expensed. Option deposits totaling approximately $10.0 million and $8.1 million are included in "other assets" at December 31, 1999 and 1998, respectively.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of assets acquired and is being amortized over periods ranging from five to twenty years. Accumulated amortization at December 31, 1999 and amortization expense for the year then ended were $6,044,187 and $2,618,390, respectively. Accumulated amortization at December 31, 1998 and amortization expense for the year then ended were $3,425,807 and $2,395,166, respectively. Accumulated amortization at December 31, 1997 and amortization expense for the year then ended were $1,030,641 and $947,883, respectively. If facts and circumstances dictate, the Company evaluates the recoverability of goodwill based on the estimated future undiscounted cash flows associated with the assets. In the event that the analysis indicates that the carrying value of goodwill is impaired, it would be written down to its estimated fair value. During the first quarter of 1999, the Company sold the assets of Landmark and wrote off unrecovered goodwill of $2,977,000. During the second quarter of 1999, the Company wrote off $294,000 in remaining goodwill of

WestBrook as part of its decision to wind down the operations of that subsidiary. (See Note 11 - Sale of Assets and Special Charges)

Minority interest

Certain of the Company's subsidiaries are participants in real estate joint ventures in which parties unrelated to the Company own a minority interest. Joint venture profits are allocated to the Company and the other partners according to their respective ownership.

Financial Services Segment Policies

Mortgage income

SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases, requires the deferral of loan origination income and direct loan origination costs over the estimated life of the loans. The Company defers the loan fees and costs and recognizes them at the time of sale of the loans. A total of $64,984 and $103,229 was recorded as part of the loans held for sale balance for unamortized loan origination fees and costs recognized under SFAS No.91 as of December 31, 1999 and 1998, respectively.

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

Mortgage loans

Mortgage loans held for sale to nonaffiliated investors are recorded in the aggregate at the lower of cost or market. Fair value is based upon contractually established prices at which mortgage loans will be sold or, if loans are not committed for sale, at current market prices. Mortgage loans associated with construction loans consist of draws that have been funded under a specific program developed for borrowers buying upper-end homes in Nevada. No valuation allowance was required at December 31, 1999 or 1998.

New accounting pronouncements

In June 1998 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No.133, Accounting for Derivative Instruments and Hedging Activities, effective for fiscal years beginning after June 15, 1999. SFAS No.133 establishes comprehensive accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. The standard requires that all derivative instruments be recorded in the balance sheet at fair value, however, the accounting for the gain or loss due to change in the fair value of the derivative instrument depends on whether the derivative instrument qualifies as a hedge. If the derivative instrument does not qualify as a hedge, the accounting treatment varies based on the type of risk being hedged. During the second quarter of 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities- Deferral of the effective date of SFAS 133, which delayed implementation until fiscal years beginning on or after June 15, 2000. Currently, the Company has not yet determined the impact on its financial condition and results of operations. The Company's only derivative is in the form of mandatory forward looking commitments on loan sales.

NOTE 3 - ACQUISITIONS

The Company made no acquisitions during 1999.

Effective January 1, 1998, the Company acquired certain assets and assumed certain related indebtedness of WestBrook. Additionally, the Company acquired the stock of Whittaker and Quail effective March 1, 1998 and April 1, 1998, respectively. The initial purchase price for these acquisition totaled $86.7 million consisting of cash of $30.0 million, short-term notes of $0.5 million, preferred stock with a liquidation value of $2.0 million, and assumption of liabilities totaling $54.2 million.

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

In each of these acquisitions, the purchase price was allocated first to record assets and liabilities at fair value on the acquisition date; the remaining excess purchase price was recorded as goodwill. Cost of goods sold for the years ended December 31, 1999, 1998, and 1997 included $815,000, $1,624,000, and
$1,928,000 related to the allocation of the purchase price to inventory.

Several of the Company's acquisition agreements include earnout provisions, by which the seller(s) may receive future consideration based upon the operational results of the purchased business. These provisions generally extend two to four years past the purchase date and are calculated as a set percentage of operational results in excess of operational goal "hurdles." In each of the acquisitions including earnout provisions, the earnout consideration has been and will be accounted for as additional purchase price and, accordingly, increase the goodwill related to the acquisitions and be amortized over the corresponding remaining goodwill amortization periods. Under these provisions, the Company is committed to earnout payments of a minimum of $1.0 million per year in the form of Series C preferred stock through the year 2001. (See Note 9
- Shareholders' Equity.) In addition, pursuant to these agreements, the Company has recorded additional purchase price for earnouts in the amount of approximately $2.0 million, $3.8 million, and $2.8 million for the years ended December 31, 1999, 1998, and 1997, respectively.


NOTE 4 - SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information are as follows (in thousands):

                                                                               For the Year
                                                                            Ended December 31,
                                                                   1999            1998            1997
                                                                   ----            ----            ----
     Cash paid for the following:
      Interest                                                   $34,849        $32,415           $25,311
      Income taxes                                                $6,065        $10,838            $3,721

Significant non-cash transactions

     In connection with acquisitions, the Company paid the following in the form of the Company's common and preferred stock during 1999 and 1998:
         (Dollars in thousands)

                                                                    1999          1998           1997
                                                                    ----          ----           ----
         Preferred Shares                                            0           19,88         1128,854
         Common Shares                                               0               0           65,000
         Amount                                                      0          $1,988          $13,535

     Also in connection with acquisitions, the following contingent consideration amounts ("earnouts") were recorded as non-cash transactions.

                                                                   1999            1998           1997
                                                                   ----            ----           ----
         Applied against amounts advanced
          to sellers at acquisition                                $    57       $ 1,393         $750

         Recorded as due to related parties at year end            $ 1,927       $ 2,372            0

     In accordance with a Restructuring Agreement dated December 31, 1998 between the Company and Prometheus Homebuilders LLC (Prometheus), the Company issued 40,000 shares of Class AAA Redeemable Convertible Preferred Stock in exchange for 40,000 shares of Class AA Convertible Preferred Stock, effective February 4, 1999 (see Note 9- Shareholders' Equity).

     To the extend that the Company elects to redeem all or a portion of the Class AAA preferred stock, the Company will be obligated under a "make-whole" provision relating to Prometheus' common stock investment of 898,845 shares of common stock which was purchased upon the second closing of the Class AA preferred stock. The Company is obligated to arrange for the sale of Prometheus' common stock at any time during the period from November 15, 2000 to February 15, 2001 and deliver cash proceeds, provided that such proceeds result in Prometheus receiving no less than $5.50 per share. The number of shares the Company would be obligated to sell is pro-rata based on the percentage of the Class AAA redeemed. As of December 31, 1999, the Company is obligated to sell 258,418 shares of Prometheus' common stock, for a total of $1,421,299. This obligation has been recorded as a reduction in additional paid-in capital (see Note 9 - Shareholders' Equity).

     The Company is amortizing debt issuance costs associated with its 13.75% Senior Notes (see Note 8 - Notes and Mortgages Payable) over the remaining term of those notes. The Company amortized approximately $1.1 million in such fees in each the years ended 1999, 1998 and 1997. These financing costs were capitalized into inventory along with other interest and financing costs incurred in accordance with SFAS No. 34, Capitalization of Interest Cost.

NOTE 5 - REAL ESTATE INVENTORIES

Real estate inventories are summarized as follows (in thousands):

                                                        December 31,
                                                    1999              1998
                                                    ----              ----
   Work-in-progress
     Sold homes                                   $100,759          $112,001
     Speculative                                    70,228            68,288
                                                   -------           -------
      Total work-in-progress                       170,987           180,289

   Land
     Finished lots                                 105,432            76,824
     Land under development                         22,420            33,454
     Unimproved land held for development           13,924             6,407
                                                  --------          --------
      Total land                                   141,776           116,685

   Lumber yard inventory                             2,404             2,223
   Model homes                                      13,346            11,509
                                                  --------          --------
                                                  $328,513          $310,706
                                                   =======           =======

Model homes are constructed to assist in the marketing effort of a development. Speculative homes, included above in work-in-progress, represent both completed and under-construction, non-model homes which are not subject to a sales contract. Both work-in-progress and model homes include the allocation of land, land development, and other allocable costs.

NOTE 6 - INTEREST

Information regarding interest is as follows (in thousands):

                                                                     1999             1998              1997
                                                                     ----             ----              ----
   During the years ended December 31, 1999, 1998 and 1997:
     Interest incurred                                            $ 34,315          $ 32,444         $ 24,918
     Interest capitalized                                          (28,514)          (26,142)         (21,224)
     Relief of previously capitalized interest                      28,543            24,271           17,288
                                                                  --------          --------         --------
       Total interest expensed in statement of operations         $ 34,344          $ 30,573         $ 20,982
                                                                  ========          ========         ========
   At December 31, 1999, 1998 and 1997:
     Capitalized interest in ending inventory                     $ 23,081          $ 23,426         $ 17,906
                                                                  ========          ========         ========


NOTE 7 - PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows (in thousands):

                                                                          December 31,
                                                                     1999             1998
                                                                     ----             ----
     Buildings                                                     $   410           $   410
     Model home upgrades and furnishings                            10,749             9,862
     Equipment and furniture                                        10,053             9,052
     Vehicles                                                        1,361             1,323
     Plans                                                           1,767               416
     Leasehold improvements                                          1,625             1,602
                                                                   -------           -------
                                                                    25,965            22,665
     Less:  Accumulated depreciation and amortization              (13,573)           (8,880)
                                                                   --------          -------
                                                                   $12,392           $13,785
                                                                   =======           =======


NOTE 8 - NOTES AND MORTGAGES PAYABLE

Notes and mortgages payable consist of the following (in thousands):

                                                                          December 31,
                                                                     1999             1998
                                                                     ----             ----
    13.75% Senior Notes due 2003                                  $100,000          $100,000
    Project specific land, land development and
        construction loans                                         183,298           180,144
    Mortgage warehouse lines of credit                              19,242            14,408
    Other loans                                                      2,850             3,069
                                                                 ---------          --------
                                                                   305,390           297,621
    Less:  Unamortized debt issuance costs                          (3,732)           (4,852)
                                                                  ---------         --------
                                                                  $301,658          $292,769
                                                                   =======           =======

The Company pays interest on the Senior Notes in arrears on May 15 and November 15 of each year at the rate of 13.75% per annum. The Senior Notes may not be redeemed at any time prior to maturity. The Senior Notes are unsecured and rank pari passu with, or senior in right of payment to, all other existing and future unsecured indebtedness of the Company. The Senior Notes, however, are effectively subordinated to secured debt of the Company to the extent of any collateral, as well as to the Company's subsidiaries indebtedness. The Company is required to maintain a consolidated tangible net worth of at least $15 million and other financial covenants, as defined, in the Senior Note Indenture. The Company was in compliance with all financial covenants at December 31, 1999.

In addition, the Senior Note Indenture restricts certain payments including dividends and repurchase or redemptions of stock. As of December 31, 1999, the Company had in excess of $9 million available for such payments. However, the Company may make payments such as those described above from cash generated from subsidiaries or other assets designated as "unrestricted" as defined in the Senior Note Indenture.

The loan agreements for project specific land, land development and construction loans are secured by a lien on the applicable residential development project or a specific unit under construction. Repayment of the loans are generally due upon sale of the collateral property. The loans bear interest at annual variable rates ranging from 2.0% over the London InterBank Offered Rate (LIBOR) to 1.0% over prime rate and fixed rates primarily at 8.0% but ranging up to 12.0%. Certain of the subsidiary credit facilities contain covenants that limit the Company's overall ratio of debt to tangible net worth, and other covenants including minimum tangible net worth, current ratio and interest coverage. In addition, many of the credit facilities include similar covenants at the subsidiary level. The Company and its subsidiaries were in compliance with all such covenants as of December 31, 1999.

The Company's mortgage subsidiary has two lines of credit outstanding for the purpose of originating loans. The lines of credit are secured by the mortgage loans held for sale and are repaid upon sale of the mortgage loans. These lines bear interest at variable rates ranging from 1.5% to 2.0% over the Fed Funds rate based on the type of loan and lending requirements. The aggregate commitment available under these lines at December 31, 1999 was $45,000,000.

One of the Company's subsidiaries has a line of credit for the purpose of purchasing lumber yard inventory. The line of credit matures October 1, 2001 and bears interest at prime minus 1/2%. At December 31, 1999, the total commitment available is $2 million with $1.38 million outstanding. This outstanding portion is included in "other loans" above. The remainder of "other loans" consists primarily of debt financed corporate insurance policies which bear interest at rates ranging from 6.6% to 7.3%.

Principal maturities of the above indebtedness at December 31, 1999 are as follows (in thousands):
       Year Ended December 31,
              2000                                $116,196
              2001                                  87,674
              2002                                   1,056
              2003                                 100,464
              2004                                       0
              Thereafter                                 0
                                                  --------
                                                  $305,390
                                                  ========

NOTE 9 - SHAREHOLDERS' EQUITY

Preferred stock

The Company has authorized 1 million shares of $.01 par value preferred stock. The following are the Company's classes and series of preferred stock, amounts designated, and amounts outstanding at December 31, 1999 and December 31, 1998:

     Class AA cumulative convertible (rate of 12% per annum decreased to 6% on March 6, 1998), 53,333 designated, 0 and 40,000, respectively, issued and outstanding
     Class AAA cumulative convertible (rate of 9% per annum), 40,000 designated, 28,500 and 0, respectively issued and outstanding ($28.5 million aggregate liquidation preference)
     Series A 11% cumulative convertible, 20,000 designated, 0 issued and outstanding
     Series B convertible, 40,000 designated, 0 issued and outstanding
     Series C convertible, 70,000 designated, 18,493 and 39,656, respectively, issuable (See below)
     Series D convertible, 67,500 designated, 30,000 and 45,000, respectively, issued and outstanding
              ($3,000,000 aggregate liquidation preference)
     Series E convertible, 50,000 designated, 17,443 and 19,381, respectively, issued and outstanding ($1,744,300 aggregate liquidation preference)
     Series F convertible, 5,000 designated, 0 and 5,000, respectively, issued and outstanding

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

Under a Restructuring Agreement dated December 31, 1998 between the Company and Prometheus, the Company agreed to issue to Prometheus, 40,000 shares of Class AAA Redeemable Convertible Preferred Stock having an initial liquidation value of $40,000,000 in exchange for the outstanding 40,000 shares of Class AA Convertible Preferred Stock having a liquidation value of $40,000,000 held by Prometheus. This exchange was effective February 4, 1999. In connection with the restructuring agreement, the Company paid $5 million as a non-recurring dividend on December 31, 1998.

Class AAA

The Class AAA preferred stock ranks senior to the Company's common stock as to the payment of dividends and distributions upon the dissolution, liquidation or winding up of the Company. Dividends are payable in cash at the annual rate of 9% cumulative and compounded quarterly, on the liquidation value of $1,000 per share. The Company is required to declare and pay such dividends to the extent that funds are legally available for the payment of dividends. The Class AAA preferred stock is convertible, in whole or in part, at the option of the holder, into the Company's common stock, at any time after issuance, at an initial conversion price of $6.00 per share, subject to certain customary anti-dilution adjustments. In conjunction with the issuance of the Class AAA preferred stock, the Company also issued Supplemental Warrants. These supplemental warrants include "reset" provisions substantially the same as those previously included in the Class AA preferred stock. See the description of the Supplemental Warrants, below.

The Company has the right to redeem the Class AAA preferred stock at any time until December 31, 2000 for its liquidation value plus dividends that, when combined with dividends previously paid on the Class AA preferred stock, and subsequent dividend payments on the Class AAA preferred stock, will provide a 20% annual return from the inception of Prometheus' investment in the Company. Any redemption of the Class AAA preferred stock is subject to compliance with the Company's Senior Note Indenture, which restricts the amount of stock redemptions or repurchases. As of December 31, 1999, the Company has redeemed $11.5 million in Class AAA preferred stock.

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

Subject to the stock price and revenue tests described below, the Supplemental Warrants would become exercisable on September 30, 2001 with an exercise price of $0.01 per share of common stock and would expire on March 31, 2004. The number of shares of common stock subject to the Supplemental Warrants is subject to adjustment depending upon the 60 day average closing price of the common stock between the period from September 30, 2001 and September 30, 2003. If during such period the closing price remains greater than $12.00 per share, no shares would be issuable pursuant to the Supplemental Warrants. If during such period the closing price is $12.00 per share or less, the number of shares of common stock issuable upon the exercise of the Supplemental Warrants could be adjusted, up to five times per year, in accordance with the following table:

                  Issue Price ($)                           Warrants
                  ---------------                           --------
                                                   $40 million            $28.5 million
                                          liquidation value at     liquidation value as
                                                      issuance     of December 31, 1999
                  $12.01 or greater                          0                        0
                   10.01 - 12.00                       606,061                  431,818
                    8.01 - 10.00                     1,333,333                  950,000
                    6.01 - 8.00                      3,333,333                2,375,000
                    4.01 - 6.00                      6,666,667                4,750,000
                    2.01 - 4.00                     13,333,333                9,500,000
                    0.00 - 2.00                     33,333,333               23,750,000

The number of common shares issuable upon the exercise of the Supplemental Warrants would be further reduced on a pro rata basis if any Class AAA preferred stock were to be redeemed prior to December 31, 2000.

The number of shares into which each Supplemental Warrant may be exercisable will also be subject to certain customary anti-dilution adjustments. The exercisability of the Supplemental Warrants would also be subject to a revenue test, which provides that the Supplemental Warrants may not be exercised unless the Company's consolidated revenues for the most recent 16 full fiscal quarters exceeds $2,429,190,500. The revenue test is subject to adjustment for the sale of any Company subsidiary. As of December 31, 1999, for purposes of the revenue test, the Company's cumulative consolidated revenues for the most recent sixteen quarters was $2,144,308,000. In addition, the Company is required to maintain a minimum annualized revenue amount of $625 million for the four quarters tested, which is adjusted to $590 million for the four quarter period ended March 31, 2001 and June 30, 2001. The minimum annualized revenue is subject to further adjustment for the sale of Company subsidiaries.

In addition, should the Company elect to redeem all or a portion of the Class AAA preferred stock, the Company will then be obligated under a "make-whole" provision relating to Prometheus' common stock investment of 898,845 shares of common stock which was purchased upon the second closing of the Class AA preferred stock. The Company is obligated to arrange for the sale of Prometheus' common stock at any time during the period from November 15, 2000 to February 15, 2001 and deliver cash proceeds, provided that such proceeds result in Prometheus receiving no less than $5.50 per share. The number of shares the Company would be obligated to sell is pro-rata based on the percentage of the Class AAA redeemed. As of December 31, 1999, the Company is obligated to sell 258,418 shares of Prometheus' common stock.

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

Series A

As part of the acquisition of the Combined Predecessors, 20,000 shares were issued in 1996 as Series A 11% cumulative convertible non-voting preferred stock. The preferred stock is restricted from converting into common stock for the first two years that the shares were issued and outstanding. The conversion rate of the shares was the lesser of $9.00, the price of the common stock Offering, or 75% of the lowest closing price during the thirty days immediately preceding the date of conversion. The Company had the right to redeem all of the preferred stock prior to conversion at a redemption price equal to the liquidation value plus any accumulated but unpaid dividends; the 10,000 shares outstanding at December 31, 1997 were converted during the second quarter of 1998.

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

Series C

Also in connection with the Hutson acquisition, Fortress agreed to issue 60,000 shares (70,000 authorized) of Series C convertible preferred stock on an annual basis over a period not to exceed six years ($6 million liquidation preference). The amount of each annual issuance will be based upon future earnings of Hutson. In 1998, the acquisition agreement was amended to allow the Company to pay the earnout in cash or Series C preferred stock. The stock has been treated as outstanding for the purpose of calculating earnings per share; however, it will only be legally outstanding upon issuance. The Series C preferred stock is convertible into common stock based on $100 liquidation value per Series C share, payable in common stock, cash, or a combination of both, at the option of Fortress. The 1997 earnout was paid in cash during 1998. The 1998 earnout was paid in 1999 by issuing 21,163 shares of Series C stock which were immediately converted into 211,630 shares of common stock. At December 31, 1999, 18,493 shares remain issuable. During the first quarter of 2000, the earnout for 1999 was paid in cash.

Series D

In connection with the Galloway acquisition, Fortress issued 60,000 shares of Series D convertible preferred stock with a liquidation value of $100 per share ($6 million aggregate liquidation preference). Each Series D share is convertible into ten shares of common stock. Series D shares are redeemable at the option of the holder up to 25% each year, cumulative, over a four-year period. However, the shares can be redeemed in cash, common stock or a combination of both equal to the $100 per share liquidation value. The allocation between common stock and cash is at the sole option of Fortress. During each of 1998 and 1999, 15,000 shares were redeemed resulting in 30,000 shares outstanding at December 31, 1999.

Series E

The Company has designated 50,000 shares as Series E 6% convertible, convertible preferred stock ("Series E"), with a liquidation value of $100 per share. In connection with the WestBrook and Quail acquisitions, the Company issued 19,881 shares of Series E. The purchase price was subsequently adjusted and 500 Series E shares were returned to the Company. Each Series E share is convertible into ten shares of common stock at any time at the option of the holder. After the common stock has traded for $10.00 per share or more for ten consecutive business days, the Company may require the conversion of the Series E at the same 10-for-1 conversion rate. At the option of the holder, the Company may be required to redeem up to 20% of the total number of shares initially issued each year beginning with the first anniversary of the date of issuance in cash or common stock at the Company's option. The holder's redemption right is cumulative. During 1999, the Company redeemed 1,938 shares, resulting in 17,443 shares outstanding at December 31, 1999.

Series F

In connection with the Whittaker acquisition, the Company loaned $500,000 and then sold 5,000 shares of Series F 6% Cumulative Convertible Preferred Stock ("Series F") with a liquidation value of $100 per share to a key member of management at Whittaker. The loan bore interest at 6% which was offset by the 6% dividend rate on the Series F. The Series F was to be convertible, based on the future earnings of the acquired business, for a period of 60 days commencing on February 15, 1999, 2000, and 2001 at the closing price of the Common Stock on the Closing Date and the first and second anniversaries of the Closing Date, respectively. The loan was accounted for as a subscription receivable in the equity section of the Company's balance sheet and was to be reduced based on the future earnings of the acquired business. In the fourth quarter of 1999, the Company redeemed the entire 5,000 shares, offsetting the outstanding subscription receivable against the proceeds.

Common stock

In November 1996, the Company's Board of Directors approved a stock repurchase plan authorizing the purchase of up to 350,000 shares of the Company's currently outstanding common stock. Such repurchases were effected at various prices from time to time in the open market. During the years ended December 31, 1998 and 1997, the Company has repurchased 145,000 and 202,500 (of which 60,000 were acquired pursuant to an acquisition agreement), respectively, 82,400 of which were subsequently canceled.

In March 1997, the Company established a dividend policy including the initiation of a cash dividend of $.01 per share annually, payable quarterly, as permitted under the Indenture. During 1997, the Board of Directors declared quarterly dividends in accordance with this policy. During the third quarter of 1998, this policy was cancelled. There were no unpaid common stock dividends at December 31, 1999.

Warrants

Under the agreement with Prometheus, the Company issued warrants to purchase a minimum of 375,000 shares of common stock to Prometheus. The warrants were exercisable between September 30, 1999 and September 30, 2004, at an exercise price of $7.00 per share of common stock, subject to adjustment between September 30, 2001 and September 30, 2003.

In connection with the issuance of the Class AAA preferred stock and the related issuance of the Supplemental Warrants in the first quarter of 1999, Prometheus surrendered for cancellation the outstanding warrants to purchase 375,000 shares of the Company's common stock. See the section describing the Class AAA preferred stock for further discussion on the Supplemental Warrants.

NOTE 10 - EARNINGS PER SHARE

The following table reconciles the numerators (income) and the denominators (shares) used to calculate the basic and diluted earnings per-share (in thousands):

                                                            For the Year Ended December 31,
                                                     1999                  1998                   1997
                                                     ----                  ----                   ----

Net income                                      $      8,277          $     12,834             $     8,460

Less: Preferred stock dividends                       (3,128)               (7,330)                   (461)
Less: Imputed preferred stock dividend                     0                   (68)                    (17)
                                                ------------          ------------             -----------

Income available to common shareholders         $      5,149          $      5,436             $     7,982
                                                ============          ============             ===========
Basic EPS
Income available to common
     Shareholders                               $      5,149          $      5,436             $     7,982
Weighted average number of
     common shares outstanding                    12,119,666            11,818,888              11,759,712
                                                ------------          ------------             -----------

Basic earnings per share                        $        .42          $        .46             $       .68
                                                ============          ============             ===========
Diluted EPS
Income available to common
     shareholders, basic                        $      5,149          $      5,436             $     7,982
Plus preferred stock dividends                           335                    28                     111
                                                ------------          ------------             -----------
Income available to common
     shareholders, diluted                      $      5,484          $      5,464             $     8,093
                                                ============          ============             ===========

Weighted average number of
     common shares outstanding                    12,119,666            11,818,888              11,759,712

Effect of dilutive securities:
     Preferred stock                               2,505,830             1,120,003               1,018,564
     Options                                               0                 4,183                  11,753
     Warrants                                              0               197,162                  72,142
                                                ------------          ------------             -----------
Weighted average number of
     common shares outstanding, diluted           14,625,496            13,140,236              12,862,171
                                                ============          ============             ===========

Diluted earnings per share                      $        .37          $        .42             $       .63
                                                ============          ============             ===========

Following the exchange of the Class AA stock for Class AAA stock in 1999, the warrants related to the AAA stock did not have the right to convert to common stock unless and until the Company achieved a cumulative revenue threshold, or failed to achieve a minimum quarterly or annual revenue amount. Based on current projections, the

Company expects that it will achieve the revenue threshold during the third quarter of 2000. If that revenue threshold is met, the contingent rights of the warrant holders will vest and the number of warrants exercisable into common stock will increase in accordance with the Supplemental Warrant Agreement. Assuming (i) these supplemental warrants had vested during the entire year of 1999, (ii) the current balance of 28,500 shares of preferred stock was outstanding for the entire year and, (iii) a current market value of the Company's stock of less than $2.00 per share, an additional 23,750,000 shares of common stock would have been included in the calculation of diluted earnings per share for 1999. Diluted earnings per share on a pro forma, unaudited basis for 1999 would have been $.20.

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

The following shares were not included in the computation of diluted EPS for the years ended December 31, 1999, 1998 and 1997 because the effect of adding back the related dividends and the weighted average common shares was antidilutive:

                Outstanding at December 31,    Convertible into Common Shares       Potential Common Stock outstanding,
                                                     as of December 31,              twelve months ended December 31,

                  1999     1998     1997           1999       1998       1997            1999         1998         1997
                  ----     ----     ----           ----       ----       ----            ----         ----         ----
Class/ Series
Class AA             0   40,000   11,700              0  6,666,667  1,950,000        Dilutive   11,184,550      555,616
Class AAA       28,500        0        0      4,750,000          0          0       4,783,500          N/A          N/A
Series A             0        0   10,000              0          0    280,702               0     Dilutive     Dilutive
Series B             0        0    8,854              0          0     88,540               0     Dilutive     Dilutive
Series C        18,493   39,656   60,000        184,930    396,560    600,000        Dilutive     Dilutive     Dilutive
Series D        30,000   45,000   60,000        300,000    450,000    600,000        Dilutive     Dilutive     Dilutive
Series E        17,443   19,381        0        174,430    193,810          0         182,810      153,693          N/A
Series F             0    5,000        0              0     50,000          0        Dilutive     Dilutive          N/A

SFAS No.128 requires that options are included in the earnings per share calculation on a quarterly basis only when the average market price of the common stock during that period exceeds the exercise price of the options. The options included in the annual computation of earnings per share is based on the average of the four quarters. Certain options were not included in the computations of diluted EPS at certain quarter-ends because the options' exercise price was greater than the average market price of the common shares.
Note 16 - Employee Benefit and Incentive Plans contains more detailed disclosure regarding the Company's outstanding options.

NOTE 11 - SALE OF ASSETS AND SPECIAL CHARGES

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

Concurrent with the decision to sell its interest in several land partnerships in Texas, the Company decided to exit certain communities. Restructuring costs totaling $480,000 related to employee severance, carrying costs for model homes, and the write off of other product-line related assets that were determined to provide no future benefit under the restructured Wilshire operation. As of December 31, 1999, substantially all of the estimated restructuring costs had been paid and charged against the liability.

In addition, during the second quarter of 1999 the Company decided to wind down the operations of its WestBrook Homes subsidiary. Charges taken during the first quarter of 1999 totaled $790,000 and included the write off of land purchase deposits, previously capitalized architectural costs, other land development costs and $294,000 in remaining goodwill. As of December 31, 1999, all of these costs had been incurred and charged against the liability. Two homes remained in WestBrook's inventory as of December 31, 1999, both of which closed during the first quarter of 2000. WestBrook is not expected to incur additional significant write offs beyond those charges taken during 1999.

During 1999 the Company sold a 960-acre parcel of land located in Raleigh, North Carolina. The land had been carried on the Company's books as land held for resale. The $8.2 million sales price for the property resulted in a gain of approximately $108,000. The gain on the sale of this property is reflected in the income statement as other income.

NOTE 12 - ASSET IMPAIRMENT CHARGE

During the third quarter of 1999, the Company evaluated the carrying value of two communities in its Las Vegas market. The fair value of the communities was determined using a discounted cash flow projection of future revenues and current and projected costs. The Company determined that an adjustment to current carrying value was appropriate in accordance with Statement of Financial Accounting Standard No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The assets involved include developed lots, homes under construction, and completed homes. These two communities are scheduled to be closed out during the year 2000 with a total of 31 homes remaining to close. Based on the analysis of fair value, referenced above, the Company recognized during the third quarter an asset impairment charge of approximately $2.0 million. This charge has been included in the Company's determination of Net Operating Income.

NOTE 13 - OTHER INCOME

Whittaker owns and maintains a lumber yard that provides lumber and millwork to the homebuilder. Intercompany sales are eliminated in consolidation and profits deferred until the homes close. Beginning in 1999, the lumber yard began to sell products to outside customers. Revenues and costs associated with these outside sales are netted in other income. For the year ended 1999, the lumber yard generated outside revenue of approximately $2.4 million and profit of $102,000.

Whittaker also owns a title company that was formed to capture profits from title insurance issued on the sale of Whittaker homes. Revenue and costs associated with the title insurance operation are netted in other income. For the year ended December 31, 1999, the title company generated revenue of $454,000 and profit of $171,000. For the period from the date of acquisition through December 31, 1998, the title company generated revenue of $329,000 and profits of $80,000.

NOTE 14 - RELATED PARTY TRANSACTIONS

Due from related parties

Due from related parties, which are included in accounts and notes receivable, consist of the following (in thousands):

                                                                        December 31,
                                                              1999        1998          1997
                                                              ----        ----          ----
      Accounts receivable from sale of Genesee Custom                                 $  490
      Note receivable from director                                                      698
      Loans on acquisition earnouts                                     $   57         1,878
      Employee advances and other                             $222      $1,321         1,350
                                                              ----      ------        ------
                                                              $222      $1,378        $4,416
                                                              ====      ======        ======

In connection with the sale of Genesee Custom to a director of the Company in 1996, the Company had a note receivable bearing interest at 12% from the director for approximately $3.3 million at December 31, 1996. The note was paid in full in December 1997. The related accounts receivable were paid in full in January 1998.

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

Due to related parties

Due to related parties, which are included in accrued expenses at December 31, 1999 totals $2.1 million. The balance is made up of approximately $1.9 million representing accrued but not paid earnouts due to the former owners of certain acquisitions, $96,000 representing accrued dividends payable and the balance representing individually immaterial amounts due to various related parties.

Other transactions

A limited liability corporation (LLC) owned by two of the Company's former directors and one of the Company's former officers provided consulting services related to the Company's formation and subsequent acquisitions. Total capitalized costs associated with this LLC during the years ended December 31, 1998 and 1997 were approximately $350,000 and $540,000, respectively.

During 1998 and 1997, the Company sold and leased back 2 and 22 models to related parties, respectively. Total revenue recognized in connection with these sales was approximately $406,500 and $5,880,000, respectively; and the total gross profit recognized on these sales was $19,000 and $870,000, respectively. (See Note 15 - Leases.)

Landmark purchased landscaping and lot improvement services from a company affiliated with its president. Expenses related to these services were $240,000 and $569,552 for the years ended December 31, 1998 and 1997, respectively. Additionally, Landmark purchased developed land from an affiliated company in the amount of $2,146,000 and $2,771,100 for the years ended December 31, 1998 and 1997, respectively.

During 1999, 1998, and 1997, Fortress Florida purchased a majority of its finished lots under written agreements with an entity whose principal is a significant holder of the Company's Series B and C preferred stock. In 1999, 1998, and 1997, Fortress Florida purchased approximately $16.1 million, $18 million and $14 million, respectively, of such lots. Fortress Florida had deposits of approximately $1.1 million at December 31, 1999 with this related party for future acquisitions of finished lots with an aggregate purchase price of approximately $9.0 million. Fortress Florida intends to fulfill its obligation under this agreement by acquiring these remaining lots.
(See Note 19 - Commitments and Contingencies.)

Fortress Florida contracted cabinetry, interior finish services and other items from an affiliated party amounting to approximately $5.0 million, $4.8 million, and $4.1 million for the years ended December 31, 1999 and 1998 and from the acquisition through December 31, 1997, respectively.

Pursuant to an option agreement executed simultaneously with the acquisition of Iacobucci, the Company has an option to acquire land from certain parties related to Iacobucci's vice presidents over a period of five years. In 1999, 1998 and 1997, the Company acquired 117, 169 and 14 of these lots, respectively, at a total cost of approximately $2.0 million, $5.8 million and $.4 million, respectively. The total purchase price of the remaining optioned lots will be approximately $7.1 million. (See Note 19 - Commitments and Contingencies.)

Pursuant to an agreement executed simultaneously with the acquisition of Brookstone, the Company purchases finished lots from an entity owned by the current Chief Operating Officer of the Company. During the years ended December 31, 1999, 1998 and 1997, the Company purchased 39, 66 and 18 lots for an aggregate purchase price of $1,147,000, $1,465,000 and $401,000, respectively.

A significant shareholder and director of the Company is a member of certain limited liability companies ("LLCs") established for the purpose of constructing and selling real estate. Christopher has been engaged as the manager for the projects, offering sales and marketing and construction expertise in exchange for fees. In addition, Christopher has entered into an agreement with the shareholder and director requiring him to share the profits from one of these LLCs with the Company.

Another significant shareholder and director of the Company is a member of an LLC which is engaged in developing lots. Genesee has placed a deposit of $790,000 with this LLC, in exchange for an option agreement to purchase lots from it.

The Company occasionally enters into lease agreements with related parties. (See
Note 15 - Leases.)

NOTE 15 - LEASES

The Company is obligated under various noncancelable operating leases for office facilities and equipment expiring at various times through 2006. Rental expense under these agreements amounted to approximately $5,595,000, $5,125,000 and $3,603,000 for the years ended December 31, 1999, 1998 and 1997, respectively. Included in this amount is rent paid to affiliated companies, under office, model home, and warehouse leases, totaling $904,000, $1,076,000, and $1,030,000 for the respective periods.

As of December 31, 1999, future minimum lease payments under noncancelable operating lease agreements are as follows (in thousands):

                        Year Ended
                       December 31,
                       ------------
                           2000                      $ 4,190
                           2001                        2,463
                           2002                        1,895
                           2003                        1,110
                           2004                          931
                        Thereafter                     2,012
                                                     -------
                                                     $12,601
                                                     =======

NOTE 16 - EMPLOYEE BENEFIT AND INCENTIVE PLANS

Bonus award plan

The Company has a bonus award plan under which directors, officers, employees and key consultants of the Company may be awarded cash or common stock based upon the satisfaction of specific performance criteria. The plan provides for the grant of up to 575,000 shares of common stock. No awards have been made under the plan as of December 31, 1999.

Profit sharing plan

The Company's profit sharing plan is a defined contribution plan qualified under the Internal Revenue Code. All employees who have completed one-half year of service with the Company may participate in the plan on the first day of the month after becoming eligible. A participant's interest in Company contributions are 100% vested after six year of credited service. Contributions to the plan are entirely within the discretion of the Company's Board of Directors and are determined annually. Company contributions to the plan were approximately $480,000, $49,000 and $0 for 1999, 1998 and 1997, respectively.

Stock purchase plan

The Board of Directors of the Company has approved a stock purchase plan under which 500,000 shares of the Company's common stock are reserved for issuance and sale to substantially all of the employees of the Company at 85% of market price of the stock on specified offering dates. The number of shares issued and the average price per share under this plan during the years ended December 31, 1999, 1998, and 1997 were 111,423 and $1.33, 23,234 and $3.72, and 3,419 and $3.97, respectively. At December 31, 1999, a total of 361,924 shares were available for issuance.

Stock incentive plan

The Company has a stock incentive plan under which non-employee directors, officers, key employees and consultants of the Company may be granted options to purchase up to 1,550,000 shares of the Company's common stock. The stock incentive plan also allows for the award of stock appreciation rights, restricted stock and deferred stock. As of December 31, 1999, no stock appreciation rights, restricted stock or deferred stock had been granted under this plan.

The stock options granted may be either nonqualified or incentive stock options although only employees of the Company may be granted incentive stock options. The option price shall not be less than the fair market value of the common stock on the date of grant; the option period shall not exceed ten years from the grant date. Options granted as of December 31, 1999 vest over various periods from immediately to over three years.

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

The fair value of each stock option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for stock options granted in 1999: expected volatility of 60%, risk-free interest rate of 5.7%, and an expected life of 5.84 years. The following weighted average assumptions were used for those options granted in 1998: expected volatility of 50%, risk-free interest rate of 5.0%, and an expected life of 5.82 years. The following weighted average assumptions were used for those options granted in 1997: expected volatility of 35%, risk-free interest rate of 6.0%, and an expected life of 7.68 years. In 1997, expected dividends were estimated at one cent per share in accordance with the Company's dividend policy. This policy was subsequently cancelled; therefore, no dividends were included in the 1998 or 1999 fair value calculation. This change does not have a material impact on the 1997 calculations. The weighted-average fair value of the stock options granted in 1999, 1998 and 1997 was approximately $.96, $2.86 and $2.78 per share, respectively. Under the model, the total value of stock options granted in 1999, 1998 and 1997 was approximately $175,000, $79,000 and $769,000 (including additional value for the repricing of 1996 grants), respectively. Had the Company determined the compensation cost for these plans in accordance with SFAS No. 123, the Company's resulting unaudited pro forma net income would have been approximately $8,179,000 and the resulting unaudited pro forma earnings per share would have been $.42 and, assuming dilution, $.37 for the year ended December 31, 1999. The Company's resulting unaudited pro forma net income would have been approximately $12,787,000 and the resulting unaudited pro forma earnings per share would have been $.46 and, assuming dilution, $.41 for the year ended December 31, 1998. The Company's resulting unaudited pro forma net income would have been approximately $7,915,000 and the resulting unaudited pro forma earnings per share would have been $.63 and, assuming dilution, $.59 for the year ended December 31, 1997.

Option activity is summarized as follows:

                                                          Shares                             Weighted
                                                         available            Number          average
                                                        for options          of shares     option price
                                                        -----------          ---------     ------------
                                                           >
Balance available at December 31, 1996                    232,200             342,800           6.00
Increase in shares available under the plan               550,000
Grants                                                   (230,895)            230,895           5.52
Cancellations                                              23,624             (23,624)          5.89
                                                        ---------             -------           ----
    December 31, 1997                                     574,929             550,071           5.75
Increase in shares available under the plan               425,000
Grants                                                    (27,500)             27,500           5.37
Cancellations                                              83,971             (83,971)          5.87
                                                        ---------             -------           ----
    December 31, 1998                                   1,056,400             493,600           5.77
Grants                                                   (181,000)            181,000           1.59
Cancellations                                             249,357            (249,357)          5.71
                                                        ---------             -------           ----
    December 31, 1999                                   1,124,757             425,243          $4.02

* In May 1997, the Board re-priced the 1996 grants from the Offering price of $9.00 to $6.00, the then-current market price of the Common Stock.

The following tables summarize information about options outstanding at December 31, 1999:

                                         Outstanding Options                   Exercisable Options
                                      Number              Remaining                          Weighted
              Range of            Outstanding at      Contractual Life                        Average
           Exercise Prices       December 31, 1999       (in years)          Exercisable  Exercise Price
           ---------------       -----------------       ----------          -----------  --------------

             $1.01 - $2.00              181,000              9.6               49,750           $1.57
             $5.01 - $5.5                74,043              3.8               72,643           $5.39
             $5.51 - $6.00              136,300              6.5              123,800           $5.98
             $6.01 - $6.25               33,900              7.3               28,900           $6.19
                                       --------              ---             --------            ----
                                        425,243              6.4              275,093           $5.05
                                        =======              ===              =======            ====

NOTE 17 - INCOME TAXES

The provision for income taxes consists of the following (in thousands):

                                                                             Year ended
                                                                             December 31,
                                                                   1999         1998         1997
                                                                   ----         ----         ----
                 Current:
                    Federal                                       $5,350       $7,638       $4,862
                    State                                          1,773        1,577          935
                                                                  ------       ------       ------
                                                                   7,123        9,215        5,797
                 Deferred:
                    Federal                                         (579)        (379)        (325)
                    State                                            (75)         (42)          (9)
                                                                  -------       -----      -------
                                                                    (654)        (421)        (334)

                 Total                                            $6,469       $8,794       $5,463
                                                                   =====        =====        =====

The provision for income taxes differs from the amount computed by applying the Federal income tax statutory rate of 35%, 35% and 34.25% for the years ended December 31, 1999, 1998 and 1997, respectively, as follows (in thousands):

                                                                   1999         1998         1997
                                                                   ----         ----         ----
                 Income tax computed at statutory rate            $5,161       $7,570       $4,768
                 State income taxes, net of Federal benefit        1,097          997          609
                 Other, net                                          211          227           86
                                                                  ------       ------       ------

                 Total                                            $6,469       $8,794       $5,463
                                                                  ======       ======       ======

                 Effective Rate                                    43.9%        40.7%        39.2%
                                                                  =====        ======       ======

Deferred tax assets (liabilities) arise due to the recognition of income and expense items for tax purposes in periods which differ from those used for financial statement purposes. At December 31, 1999 and 1998, the net deferred tax asset was comprised of the following (in thousands):

                                                                   1999         1998
                                                                   ----         ----
                 Deferred Tax Assets:
                 Warranty and other reserves                      $1,743       $1,074
                 Capitalized inventory                               365          163
                 Payroll accruals                                    119          103
                 Workers compensation accruals                       272          140
                 Deferred profit                                     245            0
                 Other                                                30           78
                                                                  ------        -----
                           Total gross deferred tax assets         2,774        1,558

                  Deferred Tax Liabilities:
                  Depreciation                                       (31)         (78)
                  Prepaid expenses                                  (331)         (10)
                  Amortization                                      (248)           0
                  Rebates                                            (40)           0
                                                                  ------        -----
                           Total gross deferred tax liabilities     (650)         (88)

                  Net deferred tax asset                          $2,124       $1,470
                                                                  ======       ======

Deferred tax assets are included with Prepaid expenses and other assets on the balance sheet. Deferred tax liabilities are included with Accrued expenses on the balance sheet.

Fortress and its wholly owned subsidiaries file a consolidated federal income tax return. The consolidated tax return of Fortress has not been selected for audit by the Internal Revenue Service since the Company's inception.

NOTE 18 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The financial instruments of the Company consist of accounts receivable, loans held for sale, due to and from related parties, accounts payable and construction liabilities and notes and mortgages payable. Mortgage loans held for sale to nonaffiliated investors of $20.2 million and $15.4 million at December 31, 1999 and 1998 are recorded in the aggregate at the lower of cost or market. The estimated fair value of $20.7 million and $15.6 million at December 31, 1999 and 1998 is based upon contractually established prices at which mortgage loans will be sold or, if loans are not committed for sale, at current market prices. The fair value of the Company's Senior Notes at December 31, 1999 and 1998, which are recorded at their carrying value of $100 million, was approximately $55 million and $105 million, based on quoted market prices. The fair value of the remainder of the financial instruments is equal to the recorded amounts due to the short-term nature of the instruments.

NOTE 19 - COMMITMENTS AND CONTINGENCIES

The Company believes that the homebuilding industry is subject to risks and uncertainties including 1) cyclical markets sensitive to changes in general and local economic conditions; 2) volatility of interest rates, which may affect homebuilding demand and credit availability; 3) seasonal and weather-related factors; 4) significant fluctuations on building material prices, finished lots and subcontracted labor; 5) counterparty non-performance risk associated with performance bonds; and 6) environmental regulations.

In the ordinary course of business, the Company enters into option agreements to purchase land. As of December 31, 1999, the Company had approximately $10.0 million in deposits outstanding to acquire land with an aggregate purchase price of approximately $301.0 million.

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

At December 31, 1999 and 1998, the Company had mandatory or best efforts delivery commitments to cover all of the Company's loans held for sale. As of December 31, 1999 and 1998, the Company had commitments to originate loans (pipeline) in the amount of $107,542,593 and $93,925,540; which will sell at the prevailing market rates at the time of closing.

Commitments related to future draws of construction loans of $4,143,761 were outstanding as of December 31, 1998. Of the $1,661,766 in construction loan draws funded at December 31, 1998, $671,207 of the draws related to loans that were committed to be sold at the completion of the home. The remaining $990,559 of the draws related to loans committed for sale, had interest rates of prime plus 1.5% and were due and payable at the completion of the home.

NOTE 20 - SUBSEQUENT EVENTS

Proposed reverse stock split

On March 16, 2000, the Company's stockholders approved a charter amendment authorizing the board to implement a reverse stock split of the Company's common stock, at any time up to March 15, 2001, at a ratio not to exceed 1 for 5. This reverse split has not been implemented as of March 29, 2000.