Form 10-Q
period 2000-03-31
FORTRESS GROUP INC
filed 2000-05-15
CIK 1010607

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

                 For the Quarterly Period Ended: March 31, 2000

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

         As of May 12, 2000 there were outstanding 12,278,097 shares of common stock, par value $.01, of the registrant.

================================================================================

                            THE FORTRESS GROUP, INC.

                          QUARTER ENDED March 31, 2000



                                      INDEX
                                                                            PAGE
                                                                            ----

PART I - FINANCIAL INFORMATION

   Item 1.

           The Fortress Group, Inc.
                    Consolidated Balance Sheets (unaudited)                    3
                    Consolidated Statements of Operations
                      (unaudited)                                              4
                    Consolidated Statements of Cash Flows
                      (unaudited)                                              5
                    Condensed Notes to Consolidated Financial Statements
                      (unaudited)                                              6



   Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations                      12


PART II - OTHER INFORMATION

   Item 2. Changes in Securities                                              17
   Item 4. Submission of matters to a vote of Security Holders                17

   Item 6. Exhibits and Reports on Form 8-K.                                  17
             (a)     Exhibits.
             (b)     Reports on Form 8-K.


PART III -

SIGNATURES                                                                    18

EXHIBIT INDEX                                                                 19

                            THE FORTRESS GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)


                                                                           March 31,       December 31,
                                                                             2000             1999
                                                                             ----             ----
                                                                         (unaudited)

                                     ASSETS

Cash and cash equivalents                                                 $ 10,817            $ 17,526
Accounts and notes receivable                                               13,551              12,748
Real estate inventories                                                    342,163             328,513
Mortgage loans                                                              18,286              20,229
Investments in land partnerships                                             1,432               1,518
Property and equipment, net                                                 11,556              12,392
Prepaid expenses and other assets                                           22,062              22,803
Goodwill, net                                                               34,816              35,452
                                                                          --------            --------

      Total assets                                                        $454,683            $451,181
                                                                          ========            ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued construction liabilities                     $ 31,067            $ 38,915
Notes and mortgages payable                                                313,028             301,658
Accrued expenses                                                            19,557              18,905
Customer deposits                                                           11,284              10,530
                                                                          --------            --------

      Total liabilities                                                    374,936             370,008
                                                                          --------            --------

Minority interest                                                               79                  79
Obligation under Preferred Stock Redemption Agreement (See Note 6)           1,421               1,421

Shareholders' equity
     Preferred stock, all classes and series, $.01 par value, 1 million          1                   1
       authorized (See Note 6 )
     Common stock, $.01 par value, 99 million authorized,
       12,543,197 and 12,496,260 issued, respectively                          125                 125
     Additional paid-in capital                                             52,916              54,308
     Retained earnings                                                      26,426              26,460
     Treasury stock, at cost, 265,100 shares                                (1,221)             (1,221)
                                                                          --------            --------

      Total shareholders' equity                                            78,247              79,673
                                                                          --------            --------
      Total liabilities and shareholders' equity                          $454,683            $451,181
                                                                          ========            ========


   The accompanying notes are an integral part of these financial statements.

                            THE FORTRESS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           (Unaudited, dollars in thousands, except per share amounts)

                                                           For the Three      For the Three
                                                            Months Ended      Months Ended
                                                           March 31, 2000    March 31, 1999
                                                           --------------    --------------

TOTAL REVENUES                                                $  143,147        $  150,724
                                                              ----------        ----------

HOMEBUILDING:
    Residential sales                                         $  139,721        $  148,267
    Lot sales and other                                            2,039             1,073
                                                              ----------        ----------
          Homebuilding revenues                                  141,760           149,340
    Cost of sales                                                121,498           127,712
                                                              ----------        ----------
          Gross profit                                            20,262            21,628
    Selling                                                        9,742            10,569
    General and administrative                                     8,371             8,801
    Special charges                                                    0             1,270
    Goodwill amortization                                            636               780
                                                              ----------        ----------
          Net operating income                                     1,513               208
                                                              ----------        ----------
    Other expense (income):
       Interest expense                                              974             1,145
       Interest (income)                                            (178)             (109)
       Other, net                                                   (330)             (701)
                                                              ----------        ----------

    Homebuilding income/(loss) before taxes                        1,047              (127)

FINANCIAL SERVICES:
    Operating revenues                                             1,387             1,384
    General, administrative and other expenses                     1,286             1,310
    Interest expense                                                 312               242
    Interest (income)                                               (237)             (205)
                                                              ----------        ----------

    Financial Services income before taxes                            26                37

Loss on sale of Landmark Homes (see Note 8)                       (2,900)

Total income/(loss) before taxes                                   1,073            (2,990)
Provision/(benefit) for income taxes                                 440            (1,046)
                                                              ----------        ----------

Net income/(loss)                                             $      633        $   (1,944)
                                                              ==========        ==========

Loss applicable to common shareholders, basic                 $      (34)       $   (2,973)
                                                              ==========        ==========

Loss applicable to common shareholders, diluted               $      (34)       $   (2,973)
                                                              ==========        ==========

NET INCOME PER SHARE DATA (See Note 7):

    Net (loss) per share, basic and diluted                   $    (0.00)       $    (0.25)
                                                              ==========        ==========

    Weighted average shares outstanding, basic and diluted    12,233,739        11,950,920
                                                              ==========        ==========




   The accompanying notes are an integral part of these financial statements.

                            THE FORTRESS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)

                                                                For the Three      For the Three
                                                                 Months Ended       Months Ended
                                                                March 31, 2000     March 31, 1999
                                                                --------------     --------------
Cash flows from operating activities
   Net income/(loss)                                               $     633        $  (1,944)
  Adjustments to reconcile net income to net cash (used in)/
    provided by operating activities:
       Depreciation and amortization                                   2,136            2,881
       Special charges                                                     0            1,270
       (Gain) on sale of investment in land partnerships                   0             (247)
       Loss on sale of Landmark Homes                                      0            2,900
       Loss on sale of property and equipment                              7               23
       Changes in operating assets and liabilities
         Accounts and notes receivable                                  (803)            (913)
         Real estate inventories                                     (13,507)         (28,409)
         Land held for resale                                              0              (33)
         Mortgage loans                                                1,943             (991)
         Prepaid expenses and other assets                               741             (401)
         Accounts payable and accrued construction liabilities        (7,848)          (2,146)
         Accrued expenses                                              2,572              468
         Customer deposits                                               754            3,626
                                                                   ---------        ---------
          Net cash (used in) operating activities                    (13,372)         (23,916)
                                                                   ---------        ---------

Cash flows from investing activities
   Proceeds from sale of Landmark Homes, net of cash sold                  0            3,078
   Payment of contingent consideration                                (3,319)          (2,372)
   Purchase of property and equipment                                   (597)          (2,214)
   Proceeds from sale of property and equipment                           63               21
   Change in investment in land partnerships                              86             (422)
                                                                   ---------        ---------
          Net cash (used in) investing activities                     (3,767)          (1,909)
                                                                   ---------        ---------

Cash flows from financing activities
   Borrowings under notes and mortgages payable                      156,075          160,949
   Repayment of notes and mortgages payable                         (144,985)        (135,558)
   Borrowings from related parties                                        15                0
    Repayment of related party borrowings                                (63)            (254)
   Conversion of preferred stock                                           0           (1,693)
   Other (net)                                                            29             (169)
   Preferred dividends                                                  (641)          (1,600)
                                                                   ---------        ---------
          Net cash provided by financing activities                   10,430           21,675
                                                                   ---------        ---------

Net (decrease) in cash and cash equivalents                           (6,709)          (4,150)
Cash and cash equivalents, beginning of period                        17,526           23,102
                                                                   ---------        ---------

Cash and cash equivalents, end of period                           $  10,817        $  18,952
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

Fortress began operations simultaneous with the closing of its initial public offering on May 21, 1996 (the "Offering"), and the acquisition of four homebuilding companies. Currently, the Company operates under the following names in fifteen different markets:

    Homebuilder                                      Market(s)
    Brookstone Homes ("Brookstone")                  Janesville, Madison, and Milwaukee Wisconsin
    Christopher Homes ("Christopher")                Las Vegas, Nevada
    Fortress Homes and Communities of Florida        Jacksonville, Florida
    ("Fortress Florida")
    Don Galloway Homes ("Galloway")                  Charlotte, North Carolina and Charleston, South Carolina
    The Genesee Company ("Genesee")                  Denver and Fort Collins, Colorado and Tucson, Arizona
    Iacobucci Homes ("Iacobucci")                    Philadelphia, Pennsylvania and Atlantic City, New Jersey
    Quail Homes ("Quail")                            Portland, Oregon
    Sunstar Homes ("Sunstar")                        Raleigh-Durham, North Carolina
    Whittaker Homes ("Whittaker")                    St. Louis, Missouri
    Wilshire Homes ("Wilshire")                      Austin and San Antonio, Texas

Beginning in the first quarter of 1999, the Company took steps to exit or reposition itself in the following markets:

    Homebuilder                                     Action                     Market(s) exited
    Landmark Homes ("Landmark")                     Sold assets, March         Wilmington, North Carolina and Myrtle
                                                    1999                       Beach, South Carolina
    Buffington Homes ("Buffington")                 Merged with Wilshire,      Exited certain communities in Austin
                                                    Buffington name            and San Antonio, Texas
                                                    discontinued, first
                                                    quarter 1999
    WestBrook Homes ("WestBrook")                   Liquidated operation       Loudoun County, Virginia
                                                    throughout 1999

In January 1997, Fortress formed Fortress Mortgage, Inc. ("Fortress Mortgage"), a wholly-owned subsidiary, to provide a mortgage lending source to the Company's builder subsidiaries. Fortress Mortgage is licensed as a mortgage banker in Arizona, Alaska, California, Colorado, Florida, Missouri, Nevada, North Carolina, Oregon, Pennsylvania, South Carolina, Texas, Virginia, Washington and Wisconsin.

The accompanying consolidated financial statements of Fortress have been prepared by the Company. Certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States have been condensed or omitted. The Company believes the disclosures made are adequate to make the information presented not misleading. However, the financial statements should be read in conjunction with the financial statements of the Company and notes thereto included in the 1999 Annual Report on Form 10-K.

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


NOTE 3 - REAL ESTATE INVENTORIES

Real estate inventories are summarized as follows (in thousands):


                                                   March 31,      December 31,
                                                     2000            1999
                                                     ----            ----
                                                 (unaudited)
     Work-in-progress
      Sold homes                                   $129,389        $100,759
      Speculative                                    66,860          70,228
                                                   --------        --------
          Total work-in-progress                    196,249         170,987

     Land
      Finished lots                                  75,800         105,432
      Land under development                         38,230          22,420
      Unimproved land held for development           16,006          13,924
                                                   --------        --------
          Total land                                130,036         141,776

     Lumber yard inventory                            2,742           2,404
     Model homes                                     13,136          13,346
                                                   --------        --------

                                                   $342,163        $328,513
                                                   ========        ========


NOTE 4 - INTEREST

Information regarding interest is as follows (in thousands):

                                                              For the Three Months Ended March 31,
                                                              ------------------------------------
                                                                     2000             1999
                                                                     ----             ----
                                                                  (unaudited)      (unaudited)
     During the periods:

      Interest incurred                                           $  8,447          $  8,117
      Interest capitalized                                          (7,161)           (6,730)
      Relief of previously capitalized interest                      5,747             5,678
                                                                  --------          --------
       Total interest expensed in statement of operations         $  7,033          $  7,065
                                                                  ========          ========

     At the end of the periods:
      Capitalized interest in ending inventory                    $ 24,495          $ 24,162
                                                                  ========          ========

NOTE 5 - NOTES AND MORTGAGES PAYABLE

Notes and mortgages payable consist of the following (in thousands):

                                                                   March 31,      December 31,
                                                                     2000             1999
                                                                     ----             ----
                                                                  (unaudited)

    13.75% Senior Notes due 2003                                  $100,000          $100,000
    Project specific land, land development and
        construction loans                                         196,825           183,298
    Mortgage warehouse lines of credit                              17,144            19,242
    Other loans                                                      2,511             2,850
                                                                  --------          --------
                                                                   316,480           305,390
    Less: Unamortized debt issuance costs                           (3,452)           (3,732)
                                                                  --------          --------
                                                                  $313,028          $301,658
                                                                  ========          ========

The Company pays interest on the Senior Notes in arrears on May 15 and November 15 of each year at the rate of 13.75% per annum. The Senior Notes may not be redeemed at any time prior to maturity. The Senior Notes are unsecured and rank pari passu with, or senior in right of payment to, all other existing and future unsecured indebtedness of the Company. The Senior Notes, however, are effectively subordinated to secured debt of the Company to the extent of any collateral, as well as to the Company's subsidiaries indebtedness. The Company is required to maintain a consolidated tangible net worth of at least $15 million and other financial covenants, as defined, in the Senior Note Indenture. The Company was in compliance with all financial covenants at March 31, 2000.

In addition, the Senior Note Indenture restricts certain payments including dividends and repurchase or redemptions of stock. As of March 31, 2000, the Company had in excess of $8 million available for such payments. However, the Company may make payments such as those described above from cash generated from subsidiaries or other assets designated as "unrestricted" as defined in the Senior Note Indenture.

The loan agreements for project specific land, land development and construction loans are secured by a lien on the applicable residential development project or a specific unit under construction. Repayment of the loans are generally due upon sale of the collateral property. The loans bear interest at annual variable rates ranging primarily from .0625% below to 0.75% over prime rate and fixed rates primarily at 8.0%. Certain of the subsidiary credit facilities contain covenants that limit the Company's overall ratio of debt to tangible net worth, and other covenants including minimum tangible net worth, current ratio and interest coverage. In addition, many of the credit facilities include similar covenants at the subsidiary level. The Company and its subsidiaries were in compliance with all such covenants as of March 31, 2000.

The Company's mortgage subsidiary has two lines of credit outstanding for the purpose of originating loans. The lines of credit are secured by the mortgage loans held for sale and are repaid upon sale of the mortgage loans. These lines bear interest at variable rates ranging from 1.0% over the Eurodollar rate to 2.0% over the Fed Funds rate based on the type of loan and lending requirements. The aggregate commitment available under these lines at March 31, 2000 was $35,000,000.

One of the Company's subsidiaries has a line of credit for the purpose of purchasing lumber yard inventory. The line of credit matures October 1, 2001 and bears interest at prime minus 1/2%. At March 31, 2000, the total commitment available is $2 million with $1.65 million outstanding. This outstanding portion is included in "other loans" above. The remainder of "other loans" consists primarily of debt financed corporate insurance policies which bear interest at rates ranging from 6.6% to 7.3%.

NOTE 6 - CONVERTIBLE PREFERRED STOCK

The Company has authorized 1 million shares of $.01 par value preferred stock. The following are the Company's classes and series of preferred stock, amounts designated, and amounts outstanding at March 31, 2000 and December 31, 1999:

     Class AA cumulative convertible (rate of 12% per annum decreased to 6% on
          March 6, 1998), 53,333 designated, 0 issued and outstanding
     Class AAA cumulative convertible (rate of 9% per annum), 40,000 designated, 28,500 issued and outstanding ($28.5 million aggregate liquidation preference)
     Series A 11% cumulative convertible, 20,000 designated, 0 issued and outstanding
     Series B convertible, 40,000 designated, 0 issued and outstanding
     Series C convertible, 70,000 designated, 4,284 and 18,493, respectively, issuable (see below)
     Series D convertible, 67,500 designated, 30,000 issued and outstanding
          ($3,000,000 aggregate liquidation preference)
     Series E convertible, 50,000 designated, 17,443 issued and outstanding
          ($1,744,300 aggregate liquidation preference)
     Series F convertible, 5,000 designated, 0 issued and outstanding

Under a Restructuring Agreement dated December 31, 1998 between the Company and Prometheus Homebuilders LLC ("Prometheus"), the Company agreed to issue to Prometheus 40,000 shares of Class AAA Redeemable Convertible Preferred Stock having an initial liquidation value of $40,000,000 in exchange for the outstanding 40,000 shares of Class AA Convertible Preferred Stock having a liquidation value of $40,000,000 held by Prometheus. This exchange was effective February 4, 1999.

The Company has the right to redeem the Class AAA preferred stock at any time until December 31, 2000 for its liquidation value plus dividends that, when combined with dividends previously paid on the Class AA preferred stock and subsequent dividend payments on the Class AAA preferred stock, will provide a 20% annual return from the inception of Prometheus' investment in the Company. Any redemption of the Class AAA preferred stock is subject to compliance with the Company's Senior Note Indenture, which restricts the amount of stock redemptions or repurchases. As of March 31, 2000, the Company has redeemed $11.5 million in Class AAA preferred stock.

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

                  Issue Price ($)                           Warrants
                  ---------------                           --------
                                                   $40 million            $28.5 million
                                          liquidation value at     liquidation value as
                                                      issuance       of  March 31, 2000

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

The number of shares into which each Supplemental Warrant may be exercisable will also be subject to certain customary anti-dilution adjustments. The exercisability of the Supplemental Warrants would also be subject to a revenue test, which provides that the Supplemental Warrants may not be exercised unless the Company's consolidated revenues for the most recent 16 full fiscal quarters exceeds $2,429,190,500. The revenue test is subject to adjustment for the sale of any Company subsidiary. As of March 31, 2000, for purposes of the revenue test, the Company's cumulative consolidated revenues for the most recent sixteen quarters was $2,244,756,000. In addition, the Company is required to maintain a minimum annualized revenue amount of $625 million for the four quarters tested, which is adjusted to $590 million for the four quarter period ended March 31, 2001 and June 30, 2001. The minimum annualized revenue is subject to further adjustment for the sale of Company subsidiaries.

In addition, should the Company elect to redeem all or a portion of the Class AAA preferred stock, the Company will then be obligated under a "make-whole" provision relating to Prometheus' common stock investment of 898,845 shares of common stock which was purchased upon the second closing of the Class AA preferred stock. The Company is obligated to arrange for the sale of Prometheus' common stock at any time during the period from November 15, 2000 to February 15, 2001 and deliver cash proceeds, provided that such proceeds result in Prometheus receiving no less than $5.50 per share. The number of shares the Company would be obligated to sell is pro-rata based on the percentage of the Class AAA redeemed. As of March 31, 2000, the Company is obligated to sell 258,418 shares of Prometheus' common stock.

The Series C preferred stock (4,284 shares as of March 31, 2000) has been treated as outstanding for the purpose of calculation earnings per share; however, it will only be legally outstanding upon issuance.

Please refer to the Company's financial statements as reported on Form 10-K for the year ended December 31, 1999 (Note 9-Shareholders' Equity) for further information on the classes and terms of preferred stocks and warrants.


NOTE 7 - (LOSS)  PER SHARE

The following table reconciles the numerators (income) and the denominators (shares) of the basic and diluted per-share computations (dollars in thousands):

                                                                     For the three months ended
                                                                             March 31,
                                                                         2000            1999
                                                                         ----            ----

       Net income/(loss)                                              $      633      $   (1,944)
       Less preferred stock dividends                                       (667)         (1,029)
                                                                      ----------      ----------

       (Loss) applicable to common shareholders                       $      (34)     $   (2,973)
                                                                      ==========      ==========


       Basic EPS

       (Loss) applicable to common shareholders                       $      (34)     $   (2,973)
       Weighted average number of common shares outstanding           12,233,739      11,950,920

       Basic (loss) per share                                         $    (0.00)     $    (0.25)
                                                                      ==========      ==========

       Diluted EPS

       (Loss) applicable to common shareholders, basic                $      (34)     $   (2,973)

       Plus preferred stock dividends                                          0               0
                                                                      ----------      ----------

       (Loss) applicable to common shareholders, diluted              $      (34)     $   (2,973)
                                                                      ==========      ==========


       Weighted average number of common shares outstanding           12,233,739      11,950,920
       Effect of dilutive securities:
            Preferred stock                                                    0               0
            Options                                                            0               0
                                                                      ----------      ----------
       Weighted avg. number of common shares outstanding, diluted     12,233,739      11,950,920
                                                                      ==========      ==========

       Diluted (loss) per share                                       $    (0.00)     $    (0.25)
                                                                      ==========      ==========

The Company's intention upon conversion or redemption (as the case may be) of Series C, D, and E preferred stock (See Note 9-Shareholders' Equity Form 10-K) is to issue Common Stock on the basis of the 10-for-1 conversion ratio contemplated in the respective agreements and to pay cash for the difference between the $100 liquidation value per share and the market value of the Common Stock converted at 10-for-1. Accordingly, the Company would normally include in its calculation of earnings per share additional shares of common stock to be issued under the "if converted" method at the 10-for-1 conversion ratio.

However, given the loss available to common shareholders for the three months ended March 31, 2000 and 1999, no common stock equivalents of the Company's various classes of preferred stock were included in the computation of diluted earnings per share because the effect of adding back the related dividends and weighted average common shares would be antidilutive. The following shares were not included in the computation of diluted EPS:

                          Outstanding at     Convertible into        Potential Common
                             March 31,      Common Shares as of     Stock outstanding,
                             ---------           March 31,             three months
                                                 ---------            ended March 31,
                                                                      ---------------
                           2000      1999        2000       1999        2000         1999
                           ----      ----        ----       ----        ----         ----

         Class/ Series
         Class AA              0        0           0          0           0    7,555,500
         Class AAA        28,500   40,000   4,750,000  6,666,667   4,750,000    4,148,167
         Series C          4,284   18,493      42,840    184,930     150,580      356,590
         Series D         30,000   45,000     300,000    450,000     300,000      450,000
         Series E         17,443   19,381     174,430    193,810     174,430      193,810
         Series F              0    5,000           0     50,000           0       16,670


NOTE 8 - SALE OF ASSETS AND SPECIAL CHARGES

On March 26, 1999, the Company sold the assets of Landmark and realized a loss of $2.9 million. As of the disposition date, Landmark had total assets of approximately $11.3 million, which included unrecovered goodwill of approximately $3.0 million. The total selling price was approximately $8.3 million.

Included in operating expenses for the three months ended March 31, 1999 were special charges totaling $1,270,000 related to the restructuring and phasing out of two of the Company's other operating subsidiaries. The Company's Wilshire division (formerly operating as Buffington) decided to exit certain communities and accrued restructuring charges of approximately $480,000. In addition, the Company recorded charges of approximately $790,000 (including $294,000 in unrecovered goodwill), as a result of its decision to wind down the operations of its WestBrook division. As of the end of 1999, substantially all of the restructuring costs accrued in the first quarter of 1999 had been paid and charged against the liability established as of March 31, 1999.

NOTE 9 - SUBSEQUENT EVENTS

On April 14, 2000 the Company dismissed PricewaterhouseCoopers LLP as its independent accountants and appointed Ernst and Young LLP. The Company filed a Current Report on Form 8-K on April 19, 2000 to report these transactions.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following table sets forth for the periods indicated certain items of the Company's consolidated results of operations and those results as a percentage of the Company's total revenues and its segment revenues:
 (dollars expressed in thousands)

                                    For the Three Months          For the Three Months
                                    Ended Mar. 31, 2000           Ended Mar. 31, 1999
                                    -------------------           -------------------
                                               % of      % of                % of      % of
                                              Total   Segment               Total   Segment
                                              -----   -------               -----   -------
Total revenues                  $143,147     100.0%            $150,724    100.0%
Homebuilding revenues            141,760      99.0%    100.0%   149,340     99.1%    100.0%
Gross profit                      20,262      14.2%     14.3%    21,628     14.3%     14.5%
Operating expenses (incl.
amortization & restructuring)     18,749      13.1%     13.2%    21,420     14.2%     14.3%
Homebuilding pre-tax income        1,047        .7%       .7%     (127)      -.1%      -.1%
Mortgage revenues                  1,387       1.0%    100.0%     1,384      0.9%    100.0%
Mortgage expenses                  1,361       1.0%     98.1%     1,347      0.9%     97.3%

Mortgage pre-tax income               26         0%      1.9%        37        0%      2.7%
Loss on Sale of Landmark Homes         0         0%        0%   (2,900)     -1.9%
Pre-tax income                     1,073        .7%             (2,990)     -2.0%

Consolidated Results of Operations

Comparison of the Company's Results of Operations for the Three Months Ended March 31, 2000 and 1999.

Homebuilding Operations
General

                              New Orders, Net           Closings              Backlog
                              ---------------           --------              -------
                            Three months ended   Three months ended       As of March 31,
                                 March 31,            March 31,
                                 2000      1999      2000        1999      2000      1999
                                 ----      ----      ----        ----      ----      ----
    State
    Arizona                        35        14        12          30        28        18
    Colorado                      111       103        52          63       263       223
    Florida                       179       302       188         162       288       439
    Missouri                      124       128        77         124       143       192
    Nevada                         28        44        32          16        77       114
    New Jersey                     15         0         5           0        20         0
    North Carolina                153       206       100         154       208       295
    Oregon/Washington              33        31        20          26        27        18
    Pennsylvania                   41        34        23          39        57        48
    South Carolina                 27        35        25          31        77        85
    Texas                         167       190       165         202       237       288
    Virginia                        1        10         2           8         0        19
    Wisconsin                      56        66        23          44        74        83
                                  ---     -----       ---         ---     -----     -----

             Total                970     1,163       724         899     1,499     1,822

The Company achieved net new orders of 970 homes for the three months ended March 31, 2000, compared to 1,163 homes for the same period of 1999, a decrease of 16.6%. 5.4% of this decline is attributable to the disposition of a number of the Company's operations (See Note 8 - Sale of Assets and Special Charges). The remaining decline, associated with the Company's ongoing operations (969 new orders for the first quarter of 2000 versus 1,091 new orders for the same period of 1999), is primarily due to decreased new orders in its Jacksonville division. This division, which serves the first time buyer segment of the market, experienced strong first quarter 1999 new orders, and the decline from 1999 to 2000 is attributed to softer demand which we believe was primarily caused by increases in mortgage interest rates. Excluding Jacksonville, new orders for the Company's other ongoing operations were relatively unchanged on an aggregate basis, with increases in the Denver, Tucson and Philadelphia operations offsetting declines in several other markets. Although the Company has experienced a decline of buyer demand in its North Carolina operations, it also has encountered third party developer delays in which certain new communities and new phases of existing communities did not open for sale as planned.

The Company has a combined backlog of 1,499 homes, with a dollar value of $322.2 million at March 31, 2000, as compared to 1,822 homes, with a dollar value of $359.8 million at March 31, 1999. This represents a 17.7% decrease in backlog units and a 10.4% decrease in backlog value. 3.5% of the decrease in units and 3.3% of the decrease in dollar value is the result of the dispositions previously discussed, with declines in new orders from ongoing operations over the past several quarters accounting for the remainder. The average price of a home in backlog increased from $197,400 to $214,900 from March 31, 1999 to March 31, 2000, an increase of 8.8%.

Revenues

Homebuilding revenues for the first quarter of 2000 were $141.8 million, as compared to $149.3 million for the same period of 1999, representing a decrease of 5.1%. After accounting for dispositions discussed previously, revenue from ongoing operations increased from $134.6 million to $140.8 million. While these ongoing operations generated fewer home closings in the first quarter of 2000
(722) versus the first quarter of 1999 (796), increases in the average price of a home closed increased from $167,800 to $192,300 to more than offset the decline in unit closings. This large increase in average price was attributable mainly to a large quarter over quarter increase in closings and revenue at the Company's Las Vegas division, which skewed the Company's average price significantly upward in the first quarter of 2000, a trend the Company expects to continue throughout the year. However, in the second half of 2000, as closing volume increases elsewhere throughout the Company, the Las Vegas division is expected to have a less significant impact on the overall results of the Company.

Gross Profit

Gross profit for the quarter ended March 31, 2000 was $20.3 million, as compared to $21.6 million for the comparable period of 1999. As discussed in the revenue section above, the Company's Las Vegas division contributed significantly to the volume increases quarter over quarter for ongoing operations. However, the Company's gross profit margins continue to be adversely affected by reduced margin levels in Las Vegas. As noted previously, the Las Vegas division is expected to have a less significant impact on the Company's overall gross profit margins in the latter part of 2000. Excluding the results of the Las Vegas division from both periods, gross profit margins increased from 14.8% during the first quarter of 1999 to 15.7% during the first quarter of 2000.

Operating Expenses

Operating expenses (including selling, general and administrative, special charges, and goodwill amortization) for the quarters ended March 31, 2000 and 1999 were $18.7 million (13.2% of revenue) and $21.4 million (14.3% of revenue), respectively. The Company recognized $1.3 million in special charges during the quarter ended March 31, 1999 pertaining to restructuring costs associated with several of its subsidiaries (See Note 8 - Sale of Assets and Special Charges). Excluding the impact of these charges, total operating expenses for the three months ended March 31, 2000 and 1999 would have been $18.7 million (13.2% of revenue) and $20.2 million (13.5% of revenue), respectively

During the second quarter of 2000, the Company anticipates increases in selling and marketing expenses in an effort to to generate increased buyer demand, and in general and administrative expenses in anticipation of higher future closing volume. These higher operating expense levels will precede any revenue increases attributable to these efforts, and thus are expected to have a negative impact on operating expenses as a percentage of revenue for the quarter. However, this trend is expected to reverse in the second half of the year, as these operating expenses are expected to be absorbed by higher gross profits.

Selling expenses decreased to $9.7 million (6.9% of homebuilding revenue) for the quarter ended March 31, 2000, as compared to $10.6 million (7.1% of homebuilding revenue) for the same period of 1999. The decrease in absolute dollar amounts quarter over quarter was primarily due to previously discussed dispositions.

General and administrative expenses decreased to $8.4 million for the quarter ended March 31, 2000, as compared to $8.8 million for the same period of 1999, once again due primarily to dispositions. General and administrative costs as a percentage of homebuilding revenue remained unchanged at 5.9%. Additionally, in February 2000, the Company reorganized the personnel of its Las Vegas operations and reduced its payroll costs in excess of $1.0 million on an annualized basis. Due to severance payments, this action did not have a significant impact on the first quarter of 2000, but is expected to reduce the Las Vegas operations' overhead in future quarters.

Homebuilding Pretax

Homebuilding pretax income for the first quarter of 2000 was $1.0 million, as compared to a loss of $127,000 for the first quarter of 1999. Excluding the impact of special charges taken during the first quarter of 1999 as previously noted, homebuilding pretax income for that period would have been $1.1 million. Reduced volume in 2000 due to the Company's dispositions was the primary reason for the slight decline in earnings before special charges.

Financial Services Operations

Fortress Mortgage's results for the first quarter of 2000 remained essentially unchanged from the same period of 1999. Revenue was approximately $1.4 million for both periods, and pretax income was $26,000 for the first quarter of 2000 versus $37,000 for the comparable period of 1999.

Improving capture rates (the percentage of the Company's home closings financed by loans originated by the Fortress Mortgage) allowed Fortress Mortgage to obtain relatively flat operating results despite the decreased volume level of the Company's homebuilding segment noted previously. The capture rates for the markets served by the mortgage company for the three months ended March 31, 2000 and 1999 were 56.3% and 33.6%, respectively. The capture rate of homes in backlog at March 31, 2000 is 61.4%. Currently, Fortress Mortgage serves all of the Company's homebuilding markets with the exception of Las Vegas, Philadelphia, Atlantic City and Charleston.

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

Net Income

Due to the previously described factors and the income tax effect thereof, net income for the three months ended March 31, 2000 was $633,000, as compared to a loss of $1.9 million in the same period of 1999. Excluding the impact of the sale of Landmark Homes and special charges noted above, net income for the three months ended March 31, 1999 would have been approximately $700,000.

Earnings per common share for the quarter ended March 31, 2000 was $0.00, on both a basic and diluted basis. For the comparable period of 1999, loss per share was $0.25. Excluding the impact of special charges and the sale of Landmark, the Company's loss per share would have been $0.03 for the three months ended March 31, 1999. Decreased preferred dividends, resulting from redemptions of the Company's Class AAA preferred stock during 1999 had a positive impact on the Company's earnings per common share in the first quarter of 2000 as compared to 1999.

Earnings before interest, taxes, depreciation and amortization (EBITDA) increased to $9.8 million (6.9% of revenue) for the three months ended March 31, 2000, as compared to $9.6 million (6.4% of revenue) for the same period in 1999. EBITDA is provided as a supplemental measurement of the Company's operating performance. EBITDA does not represent cash flows from operations as defined by GAAP and should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. In addition, EBITDA measures presented by the Company may not be comparable to other similarly titled measures of other companies.

Liquidity and Capital Resources

The Company's operating activities involve several components, principally home construction, land development, and mortgage loan origination for home purchasers. During the three months ended March 31, 2000, the Company's operating activities, taken in the aggregate, utilized approximately $13.4 million of cash. This cash utilization was primarily the result of increases in inventories of approximately $13.5 million, which is consistent with the Company's growth in its backlog since year end and the seasonal nature of the homebuilding industry. In addition, accounts payable were reduced by approximately $7.8 million. A significant volume of closings occurred during the last several days of 1999 with much of the related costs being paid during the first quarter of 2000 and charged against the reserves established for them at December 31, 1999.

The Company's investing activities utilized approximately $3.8 million in cash, primarily due to additional consideration of approximately $3.3 million paid under the earnout provisions of prior period acquisitions. In addition, purchases of property and equipment totaled $.6 million.

Financing activities provided $10.4 million of cash flow. Net borrowings under notes and mortgages payable of $11.1 million were used to finance the buildup of inventory discussed in the cash flows from the operating paragraph above. Offsetting these net borrowing was $.6 million for the payment of preferred dividends.

The Company regularly refinances existing loan agreements and executes new loan agreements. Approximately $485 million of secured financing commitments were in place at the subsidiary level at March 31, 2000. Under these credit facilities, the Company has borrowed $213 million at March 31, 2000. The total amount available under these commitments varies based on individual loan covenants and inventory levels.

Management believes that funds available through the existing credit facilities coupled with the cash on hand and cash generated through operations will be adequate for the anticipated cash needs of its current operations for the foreseeable future. As of March 31, 2000 the Company had cash and cash equivalents on hand of $10.8 million.

At March 31, 2000, the Company had 5,270 lots in inventory beyond those already in backlog. This represents, in aggregate, an estimated seventeen-month supply of land based on sales absorption rates for the first quarter of 2000. One of the Company's operating strategies is to keep a relatively low supply of finished lots and lots under development in order to manage and minimize risk associated with land ownership. The Company utilizes land options and investments in land limited partnerships as methods of controlling and subsequently acquiring land. In markets where lot options are not readily available to meet its needs, the Company is pursuing additional off-balance sheet arrangements to reduce its economic risk and grow its liquidity. The Company plans to continue these practices and expects to exercise, subject to market conditions, substantially all of its option contracts. At March 31, 2000, the Company had an additional 9,880 lots under option representing approximately a 33-month supply of land based on the same absorption rates as above.

Year 2000

The Company assessed its computer systems and other business equipment during 1998 and 1999 to determine if they would be able to accurately process certain data before, during or after January 1, 2000. The Company completed the testing of its various systems and equipment during the fourth quarter of 1999 and made inquiries as to whether third parties with which the Company has a material relationship are Y2K compliant. To date the Company has experienced no adverse effects from Y2K related issues.

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

PART II - OTHER INFORMATION

Item 2. Changes in Securities

On March 10, 2000, the Company, pursuant to the previously reported terms of the asset purchase agreement between the Company, D.W. Hutson Construction, Inc. ("Hutson") and the principal shareholder of Hutson, paid an earnout for 1999 in the amount of $1,420,932. This cash payment reduced the number of issuable shares of Class C preferred stock from 18,493 to 4,284.

Item 4. Submission of matters to a vote of Security Holders.

A special meeting of the common shareholders of the Company was held on March 16, 2000. The following item was submitted for approval by the shareholders with the voting results as noted:

Shareholders voted to approve an amendment to the Company's Articles of Incorporation which authorized the Company's Board of Directors to implement a reverse stock split of the Company's common stock, at any time up until March 15, 2001, at a ratio not to exceed 1 for 5.

The vote for the approval of the amendment was as follows:

                                                                   For       Against      Abstained
                                                                   ---       -------      ---------
-Common Shares                                               4,535,806        10,375            100
-28,500 shares Class AAA Convertible Preferred               4,750,000             0              0
Stock, voting on as "as converted" basis

Item 6.  Exhibits and Reports on Form 8-K.

          (a) Exhibits.

              Number       Description
              ------       -----------

              10.18 First Amended Operating Agreement of Star Canyon/Summerlin, L.L.C., by and among the Brentwood Members, L.L.C., J. Christopher Stuhmer and Christopher Homes Custom Home Division, Inc., dated February 26, 1999.

              10.19 Agreement between Christopher Homes Custom Home Division, Inc. and J. Christopher Stuhmer pertaining to First Amended Operating Agreement of Star Canyon/Summerlin L.L.C, dated January 6, 2000.

              10.20 Operating Agreement of Southern Highlands/Christopher Homes I, L.L.C, by and among Southern Highlands Development Corporation, J. Christopher Stuhmer and Christopher Homes Custom Home Division, Inc., dated September 10, 1999.

              10.21 Agreement between Christopher Homes Custom Home Division, Inc. and J. Christopher Stuhmer pertaining to the Operating Agreement of Southern Highlands Development Corporation, dated January 6, 2000.

              27           Financial Data Schedule


           (b) Reports on Form 8-K.

               Form 8-K filed April 19, 2000, pursuant to Item 4, the dismissal of PricewaterhouseCoopers LLP and the appointment of Ernst and Young LLP as the Company's independent accountants.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       THE FORTRESS GROUP, INC.



Date:     5/15/00                      By:    /s/ George C. Yeonas
     -------------------                      ----------------------------------
                                              George C. Yeonas
                                              Chief Executive Officer



Date:     5/15/00                      By:    /s/ Jeffrey W. Shirley
     -------------------                      ----------------------------------
                                              Jeffrey W. Shirley
                                              Chief Financial Officer,
                                              And Principal Accounting Officer

                                  EXHIBIT INDEX


         Number            Description
         ------            -----------

              10.18 First Amended Operating Agreement of Star Canyon/Summerlin, L.L.C., by and among the Brentwood Members, L.L.C., J. Christopher Stuhmer and Christopher Homes Custom Home Division, Inc., dated February 26, 1999.

              10.19 Agreement between Christopher Homes Custom Home Division, Inc. and J. Christopher Stuhmer pertaining to First Amended Operating Agreement of Star Canyon/Summerlin L.L.C, dated January 6, 2000.

              10.20 Operating Agreement of Southern Highlands/Christopher Homes I, L.L.C, by and among Southern Highlands Development Corporation, J. Christopher Stuhmer and Christopher Homes Custom Home Division, Inc., dated September 10, 1999.

              10.21 Agreement between Christopher Homes Custom Home Division, Inc. and J. Christopher Stuhmer pertaining to the Operating Agreement of Southern Highlands Development Corporation, dated January 6, 2000.

                27         Financial Data Schedule