Form 10-Q
period 2000-06-30
FORTRESS GROUP INC
filed 2000-08-14
CIK 1010607

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended: June 30, 2000

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

         As of August 11, 2000 there were outstanding 3,087,820 shares of common stock, par value $.01, of the registrant.

                            THE FORTRESS GROUP, INC.

                           QUARTER ENDED June 30, 2000



                                      INDEX

                                                                            PAGE

PART I - FINANCIAL INFORMATION

   Item 1.

           The Fortress Group, Inc.
                    Consolidated Balance Sheets (unaudited)                    3
                    Consolidated Statements of Operations
                      (unaudited)                                              4
                    Consolidated Statements of Cash Flows
                      (unaudited)                                              6
                    Condensed Notes to Consolidated Financial Statements
                      (unaudited)                                              7



   Item 2. Management's Discussion and Analysis of

           Financial Condition and Results of Operations                      14


PART II - OTHER INFORMATION

   Item 2. Changes in Securities                                              19
   Item 4. Submission of matters to a vote of Security Holders                19

   Item 6. Exhibits and Reports on Form 8-K.                                  19
             (a)     Exhibits.
             (b)     Reports on Form 8-K.


PART III -

SIGNATURES                                                                    20

EXHIBIT INDEX                                                                 21

                            THE FORTRESS GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)



                                                                                June 30,        December 31,
                                                                                  2000             1999
                                                                                  ----             ----
                                                                               (unaudited)

                                     ASSETS

Cash and cash equivalents                                                      $   7,803         $  17,526
Accounts and notes receivable                                                     10,005            12,748
Real estate inventories                                                          347,608           328,513
Land held for resale                                                               3,584                 0
Mortgage loans                                                                    20,255            20,229
Investments in land partnerships                                                   2,714             1,518
Property and equipment, net                                                       11,256            12,392
Prepaid expenses and other assets                                                 24,088            22,803
Goodwill, net                                                                     34,177            35,452
                                                                               ---------         ---------

       Total assets                                                            $ 461,490         $ 451,181
                                                                               =========         =========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued construction liabilities                          $  33,503         $  38,915
Notes and mortgages payable                                                      319,424           301,658
Accrued expenses                                                                  16,323            18,905
Customer deposits                                                                 11,700            10,530
                                                                               ---------         ---------

       Total liabilities                                                         380,950           370,008
                                                                               =========         =========

Minority interest                                                                     79                79
Obligation under Preferred Stock Redemption Agreement (See Note 6)                 1,421             1,421

Shareholders' equity

     Preferred stock, all classes and series, $.01 par value, 1 million                1                 1
       authorized (See Note 6 )
     Common stock, $.01 par value, 99 million authorized,
       3,076,806 and 3,124,065 issued, respectively                                   31                31
     Additional paid-in capital                                                   51,104            54,402
     Retained earnings                                                            27,904            26,460
     Treasury stock, at cost, 0 and 265,100 shares, respectively                       0            (1,221)
                                                                               ---------         ---------

       Total shareholders' equity                                                 79,040            79,673
                                                                               ---------         ---------
       Total liabilities and shareholders' equity                              $ 461,490          $451,181
                                                                               =========         =========

   The accompanying notes are an integral part of these financial statements.

                            THE FORTRESS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           (Unaudited, dollars in thousands, except per share amounts)


                                                                            For the Three              For the Three
                                                                             Months Ended              Months Ended
                                                                             June 30, 2000             June 30, 1999
                                                                             -------------             -------------

TOTAL REVENUES                                                                $ 171,108                  $ 182,011
                                                                              ---------                  ---------

HOMEBUILDING:
    Residential sales                                                         $ 166,450                  $ 177,992
    Lot sales and other                                                           3,453                      2,441
                                                                              ---------                  ---------
          Homebuilding revenues                                                 169,903                    180,433
    Cost of sales                                                               145,113                    153,749
                                                                              ---------                  ---------
          Gross profit                                                           24,790                     26,684
    Selling                                                                      11,582                     11,590
    General and administrative                                                    8,761                      8,330
    Goodwill amortization                                                           638                        606
                                                                              ---------                  ---------
          Net operating income                                                    3,809                      6,158
                                                                              ---------                  ---------
    Other expense (income):
       Interest expense                                                             797                      1,193
       Interest (income)                                                           (167)                      (166)
       Other, net                                                                  (493)                      (579)
                                                                              ---------                  ---------

    Homebuilding income before taxes                                              3,672                      5,710

FINANCIAL SERVICES:
    Operating revenues                                                            1,204                      1,578
    General, administrative and other expenses                                    1,178                      1,435
    Interest expense                                                                387                        317
    Interest (income)                                                              (325)                      (264)
                                                                              ---------                  ---------

    Financial Services income/(loss) before taxes                                   (36)                        90


Total income before taxes                                                         3,636                      5,800
Provision for income taxes                                                        1,490                      2,371
                                                                              ---------                  ---------

Net income                                                                    $   2,146                  $   3,429
                                                                              =========                  =========

Net income available to common shareholders, basic                            $   1,479                  $   2,665
                                                                              =========                  =========

Net income available to common shareholders, diluted                          $   1,479                  $   3,429
                                                                              =========                  =========

NET INCOME PER SHARE DATA (See Note 7):

    Net income per share, basic                                               $    0.48                  $     .88
                                                                              =========                  =========
      Net income per share, diluted                                           $    0.47                  $     .74
                                                                              =========                  =========

    Weighted average shares outstanding, basic                                3,071,525                  3,036,235
                                                                              =========                  =========
    Weighted average shares outstanding, diluted                              3,156,422                  4,615,929
                                                                              =========                  =========


   The accompanying notes are an integral part of these financial statements.

                            THE FORTRESS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           (Unaudited, dollars in thousands, except per share amounts)


                                                                             For the Six                For the six
                                                                             Months Ended              Months Ended
                                                                             June 30, 2000             June 30, 1999
                                                                             -------------             -------------

TOTAL REVENUES                                                                $ 314,254                  $ 332,735
                                                                              ---------                  ---------

HOMEBUILDING:
    Residential sales                                                          $306,171                   $326,259
    Lot sales and other                                                           5,492                      3,514
                                                                              ---------                  ---------
          Homebuilding revenues                                                 311,663                    329,773
    Cost of sales                                                               266,611                    281,461
                                                                              ---------                  ---------
          Gross profit                                                           45,052                     48,312
    Selling                                                                      21,324                     22,159
    General and administrative                                                   17,132                     17,131
    Special charges (see Note 8)                                                      0                      1,270
    Goodwill amortization                                                         1,274                      1,386
                                                                              ---------                  ---------
          Net operating income                                                    5,322                      6,366
                                                                              ---------                  ---------
    Other expense (income):
       Interest expense                                                           1,771                      2,338
       Interest (income)                                                           (345)                      (275)
       Other, net                                                                  (823)                    (1,280)
                                                                              ---------                  ---------

    Homebuilding income before taxes                                              4,719                      5,583

FINANCIAL SERVICES:
    Operating revenues                                                            2,591                      2,962
    General, administrative and other expenses                                    2,464                      2,745
    Interest expense                                                                699                        559
    Interest (income)                                                              (562)                      (469)
                                                                              ---------                  ---------

    Financial Services income/(loss) before taxes                                   (10)                       127

Loss on sale of Landmark Homes (see Note 8)                                           0                      2,900

Total income before taxes                                                         4,709                      2,810
Provision for income taxes                                                        1,930                      1,325
                                                                              ---------                  ---------

Net income                                                                    $   2,779                  $   1,485
                                                                              =========                  =========

Net income/(loss) available to common shareholders, basic                     $   1,445                  $    (308)
                                                                              =========                  =========

Net income/(loss) available to common shareholders, diluted                   $   1,445                  $    (308)
                                                                              =========                  =========

NET INCOME PER SHARE DATA (See Note 7):

    Net income/(loss) per share, basic                                        $    0.47                  $    (.10)
                                                                              =========                  =========
      Net income/(loss) per share, diluted                                    $    0.46                  $    (.10)
                                                                              =========                  =========

    Weighted average shares outstanding, basic                                3,064,980                  3,012,117
                                                                              =========                  =========
    Weighted average shares outstanding, diluted                              3,163,750                  3,012,117
                                                                              =========                  =========


   The accompanying notes are an integral part of these financial statements.

                            THE FORTRESS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)


                                                                For the Six                 For the Six
                                                               Months Ended                Months Ended
                                                               June 30, 2000               June 30, 1999
                                                               -------------               -------------

Cash flows from operating activities
   Net income                                                   $    2,779                   $    1,485
  Adjustments to reconcile net income to net cash (used in)/
     operating activities:
       Depreciation and amortization                                 4,405                        4,864
       Special charges                                                   0                        1,270
       (Gain) on sale of investment in land partnerships                 0                         (291)
       Loss on sale of Landmark Homes                                    0                        2,900
       Loss on sale of property and equipment                            0                           70
       Changes in operating assets and liabilities
       Accounts and notes receivable                                 2,743                         (639)
       Real estate inventories                                     (22,417)                     (38,606)
       Land held for resale                                              0                        7,954
       Mortgage loans                                                  (26)                      (1,362)
       Prepaid expenses and other assets                            (1,284)                       2,114
       Accounts payable and accrued construction liabilities        (5,412)                         528
       Accrued expenses                                               (706)                      (3,680)
       Customer deposits                                             1,170                        3,693
                                                                ----------                   ----------
          Net cash (used in) operating activities                  (18,748)                     (19,700)
                                                                ----------                   ----------

Cash flows from investing activities
   Proceeds from sale of Landmark Homes, net of cash sold                0                        3,078
   Proceeds from sale of land sale partnership interests                 0                        5,351
   Payment of contingent consideration                              (3,504)                      (2,372)
   Purchase of property and equipment                               (1,794)                      (3,504)
   Proceeds from sale of property and equipment                         97                           87
   Change in investment in land partnerships                        (1,196)                         743
                                                                ----------                   ----------
          Net cash (used in)/provided by investing activities       (6,397)                       3,383
                                                                ----------                   ----------

Cash flows from financing activities
   Borrowings under notes and mortgages payable                    352,677                      342,735
   Repayment of notes and mortgages payable                       (335,471)                    (315,533)
   Borrowings from related parties                                     209                            3
   Repayment of related party borrowings                              (145)                        (327)
   Conversion of preferred stock                                         0                       (1,693)
   Preferred stock redemption                                         (521)                     (11,500)
   Other (net)                                                          50                         (182)
   Preferred dividends                                              (1,377)                      (2,336)
                                                                ----------                   ----------
          Net cash provided by financing activities                 15,422                       11,167
                                                                ----------                   ----------

Net (decrease) in cash and cash equivalents                         (9,723)                      (5,150)
Cash and cash equivalents, beginning of period                      17,526                       23,102
                                                                ----------                   ----------

Cash and cash equivalents, end of period                        $    7,803                   $   17,952
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

Fortress began operations simultaneous with the closing of its initial public offering on May 21, 1996 (the "Offering"), and the acquisition of four homebuilding companies. Currently, the Company operates under the following names in fifteen different markets:


    Homebuilder                                      Market(s)
    -----------                                      ---------
    Brookstone Homes ("Brookstone")                  Janesville, Madison, and Milwaukee, Wisconsin
    Christopher Homes ("Christopher")                Las Vegas, Nevada
    Fortress Homes and Communities of Florida        Jacksonville, Florida
    ("Fortress Florida")
    Don Galloway Homes ("Galloway")                  Charlotte, North Carolina and Charleston, South Carolina
    The Genesee Company ("Genesee")                  Denver and Fort Collins, Colorado and Tucson, Arizona
    Iacobucci Homes ("Iacobucci")                    Philadelphia, Pennsylvania and Atlantic City, New Jersey
    Quail Homes ("Quail")                            Portland, Oregon
    Sunstar Homes ("Sunstar")                        Raleigh-Durham, North Carolina
    Whittaker Homes ("Whittaker")                    St. Louis, Missouri
    Wilshire Homes ("Wilshire")                      Austin and San Antonio, Texas

Beginning in the first quarter of 1999, the Company took steps to exit or reposition itself in the following markets:


    Homebuilder                                     Action                  Market(s) exited
    -----------                                     ------                  ----------------

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

The accompanying consolidated financial statements of Fortress have been prepared by the Company. In the opinion of management, the financial statements contain all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the Company's financial position as of June 30, 2000 and its operating results and cash flows for the six month periods ended June 30, 2000 and 1999. Certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States have been condensed or omitted. The Company believes the disclosures made are adequate to make the information presented not misleading. However, the financial statements should be read in conjunction with the financial statements of the Company and notes thereto included in the 1999 Annual Report on Form 10-K.

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

Certain amounts in the prior period financial statements have been reclassified to conform to the current presentation. All periods presented have been restated to take into account the effects of a one-for-four reverse stock split implemented July 10, 2000.

NOTE 3 - REAL ESTATE INVENTORIES

Real estate inventories are summarized as follows (in thousands):

                                                   June 30,        December 31,
                                                     2000             1999
                                                  (unaudited)
    Work-in-progress
     Sold homes                                    $136,046          $100,759
     Speculative                                     58,536            70,228
                                                   --------          --------
         Total work-in-progress                     194,582           170,987

    Land
     Finished lots                                   79,226           105,432
     Land under development                          38,744            22,420
     Unimproved land held for development            17,800            13,924
                                                   --------          --------
         Total land                                 135,770           141,776

    Lumber yard inventory                             3,156             2,404
    Model homes                                      14,100            13,346
                                                   --------          --------

                                                   $347,608          $328,513
                                                    =======           =======


NOTE 4 - INTEREST

Information regarding interest is as follows (in thousands):


                                                                For the Six Months Ended June 30,
                                                                ---------------------------------
                                                                     2000             1999
                                                                     ----             ----
                                                                  (unaudited)      (unaudited)

     During the periods:
      Interest incurred                                          $  18,032         $  16,667
      Interest capitalized                                         (15,562)          (13,770)
      Relief of previously capitalized interest                     13,012            13,521
                                                                   -------          --------
       Total interest expensed in statement of operations        $  15,482          $ 16,418
                                                                   =======           =======

     At the end of the periods:
      Capitalized interest in ending inventory                     $25,631           $23,359
                                                                    ======            ======

NOTE 5 - NOTES AND MORTGAGES PAYABLE

Notes and mortgages payable consist of the following (in thousands):


                                                                   June 30,       December 31,
                                                                     2000             1999
                                                                     ----             ----
                                                                  (unaudited)

    13.75% Senior Notes due 2003                                  $100,000          $100,000
    Project specific land, land development and
        construction loans                                         201,336           183,298
    Mortgage warehouse lines of credit                              19,333            19,242
    Other loans                                                      1,927             2,850
                                                                 ---------         ---------
                                                                   322,596           305,390
    Less:  Unamortized debt issuance costs                          (3,172)           (3,732)
                                                                 ---------         ---------
                                                                  $319,424          $301,658
                                                                 =========         =========

The Company pays interest on the Senior Notes in arrears on May 15 and November 15 of each year at the rate of 13.75% per annum. The Senior Notes may not be redeemed at any time prior to maturity. The Senior Notes are unsecured and rank pari passu with, or senior in right of payment to, all other existing and future unsecured indebtedness of the Company. The Senior Notes, however, are effectively subordinated to secured debt of the Company to the extent of any collateral, as well as to the Company's subsidiaries indebtedness. The Company is required to maintain a consolidated tangible net worth of at least $15 million and other financial covenants, as defined, in the Senior Note Indenture. The Company was in compliance with all financial covenants at June 30, 2000.

In addition, the Senior Note Indenture restricts certain payments including dividends and repurchase or redemptions of stock. As of June 30, 2000, the Company had in excess of $8 million available for such payments. However, the Company may make payments such as those described above from cash generated from subsidiaries or other assets designated as "unrestricted" as defined in the Senior Note Indenture.

The loan agreements for project specific land, land development and construction loans are secured by a lien on the applicable residential development project or a specific unit under construction. Repayment of the loans are generally due upon sale of the collateral property. The loans bear interest at annual variable rates ranging primarily from .0625% below to 1.5% over prime rate and fixed rates primarily ranging from 8.0% to 9.0%. Certain of the subsidiary credit facilities contain covenants that limit the Company's overall ratio of debt to tangible net worth, and other covenants including minimum tangible net worth, current ratio and interest coverage. In addition, many of the credit facilities include similar covenants at the subsidiary level. The Company and its subsidiaries were in compliance with all required covenants as of June 30, 2000.

The Company's mortgage subsidiary has two lines of credit outstanding for the purpose of originating loans. The lines of credit are secured by the mortgage loans held for sale and are repaid upon sale of the mortgage loans. These lines bear interest at variable rates ranging from 1.5% over the Libor rate to 1.5% over the Fed Funds rate based on the type of loan and lending requirements. The aggregate commitment available under these lines at June 30, 2000 was $40,000,000.

One of the Company's subsidiaries has a line of credit for the purpose of purchasing lumber yard inventory. The line of credit matures October 1, 2001 and bears interest at prime minus 1/2%. At June 30, 2000, the total commitment available is $2 million with $1.65 million outstanding. This outstanding portion is included in "other loans" above.

NOTE 6 - CONVERTIBLE PREFERRED STOCK

The Company has authorized 1 million shares of $.01 par value preferred stock. The following are the Company's classes and series of preferred stock, amounts designated, and amounts outstanding at June 30, 2000 and December 31, 1999:

     Class AAA cumulative convertible (rate of 9% per annum), 40,000 designated, 28,500 issued and outstanding ($28.5 million aggregate liquidation preference)

     Series C convertible, 70,000 designated, 2,433 and 18,493, respectively, issuable (see below)

     Series D convertible, 67,500 designated, 30,000 issued and outstanding
              ($3,000,000 aggregate liquidation preference)

     Series E convertible, 50,000 designated, 12,229 issued and outstanding
              ($1,222,900 aggregate liquidation preference)

In May 2000 the Company eliminated the following classes/series of preferred stock, none of which were outstanding as of June 30, 2000 and December 31, 1999:

         Class AA cumulative convertible

         Series A 11% cumulative convertible

         Series B convertible

         Series F convertible

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

The Company has the right to redeem the Class AAA preferred stock at any time until December 31, 2000 for its liquidation value plus dividends that, when combined with dividends previously paid on the Class AA preferred stock and subsequent dividend payments on the Class AAA preferred stock, will provide a 20% annual return from the inception of Prometheus' investment in the Company. Any redemption of the Class AAA preferred stock is subject to compliance with the Company's Senior Note Indenture, which restricts the amount of stock redemptions or repurchases. As of June 30, 2000, the Company has redeemed $11.5 million in Class AAA preferred stock.

In conjunction with the issuance of the Class AAA preferred stock, the Company also issued Supplemental Warrants. Subject to the stock price and revenue tests described below, the Supplemental Warrants would become exercisable on September 30, 2001 with an exercise price of $0.01 per share of common stock and would expire on March 31, 2004. The number of shares of common stock subject to the Supplemental Warrants is subject to adjustment depending upon the 60 day average closing price of the common stock between the period from September 30, 2001 and September 30, 2003. If during such period the closing price remains greater than $48.00 per share, no shares would be issuable pursuant to the Supplemental Warrants. If during such period the closing price is $48.00 per share or less, the number of shares of common stock issuable upon the exercise of the Supplemental Warrants could be adjusted, up to five times per year, in accordance with the following table, which has been restated to take into account the effect of the reverse stock split of the Company's common shares on July 10, 2000:


                  Issue Price ($)                           Warrants
                  ---------------                           --------
                                                   $40 million            $28.5 million
                                          liquidation value at     liquidation value as
                                                      issuance        of  June 30, 2000

                  $48.01 or greater                          0                        0
                     40.01 -  48.00                    151,515                  107,955
                     32.01 -  40.00                    333,333                  237,500
                     24.01 -  32.00                    833,333                  593,750
                     16.01 -  24.00                  1,666,667                1,187,500
                      8.01 -  16.00                  3,333,333                2,375,000
                      0.00 -   8.00                  8,333,333                5,937,500

The number of common shares issuable upon the exercise of the Supplemental Warrants would be further reduced on a pro rata basis if any Class AAA preferred stock were to be redeemed prior to December 31, 2000.

The number of shares into which each Supplemental Warrant may be exercisable will also be subject to certain customary anti-dilution adjustments. The exercisability of the Supplemental Warrants would also be subject to a revenue test, which provides that the Supplemental Warrants may not be exercised unless the Company's consolidated revenues for the most recent 16 full fiscal quarters exceeds $2,397,225,750. The revenue test is subject to adjustment for the sale of any Company subsidiary. As of June 30, 2000, for purposes of the revenue test, the Company's cumulative consolidated revenues for the most recent sixteen quarters was $2,347,464,000. In addition, the Company is required to maintain a minimum annualized revenue amount of $625 million for the four quarters tested, which is adjusted to $590 million for the four quarter period ended March 31, 2001 and June 30, 2001. The minimum annualized revenue is subject to further adjustment for the sale of Company subsidiaries.

In addition, should the Company elect to redeem all or a portion of the Class AAA preferred stock, the Company will then be obligated under a "make-whole" provision relating to Prometheus' common stock investment of 898,845 (224,711 as restated for the effect of the July 10, 2000 reverse stock split) shares of common stock which was purchased upon the second closing of the Class AA preferred stock. The Company is obligated to arrange for the sale of Prometheus' common stock at any time during the period from November 15, 2000 to February 15, 2001 and deliver cash proceeds, provided that such proceeds result in Prometheus receiving no less than $22.00 (as restated from $5.50) per share. The number of shares the Company would be obligated to arrange to sell is pro-rata based on the percentage of the Class AAA redeemed. As of June 30, 2000, the Company is obligated to sell 64,604 shares of Prometheus' common stock. The number of shares and the guaranteed proceeds per share have been adjusted for the effect of the reverse stock split on July 10, 2000.

The Series C preferred stock (2,433 shares as of June 30, 2000) has been treated as outstanding for the purpose of calculating earnings per share; however, it will only be legally outstanding upon issuance.

Please refer to the Company's financial statements as reported on Form 10-K for the year ended December 31, 1999 (Note 9- Shareholders' Equity) for further information on the classes and terms of preferred stocks and warrants.

NOTE 7 - EARNINGS (LOSS)  PER SHARE

The following table reconciles the numerators (income) and the denominators (shares) of the basic and diluted per-share computations (dollars in thousands). The weighted number of shares outstanding and the earnings/(loss) per share have been restated for all periods presented to adjust for the reverse stock split on July 10, 2000:


                                                                      For the three months ended        For the six months ended
                                                                               June 30,                          June 30,
                                                                          2000            1999             2000             1999
                                                                          ----            ----             ----             ----

Net income                                                           $     2,146      $     3,429      $     2,779      $     1,485
Less preferred stock dividends                                              (667)            (764)          (1,334)          (1,793)
                                                                     -----------      -----------      -----------      -----------

Income/(loss) available to common shareholders                       $     1,479      $     2,665      $     1,445      $      (308)
                                                                     ===========      ===========      ===========      ===========

Basic EPS
---------
Income/(loss) applicable to common shareholders                      $     1,479      $     2,665      $     1,445      $      (308)
Weighted average number of common shares outstanding                   3,071,525        3,036,235        3,064,980        3,012,117

Basic income/(loss) per share                                        $      0.48      $      0.88      $      0.47      $     (0.10)
                                                                     ===========      ===========      ===========      ===========

Diluted EPS
-----------
Income/(loss) available to common shareholders, basic                $     1,479      $     2,665      $     1,445      $      (308)
Plus preferred stock dividends                                                 0              764                0                0
                                                                     -----------      -----------      -----------      -----------

Income/(loss) available to common shareholders, diluted              $     1,479      $     3,429      $     1,445      $      (308)
                                                                     ===========      ===========      ===========      ===========

Weighted average number of common shares                               3,071,525        3,036,235        3,064,980        3,012,117
outstanding
Effect of dilutive securities:
     Preferred stock                                                      84,897        1,579,694           98,770                0
     Options                                                                   0                0                0                0
                                                                     -----------      -----------      -----------      -----------
Weighted avg. no. of common shares outstanding, diluted                3,156,422        4,615,929        3,163,750        3,012,117
                                                                     ===========      ===========      ===========      ===========

Diluted income/(loss) per share                                      $      0.47      $      0.74      $      0.46      $     (0.10)
                                                                     ===========      ===========      ===========      ===========

The Company's intention upon conversion or redemption (as the case may be) of Series C, D, and E preferred stock (See Note 9-Shareholders' Equity Form 10-K) is to issue Common Stock on the basis of the 2.5-for-1 conversion ratio contemplated in the respective agreements (as adjusted from 10 for 1 for the reverse stock split on July 10, 2000) and to pay cash for the difference between the $100 liquidation value per share and the market value of the Common Stock converted at 2.5-for-1. Accordingly, the Company would normally include in its calculation of earnings per share additional shares of common stock to be issued under the "if converted" method at the 2.5-for-1 conversion ratio.

The following common stock equivalents of the Company's various classes of preferred stock were not included in the computation of diluted earnings per share because the effect of adding back the related dividends and weighted average common shares would be antidilutive:


                  Outstanding at          Convertible into        Potential Common Stock      Potential Common Stock
                  ---------------         -----------------       ----------------------      ----------------------
                      June 30,           Common Shares as of     outstanding, three months       outstanding, six
                      --------           --------------------    -------------------------       ----------------
                                             June 30,                 ended June 30,           months ended June 30,
                                             --------                 --------------           ---------------------
                    2000       1999        2000         1999         2000        1999            2000         1999
                    ----       ----        ----         ----         ----        ----            ----         ----
  Class/ Series
  Class AA           N/A          0         N/A            0          N/A           0             N/A      939,227
  Class AAA       28,500     28,500   1,187,500    1,187,500    1,187,500    dilutive        1,187,500    1,204,397
  Series C         2,433     18,493       6,083       46,233     dilutive    dilutive        dilutive       67,571
  Series D        30,000     45,000      75,000      112,500     dilutive    dilutive        dilutive      112,500
  Series E        12,229     17,643      30,573       44,108       35,595    dilutive          41,100       47,660
  Series F           N/A      5,000         N/A        4,168          N/A    dilutive             N/A        4,167

NOTE 8 - SALE OF ASSETS AND SPECIAL CHARGES

On March 26, 1999, the Company sold the assets of Landmark and realized a loss of $2.9 million. As of the disposition date, Landmark had total assets of approximately $11.3 million, which included unrecovered goodwill of approximately $3.0 million. The total selling price was approximately $8.3 million.

Included in operating expenses for the six months ended June 30, 1999 were special charges totaling $1,270,000 related to the restructuring and phasing out of two of the Company's other operating subsidiaries. The Company's Wilshire division (formerly operating as Buffington) decided to exit certain communities and accrued restructuring charges of approximately $480,000. In addition, the Company recorded charges of approximately $790,000 (including $294,000 in unrecovered goodwill), as a result of its decision to wind down the operations of its WestBrook division. As of the end of 1999, substantially all of the restructuring costs accrued in the first quarter of 1999 had been paid and charged against the liability established as of March 31, 1999.

NOTE 9- SUBSEQUENT EVENTS

On July 10, 2000 the Company implemented a one-for-four reverse stock split. All periods presented have been restated to adjust for the effect of the reverse stock split.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following table sets forth for the periods indicated certain items of the Company's consolidated results of operations and those results as a percentage of the Company's total revenues and its segment revenues:
(dollars expressed in thousands)


                                                For the Three Months       For the Three Months
                                                 Ended June 30, 2000        Ended June 30, 1999
                                                 -------------------        -------------------
                                                           % of     % of               % of    % of
                                                          Total  Segment              Total Segment

Total revenues                                $171,108   100.0%            $182,011  100.0%
Homebuilding revenues                          169,903    99.3%  100.0 %    180,433   99.1%  100.0%
Gross profit                                    24,790    14.5%   14.6 %     26,684   14.7%   14.8%
Operating expenses (incl.amort. &
restructuring)                                  20,981    12.3%   12.3 %     20,526   11.3%   11.4%
Homebuilding pre-tax income                      3,672     2.1%    2.2 %      5,710    3.1%    3.2%
Mortgage revenues                                1,204     0.7%  100.0 %      1,578    0.9%  100.0%
Mortgage expenses                                1,240     0.7%  103.0 %      1,488    0.8%   94.3%

Mortgage pre-tax income                           (36)     0.0%   (3.0)%         90    0.1%    5.7%
Pre-tax income                                   3,636     2.1%               5,800    3.2%



                                                 For the Six Months         For the Six Months
                                                 Ended June 30, 2000        Ended June 30, 1999
                                                 -------------------        -------------------
                                                           % of     % of               % of    % of
                                                          Total  Segment              Total Segment
Total revenues                                $314,254   100.0%           $332,735   100.0%
Homebuilding revenues                          311,663    99.2%  100.0 %   329,773    99.1%  100.0%
Gross profit                                    45,052    14.3%   14.5 %    48,312    14.5%   14.7%
Operating expenses (incl. amort.&
restructuring)                                  39,730    12.6%   12.7 %    41,946    12.6%   12.7%
Homebuilding pre-special charges                 4,719     1.5%    1.5 %     6,853     2.1%    2.1%
Homebuilding pre-tax income                      4,719     1.5%    1.5 %     5,583     1.7%    1.7%
Mortgage revenues                                2,591     0.8%  100.0 %     2,962     0.9%  100.0%
Mortgage expenses                                2,601     0.8%  100.4 %     2,835     0.9%   95.7%


Mortgage pre-tax income                            (10)      0%   (0.3)%       127       0%    4.3%
Loss on Sale of Landmark Homes                       0       0%      0 %    (2,900)   -0.9%
Pre-tax income                                   4,709     1.5%              2,810     0.8%

Consolidated Results of Operations

Comparison of the Company's Results of Operations for the Three and Six Months Ended June 30, 2000 and 1999.

Homebuilding Operations
General


                               New Orders, Net                         Closings                 Backlog
                               ---------------                         --------                 -------
                        Three months      Six months      Three months   Six months ended      As of June
                       ended June 30,   ended June 30,   ended June 30,      June 30,             30,
                          2000    1999     2000    1999     2000   1999      2000     1999   2000      1999
                          ----    ----     ----    ----     ----   ----      ----     ----   ----      ----


    State
    -----
    Arizona                 31       5       66      19       28      14       40       44      31        9
    Colorado               110      72      221     175       74      90      126      153     299      205
    Florida                196     203      375     505      166     197      354      359     318      445
    Missouri               116     166      240     294      111     130      188      254     148      228
    Nevada                  25      25       53      69       41      35       73       51      61      104
    New Jersey              14       8       29       8        9       0       14        0      25        8
    North Carolina         128     197      281     403      127     168      227      322     209      324
    Oregon/Washington       17      37       50      68       23      22       43       48      21       33
    Pennsylvania            24      54       65      88       31      46       54       85      50       56
    South Carolina          28      38       55      73       36      30       61       61      69       93
    Texas                  135     178      302     368      148     195      313      397     224      271
    Virginia                 0       7        1      17        0       8        2       16       0       18
    Wisconsin               48      65      104     131       55      60       78      104      67       88
                            --      --      ---     ---       --      --       --      ---      --       --

          Total            872   1,055    1,842   2,218      849     995     1573    1,894   1,522    1,882



The Company achieved net new orders of 872 homes and 1,842 homes for the three and six months ended June 30, 2000, compared to 1,055 and 2,218 homes for the same periods in 1999, a decrease of 17.3% for the three month period and 17.0% for the six month period. While several of the Company's markets, Denver and Tuscon in particular, experienced strong increases from the second quarter of 2000 over the second quarter of 1999, most of our other markets showed declines. The softening of these markets was due in part, we believe, to rising interest rates, as well as delays in opening of new communities in several locations. New orders for the six months ended June 30, 2000 versus the six months ended June 30, 1999 were affected by these factors, as well as the Company's decision in the first quarter of 1999 to exit certain markets (see Note 8 - Sale of Assets and Special Charges). Approximately 20% (78 out of a total of 376) of the decline in new orders from 1999 to 2000 stemmed from this strategy.

The Company has a combined backlog of 1,522 homes, with a dollar value of $325.6 million at June 30, 2000, as compared to 1,882 homes, with a dollar value of $372.7 million at June 30, 1999. This represents a 19.2% decrease in backlog units and a 12.6% decrease in backlog value. The decline of backlog units is primarily due to the decreased level of new orders in recent quarters. Partially offsetting the unit decline is an 8.1% increase of the average sales price of homes in backlog, from $198,000 at June 30, 1999 to $214,000 at June 30, 2000.

Revenues

Homebuilding revenues for the second quarter of 2000 were $169.9 million, as compared to $180.4 million for the same period of 1999, representing a decrease of 5.8%. Dispositions discussed previously accounted for approximately $2.3 million of the quarter over quarter decrease. In addition, fewer new orders from ongoing operations in recent quarters resulted in fewer homes closed in the second quarter of 2000 (849) versus the second quarter of 1999 (995), a decrease of 14.7%. Partially offsetting this decrease was an increase in the average price of a home closed from $178,900 to $196,100 (9.6%). While virtually all of the Company's Markets experienced increases in average prices, the Las Vegas division contributed most significantly, due to large increases in the average price of its already high-priced luxury homes, as well as an increases in the volume of homes closed. However, in the second half of 2000, as closing volume increases elsewhere throughout the Company, the Las Vegas division is expected to have a less significant impact on the overall results of the Company. For the six-month period, homebuilding revenues were $311.7 million, a 5.5% decrease from the $329.8 million reported for the same period last year. Approximately $16 million of the decrease was attributable to dispositions during the first quarter of 1999. Also, the decrease reflects an 11.9% decrease in the number of homes closed from ongoing operations (1,571 in the six month period ending June 30, 2000 versus 1,783 in the comparable period of 1999), offset by a 12.1% increase in the average price of the homes closed (approximately $194,300 versus $173,400). Approximately 31% of this increase in average price was due to the Company's Las Vegas division.

Gross Profit

Gross profit for the quarter ended June 30, 2000 was $24.8 million, as compared to $26.7 million for the comparable period of 1999. The Company's gross profit margins also decreased from 14.8% of homebuilding revenues to 14.6% for the same periods. As discussed in the revenue section above, although the Company's Las Vegas division contributed significantly to the average price of homes quarter over quarter, the Company's gross profit margins continue to be adversely affected by reduced margin levels in Las Vegas. As noted previously, the Las Vegas division is expected to have a less significant impact on the Company's overall gross profit margins in the latter part of 2000. Excluding the results of the Las Vegas division from both periods, gross profit margins increased from 15.2% during the second quarter of 1999 to 15.9% during the second quarter of 2000. For the six month period ended June 30, 2000 gross profit decreased 6.6% to $45.1 million from $48.3 million last year. Excluding the results of the Las Vegas division from both periods, gross profit margins increased from 15.0% during the first six months of 1999 to 15.8% during the first six months of 2000.

Operating Expenses

Operating expenses (including selling, general and administrative, special charges, and goodwill amortization) for the quarters ended June 30, 2000 and 1999 were $21.0 million (12.3% of homebuilding revenue) and $20.5 million (11.4% of homebuilding revenue), respectively. For the six month period ended June 30, 2000 and 1999, total operating expenses were $39.7 million (12.7% of revenue) and $41.9 million (12.7% of revenue). The Company recognized $1.3 million in special charges during the six months ended June 30, 1999 pertaining to restructuring costs associated with several of its subsidiaries (See Note 8 - Sale of Assets and Special Charges). Excluding the impact of these charges, total operating expenses for the six months ended June 30, 2000 and 1999 would have been $39.7 million (12.7% of revenue) and $40.6 million (12.3% of revenue), respectively

Selling expenses remained constant at $11.6 million for both the quarter ended June 30, 2000 and for the same period of 1999. However, given the decreased revenue for the quarter, this resulted in selling expenses as a percent of homebuilding revenue increasing from 6.4% to 6.8%. For the six-month period selling expenses decreased to $21.3 million (6.8% of revenue) as compared to $22.2 million (6.7% of revenue) for the same period of 1999. The decrease in absolute dollar amounts for the six-month period was primarily due to previously discussed dispositions.

General and administrative expenses increased to $8.8 million (5.2% of homebuilding revenue) for the second quarter of 2000, as compared to $8.3 million (4.6% of homebuilding revenue) for the second quarter of 1999. For the six-month period, general and administrative expenses were $17.1 million (5.5% of revenue) as compared to $17.1 million (5.2% of revenue) in 1999. The decrease in absolute dollar amounts due to first quarter 1999 dispositions was offset by increased expenditures within ongoing operations. These increases are expected to be absorbed by higher gross profits as volume increases during the latter half of 2000. We expect this will reverse the trend of increasing general and administrative expenses as a percentage of revenue.



Homebuilding Pretax

Homebuilding pretax income for the second quarter of 2000 was $3.7 million (2.2% of homebuilding revenues), as compared to $5.7 million (3.2% of homebuilding revenues) for the second quarter of 1999.

For the six-month period homebuilding pretax income declined to $4.7 million in 2000 from $5.6 million in 1999 ($6.9 million excluding the impact of special charges taken as previously noted). Reduced volume in 2000 due to the Company's dispositions and recent quarter declines in new orders within ongoing operations were the key factors affecting the decline in earnings before special charges for both the second quarter and six month periods.

Financial Services Operations

Revenue for the three months ended June 30, 2000 decreased 25.0% to $1.2 million from $1.6 million for the comparable period of 1999 due to decreased closing volume attributable to decreased closing volume in homebuilding segments. These revenues decreased 13.3% to $2.6 million from $3.0 million for the six-month period.

For the three month period ended June 30, 1999 financial services pretax profit of $90,000 decreased to a loss of $36,000 for the comparable period of 2000. Financial services pretax profit of $127,000 for the six-month period ended June 30, 1999 decreased to a loss of $10,000 for the comparable period of 2000. The profit decrease resulted primarily from the volume decreases.

Improving capture rates (the percentage of the Company's home closings financed by loans originated by the Fortress Mortgage) mitigated Fortress Mortgage's declining operating results. The capture rates for the markets served by the mortgage company for the six months ended June 30, 2000 and 1999 were 55.9% and 34.9%, respectively. The capture rate of homes in backlog at June 30, 2000 was 58.8%. Currently, Fortress Mortgage serves all of the Company's homebuilding markets with the exception of Las Vegas, Philadelphia, Atlantic City and Charleston.

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

Net Income

Due to the previously described factors and the income tax effect thereof, net income for the three months ended June 30, 2000 was $2.1 million, as compared to net income of $3.4 million in the same period of 1999. For the six-month period ended June 30, 2000, net income was $2.8 million, a $1.3 million increase from the same period a year ago. Excluding the impact of the sale of Landmark Homes and special charges noted above, net income for the six months ended June 30, 1999 would have been approximately $4.1 million.

Earnings per common share for the quarter ended June 30, 2000 was $0.48 and $0.47, on a basic and diluted basis, respectively. For the comparable period of 1999, income per share on a basic and diluted basis was $0.88 and $0.74, respectively. Earnings per share for the six-month period ended June 30, 2000 was $0.47 and $0.46, on a basic and diluted basis respectively. For the comparable period of 1999, loss per share was $(0.10) on a basic and diluted basis.

Earnings before interest, taxes, depreciation and amortization (EBITDA) decreased to $13.9 million (8.1% of revenue) for the three months ended June 30, 2000, as compared to $16.7 million (9.2% of revenue) for the same period in 1999. For the six-month period EBITDA decreased to $23.7 million (7.5%) of revenue) from $26.3 million (7.9% of revenue) for the same period in 1999. EBITDA is provided as a supplemental measurement of the Company's operating performance. EBITDA does not represent cash flows from operations as defined by GAAP and should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. In addition, EBITDA measures presented by the Company may not be comparable to other similarly titled measures of other companies.

Liquidity and Capital Resources

The Company's operating activities involve several components, principally home construction, land development, and mortgage loan origination for home purchasers. During the six-months ended June 30, 2000, the Company's operating activities, taken in the aggregate, utilized approximately $18.7 million of cash. This cash utilization was primarily the result of increases in inventories of approximately $22.4 million, which is consistent with the Company's growth in its backlog since year end and the seasonal nature of the homebuilding industry.

The Company's investing activities utilized approximately $6.4 million in cash, primarily due to additional consideration of approximately $3.5 million paid under the earnout provisions of prior period acquisitions. In addition, purchases of property and equipment totaled $1.8 million and investments in land joint ventures were approximately $1.2 million.

Financing activities provided $15.4 million of cash flow. Net borrowings under notes and mortgages payable of $17.2 million were used to finance the buildup of inventory discussed in the cash flows from the operating activities paragraph above. Offsetting these net borrowings was $1.4 million for the payment of preferred dividends.

The Company regularly refinances existing loan agreements and executes new loan agreements. Approximately $500 million of secured lending facilities were in place at the subsidiary level at June 30, 2000. Under these credit facilities, the Company has borrowed $201 million at June 30, 2000. The total amount available under these commitments varies based on individual loan covenants and inventory levels.

Management believes that funds available through the existing credit facilities coupled with the cash on hand and cash generated through operations will be adequate for the anticipated cash needs of its current operations for the foreseeable future. As of June 30, 2000 the Company had cash and cash equivalents on hand of $7.8 million.

At June 30, 2000, the Company had 6,623 lots in inventory beyond those already in backlog. This represents, in aggregate, an estimated eighteen-month supply of land based on sales absorption rates for the first six months of 2000. One of the Company's operating strategies is to keep a relatively low supply of finished lots and lots under development in order to manage and minimize risk associated with land ownership. The Company utilizes land options and investments in land limited partnerships as methods of controlling and subsequently acquiring land. In markets where lot options are not readily available to meet its needs, the Company is pursuing additional off-balance sheet arrangements to reduce its economic risk. The Company plans to continue these practices and expects to exercise, subject to market conditions, substantially all of its option contracts. At June 30, 2000, the Company had an additional 11,439 lots under option representing approximately a 38-month supply of land based on the same absorption rates as above.

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

PART II - OTHER INFORMATION

Item 2. Changes in Securities

On March 10 and June 15, 2000, the Company, pursuant to the previously reported terms of the asset purchase agreement between the Company, D.W. Hutson Construction, Inc. ("Hutson") and the principal shareholder of Hutson, paid earnouts for 1999 in the amounts of $1,420,932 and $185,135 respectively. These cash payments reduced the number of issuable shares of Class C preferred stock from 18,493 at December 31, 1999 to 2,433 at June 30, 2000.

In May of 2000 the Company's board of directors voted to eliminate the following class/series of preferred stock:
         Class AA cumulative convertible
         Series A 11% cumulative convertible
         Series B convertible
         Series F convertible

Also in May of 2000, the Company's board of directors voted to retire 265,100 shares of Treasury Stock.

On July 10, 2000, the Company implemented a one-for-four reverse stock split.

Item 4. Submission of matters to a vote of Security Holders.

The annual meeting of the common shareholders of the Company was held on May 24, 2000. The following item was submitted for approval and approved by the shareholders with the voting results as noted:

With respect to the election of the directors of the Company, all management nominees for the Common Directors of the Board of Directors were approved as solicited in the proxy.

The voting tabulation for each of common nominee was as follows:

                                                            For     Withheld
                                                            ---     --------
Mark L. Fine                                         13,795,447       85,042
Robert Short                                         13,796,600       83,889
William A. Shutzer                                   13,793,524       86,965
J.Christopher Stuhmer                                13,797,123       83,366
George C. Yeonas                                     13,791,000       89,489

Additionally, the holders of the Series AAA preferred stock reelected Sandra A. Lamb and Linda H. Lewis to the board of directors. Subsequently, on June 12, 2000 Ms. Lewis resigned from the board and the Series AAA preferred stock holders elected Andrew E. Zobler and Richard I. Gilchrist.

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits.

              Number       Description
              ------       -----------
              3.5          Certificate of Amendment of the Certificate of
                           Incorporation of the Company, effective July 10, 2000

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

                                      THE FORTRESS GROUP, INC.



Date:      August 14, 2000            By:         /S/ George C. Yeonas
         ------------------                  -----------------------------------
                                             George C. Yeonas
                                             Chief Executive Officer

Date:      August 14, 2000            By:         /S/ Jeffrey W. Shirley
         ------------------                  -----------------------------------
                                             Jeffrey W. Shirley
                                             Chief Financial Officer,
                                             And Principal Accounting Officer

                                  EXHIBIT INDEX

         Number           Description
         ------           -----------
           3.5            Certificate of Amendment of the Certificate of
                          Incorporation of the Company, effective July 10, 2000.

           27             Financial Data Schedule