Form 10-Q
period 2000-09-30
FORTRESS GROUP INC
filed 2000-11-14
CIK 1010607

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended: September 30, 2000

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No __

         As of November 11, 2000 there were outstanding 3,094,739 shares of common stock, par value $.01, of the registrant.

                            THE FORTRESS GROUP, INC.

                        QUARTER ENDED September 30, 2000

                                      INDEX
                                                                           PAGE

PART I - FINANCIAL INFORMATION

   Item 1.

           The Fortress Group, Inc.
                    Consolidated Balance Sheets (unaudited)                  3
                    Consolidated Statements of Operations
                      (unaudited)                                            4
                    Consolidated Statements of Cash Flows
                      (unaudited)                                            6
                    Condensed Notes to Consolidated Financial Statements
                      (unaudited)                                            7



   Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations                    15


PART II - OTHER INFORMATION

   Item 2. Changes in Securities                                            22
   Item 6. Exhibits and Reports on Form 8-K.                                22
             (a)     Exhibits.
             (b)     Reports on Form 8-K.


PART III -

SIGNATURES                                                                  23

EXHIBIT INDEX                                                               24

                            THE FORTRESS GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)

                                                                             September 30,      December 31,
                                                                                  2000             1999
                                                                             -------------      ------------
                                                                               (unaudited)
                                     ASSETS

Cash and cash equivalents                                                       $  7,400         $  17,526
Accounts and notes receivable                                                     12,049            12,748
Real estate inventories                                                          349,249           328,513
Land held for resale                                                                   0                 0
Mortgage loans                                                                    18,089            20,229
Investments in land partnerships                                                   3,149             1,518
Property and equipment, net                                                       11,023            12,392
Prepaid expenses and other assets                                                 27,311            22,803
Goodwill, net                                                                     33,541            35,452
                                                                                --------         ---------

        Total assets                                                            $461,811         $451,181
                                                                                ========         ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued construction liabilities                          $  31,339         $  38,915
Notes and mortgages payable                                                      313,847           301,658
Accrued expenses                                                                  22,248            18,905
Customer deposits                                                                 11,219            10,530
                                                                                --------          --------

       Total liabilities                                                         378,653           370,008
                                                                                --------          --------

Minority interest                                                                      0                79
Obligation under Preferred Stock Redemption Agreements (See Note 6)                2,921             1,421

Shareholders' equity
     Preferred stock, all classes and series, $.01 par value, 1 million                1                 1
       authorized (See Note 6)
     Common stock, $.01 par value, 99 million authorized,
       3,087,820 and 3,124,065 issued, respectively (See Note 7)                      31                31
     Additional paid-in capital                                                   49,622            54,402
     Retained earnings                                                            30,583            26,460
     Treasury stock, at cost, 0 and 265,100 shares, respectively                       0            (1,221)
                                                                                --------          --------

      Total shareholders' equity                                                  80,237            79,673
                                                                                --------          --------
      Total liabilities and shareholders' equity                                $461,811          $451,181
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

                            THE FORTRESS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           (Unaudited, dollars in thousands, except per share amounts)

                                                                            For the Three              For the Three
                                                                             Months Ended              Months Ended
                                                                          September 30, 2000        September 30, 1999
                                                                          ------------------        ------------------
TOTAL REVENUES                                                                  $174,913                   $182,076
                                                                                -------                    -------
HOMEBUILDING:
    Residential sales                                                           $166,167                   $176,245
    Lot sales and other                                                            7,317                      4,410
                                                                                --------                   --------
          Homebuilding revenues                                                  173,484                    180,655
    Cost of sales                                                                146,974                    153,409
                                                                                --------                   --------
          Gross profit                                                            26,510                     27,246
    Selling                                                                       11,813                     11,337
    General and administrative                                                     8,726                      8,464
    Asset impairment charge (see Note 9)                                               0                      1,990
    Goodwill amortization                                                            636                        603
                                                                                --------                   --------
          Operating income                                                         5,335                      4,852
                                                                                --------                   --------
    Other expense (income):
       Interest expense                                                             596                       1,156
       Interest (income)                                                           (181)                       (147)
       Other, net                                                                  (673)                       (484)
                                                                                -------                    --------

    Homebuilding income before taxes                                              5,593                       4,327

FINANCIAL SERVICES:
    Revenues                                                                      1,429                       1,421
    General, administrative and other expenses                                    1,288                       1,619
    Interest expense                                                                410                         316
    Interest (income)                                                              (349)                       (287)
                                                                                -------                    --------

    Financial Services income/(loss) before taxes                                    80                        (227)

Income before taxes                                                               5,673                       4,100
Provision for income taxes                                                        2,327                       1,822
                                                                                -------                    --------

Net income                                                                      $ 3,346                    $  2,278
                                                                                =======                    ========

Net income available to common shareholders, basic                              $ 2,680                    $  1,610
                                                                                =======                    ========

Net income available to common shareholders, diluted                            $ 3,321                    $  1,610
                                                                                =======                    ========

NET INCOME PER SHARE DATA (See Note 7):

    Net income per share, basic                                                 $  0.87                    $    .53
                                                                                =======                    ========
    Net income per share, diluted                                               $  0.77                    $    .50
                                                                                =======                    ========

    Weighted average shares outstanding, basic                                3,083,390                   3,044,075
                                                                              =========                   =========
    Weighted average shares outstanding, diluted                              4,339,745                   3,194,340
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

                            THE FORTRESS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           (Unaudited, dollars in thousands, except per share amounts)

                                                                             For the Nine              For the Nine
                                                                             Months Ended              Months Ended
                                                                          September 30, 2000        September 30, 1999
                                                                          ------------------        ------------------
TOTAL REVENUES                                                                 $489,167                   $514,811
                                                                               --------                    -------
HOMEBUILDING:
    Residential sales                                                          $472,338                   $502,504
    Lot sales and other                                                          12,809                      7,924
                                                                               --------                   --------
          Homebuilding revenues                                                 485,147                    510,428
    Cost of sales                                                               413,585                    434,870
                                                                               --------                   --------
          Gross profit                                                           71,562                     75,558
    Selling                                                                      33,137                     33,496
    General and administrative                                                   25,858                     25,595
    Asset impairment charge (see Note 9)                                              0                      1,990
    Special charges (see Note 8)                                                      0                      1,270
    Goodwill amortization                                                         1,910                      1,989
                                                                               --------                   --------
          Operating income                                                       10,657                     11,218
                                                                               --------                   --------
    Other expense (income):
       Interest expense                                                           2,367                      3,494
       Interest (income)                                                           (526)                      (422)
       Other, net                                                                (1,496)                    (1,764)
                                                                               --------                   --------

    Homebuilding income before taxes                                             10,312                      9,910

FINANCIAL SERVICES:
    Revenues                                                                      4,020                      4,383
    General, administrative and other expenses                                    3,752                      4,364
    Interest expense                                                              1,109                        875
    Interest (income)                                                              (911)                      (756)
                                                                               --------                   --------

    Financial Services income/(loss) before taxes                                    70                       (100)

Loss on sale of Landmark Homes (see Note 8)                                           0                      2,900

Income before taxes                                                              10,382                      6,910
Provision for income taxes                                                        4,257                      3,147
                                                                               --------                   --------

Net income                                                                     $  6,125                   $  3,763
                                                                               ========                   ========

Net income available to common shareholders, basic                             $  4,125                   $   1,302
                                                                               ========                   =========

Net income available to common shareholders, diluted                           $  4,125                   $   1,302
                                                                               ========                   =========

NET INCOME PER SHARE DATA (See Note 7):

    Net income per share, basic                                                $   1.34                   $    .43
                                                                               ========                   ========
    Net income per share, diluted                                              $   1.31                   $    .41
                                                                               ========                   ========

    Weighted average shares outstanding, basic                                3,071,161                  3,022,886
                                                                              =========                  =========
    Weighted average shares outstanding, diluted                              3,159,889                  3,195,675
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

                            THE FORTRESS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)

                                                                 For the Nine              For the Nine
                                                                 Months Ended              Months Ended
                                                              September 30, 2000       September 30, 1999
                                                              ------------------       ------------------
Cash flows from operating activities
   Net income                                                     $  6,125                     $  3,763
  Adjustments to reconcile net income to net cash (used in)/
     operating activities:
       Depreciation and amortization                                 6,519                        7,220
       Special charges                                                   0                        1,270
       Asset impairment charge                                           0                        1,990
       (Gain) on sale of investment in land partnerships                 0                         (291)
       Loss on sale of Landmark Homes                                    0                        2,900
       Loss on sale of property and equipment                           12                           34
       Changes in operating assets and liabilities
         Accounts and notes receivable                                 699                        1,367
         Real estate inventories                                   (23,846)                     (57,950)
         Land held for resale                                            0                        7,954
         Mortgage loans                                              2,140                       (1,126)
         Prepaid expenses and other assets                          (4,507)                      (1,648)
         Accounts payable and accrued construction liabilities      (7,576)                       4,199
         Accrued expenses                                            4,449                        1,065
         Customer deposits                                             689                        3,804
                                                                  --------                    ---------
          Net cash (used in) operating activities                  (15,296)                     (25,449)
                                                                  --------                    ---------

Cash flows from investing activities
   Proceeds from sale of Landmark Homes, net of cash sold                0                        3,078
   Proceeds from sale of land sale partnership interests                 0                        5,351
   Payment of contingent consideration                              (3,504)                      (2,372)
   Minority interest - change in investment                            (79)                           0
   Proceeds from land held for resale                                3,584                            0
   Purchase of property and equipment                               (2,983)                      (4,235)
   Proceeds from sale of property and equipment                         97                          155
   Change in investment in land partnerships                        (1,631)                       1,960
                                                                  --------                    ---------
          Net cash (used in)/provided by investing activities       (4,516)                       3,937
                                                                  --------                    ---------

Cash flows from financing activities
   Borrowings under notes and mortgages payable                    515,302                      514,469
   Repayment of notes and mortgages payable                       (503,953)                    (486,922)
   Borrowings from related parties                                     312                           29
   Repayment of related party borrowings                              (145)                        (343)
   Conversion of preferred stock                                         0                       (1,693)
   Preferred stock redemption                                         (521)                     (13,194)
   Other (net)                                                          68                         (142)
   Preferred dividends                                              (1,377)                      (3,081)
                                                                 ----------                   ---------
          Net cash provided by financing activities                  9,686                        9,123
                                                                 ---------                    ---------

Net (decrease) in cash and cash equivalents                        (10,126)                     (12,389)
Cash and cash equivalents, beginning of period                      17,526                       23,102
                                                                 ---------                    ---------

Cash and cash equivalents, end of period                         $   7,400                    $  10,713
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

Fortress began operations simultaneous with the closing of its initial public offering on May 21, 1996 (the "Offering"), and the acquisition of four homebuilding companies. Currently, the Company operates under the following names in fifteen different markets:

    Homebuilder                                      Market(s)
    -----------                                      ---------
    Brookstone Homes ("Brookstone")                  Janesville, Madison, and Milwaukee, Wisconsin
    Christopher Homes ("Christopher")                Las Vegas, Nevada
    Fortress Homes and Communities of Florida        Jacksonville, Florida
    ("Fortress Florida")
    Don Galloway Homes ("Galloway")                  Charlotte, North Carolina and Charleston, South Carolina
    The Genesee Company ("Genesee")                  Denver and Fort Collins, Colorado and Tucson, Arizona
    Iacobucci Homes ("Iacobucci")                    Philadelphia, Pennsylvania and Atlantic City, New Jersey
    Quail Homes ("Quail")                            Portland, Oregon
    Sunstar Homes ("Sunstar")                        Raleigh-Durham, North Carolina
    Whittaker Homes ("Whittaker")                    St. Louis, Missouri
    Wilshire Homes ("Wilshire")                      Austin and San Antonio, Texas

Beginning in the first quarter of 1999, the Company took steps to exit or reposition itself in the following markets:

    Homebuilder                                     Action                  Market(s) exited
    -----------                                     ------                  -----------------
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

The accompanying consolidated financial statements of Fortress have been prepared by the Company. In the opinion of management, the financial statements contain all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the Company's financial position as of September 30, 2000 and its operating results and cash flows for the nine month periods ended September 30, 2000 and 1999. Certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States have been condensed or omitted. The Company believes the disclosures made are adequate to make the information presented not misleading. However, the financial statements should be read in conjunction with the financial statements of the Company and notes thereto included in the 1999 Annual Report on Form 10-K.

Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations.

NOTE 2 - BASIS OF PRESENTATION AND NEW ACCOUNTING PRONOUNCEMENTS

Basis of Presentation
---------------------

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

New Accounting Pronouncements
-----------------------------

In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. The Company intends to adopt SFAS 133 in the first quarter of fiscal 2001. The adoption of SFAS 133 will not have a material effect on the financial position or results of operations of the Company

In 1999, the Securities and Exchange Commission ("SEC") staff issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB 101 explains how generally accepted accounting principles should be applied in the recognition of revenue in financial statements. The Company will implement SAB 101 in the fourth quarter of 2000. The adoption of SAB 101 will not have a material effect on the financial position or results of operations of the Company.


NOTE 3 - REAL ESTATE INVENTORIES

Real estate inventories are summarized as follows (in thousands):

                                                                September 30,     December 31,
                                                                    2000             1999
                                                                ------------      ------------
                                                                 (unaudited)
    Work-in-progress
     Sold homes                                                   $131,967          $100,759
     Speculative                                                    50,215            70,228
                                                                  --------          --------
         Total work-in-progress                                    182,182           170,987

    Land
     Finished lots                                                  85,977           105,432
     Land under development                                         53,666            22,420
     Unimproved land held for development                           10,225            13,924
                                                                  --------          --------
         Total land                                                149,868           141,776

    Lumber yard inventory                                            3,141             2,404
    Model homes                                                     14,058            13,346
                                                                  --------          --------

                                                                  $349,249          $328,513
                                                                  ========          ========

NOTE 4 - INTEREST

Information regarding interest is as follows (in thousands):

                                                             For the Nine Months Ended September 30,
                                                                     2000             1999
                                                                     ----             ----
                                                                  (unaudited)      (unaudited)
     During the periods:
      Interest incurred                                          $  27,509         $  25,128
      Interest capitalized                                         (24,033)          (20,759)
      Relief of previously capitalized interest                     20,049            19,289
                                                                 ---------         ---------
       Total interest expensed in statement of operations        $  23,525         $  23,658
                                                                 =========         =========

     At the end of the periods:
      Capitalized interest in ending inventory                   $  27,065         $  23,368
                                                                 =========         =========

NOTE 5 - NOTES AND MORTGAGES PAYABLE

Notes and mortgages payable consist of the following (in thousands):

                                                                 September 30,    December 31,
                                                                     2000             1999
                                                                     ----             ----
                                                                  (unaudited)
    13.75% Senior Notes due 2003                                  $100,000          $100,000
    Project specific land, land development and
        construction loans                                         194,636           183,298
    Mortgage warehouse lines of credit                              17,228            19,242
    Other loans                                                      4,875             2,850
                                                                  --------          --------
                                                                   316,739           305,390
    Less:  Unamortized debt issuance costs                          (2,892)           (3,732)
                                                                  --------          --------
                                                                  $313,847          $301,658
                                                                  ========          ========

The Company pays interest on the Senior Notes in arrears on May 15 and November 15 of each year at the rate of 13.75% per annum. The Senior Notes may not be redeemed at any time prior to maturity. The Senior Notes are unsecured and rank pari passu with, or senior in right of payment to, all other existing and future unsecured indebtedness of the Company. The Senior Notes, however, are effectively subordinated to secured debt of the Company to the extent of any collateral, as well as to the Company's subsidiaries indebtedness. The Company is required to maintain a consolidated tangible net worth of at least $15 million and other financial covenants, as defined, in the Senior Note Indenture. The Company was in compliance with these financial covenants at September 30, 2000.

In addition to financial covenants, the Senior Note Indenture imposes certain operating restrictions on the Company, based on its performance. These provisions place certain restrictions on the Company's ability to incur new debt above levels previously outstanding if the Company's Consolidated Fixed Charge Coverage Ratio, (basically EBITDA to interest incurred for the Company's Restricted Subsidiaries) is below a ratio of two to one. The Senior Note Indenture also restricts, and under certain conditions prevents, certain payments including the payment of dividends and the repurchase or redemption of the Company's stock. As of September 30, 2000, the Company had in excess of $9.4 million available for such payments, subject to the potential limitations discussed in this paragraph. Since June 30, 2000 the Company's Consolidated Fixed Charge Coverage Ratio has been below a ratio of two to one thereby potentially limiting the Company's ability to make any such restricted payments.

The loan agreements for project specific land, land development and construction loans are secured by a lien on the applicable residential development project or a specific unit under construction. Repayment of the loans are generally due upon sale of the collateral property. The loans bear interest at annual variable rates ranging primarily from 200 basis points over the LIBOR rate to 1.5% over

Prime rate and fixed rates primarily ranging from 8.0% to 9.75%. Certain of the subsidiary credit facilities contain covenants that limit the Company's overall ratio of debt to tangible net worth, and other covenants including minimum tangible net worth, current ratio and interest coverage. In addition, many of the credit facilities include similar covenants at the subsidiary level. The Company and its subsidiaries were in compliance with these covenants in all material respects as of September 30, 2000.

The Company's mortgage subsidiary has two lines of credit outstanding for the purpose of originating loans. The lines of credit are secured by the mortgage loans held for sale and are repaid upon sale of the mortgage loans. These lines bear interest at variable rates ranging from 1.5% over the LIBOR rate to 1.5% over the Fed Funds rate based on the type of loan and lending requirements. The aggregate commitment available under these lines at September 30, 2000 was $40.0 million.

One of the Company's subsidiaries has a line of credit for the purpose of purchasing lumber yard inventory. The line of credit matures October 1, 2001 and bears interest at Prime minus 0.5%. At September 30, 2000, the total commitment available is $2 million with $1.76 million outstanding. This outstanding portion is included in "other loans" above. The remainder of other loans consists primarily of debt financed corporate insurance policies which bear interest at varying rates between 7.25% and 8.93%.


NOTE 6 - CONVERTIBLE PREFERRED STOCK

The Company has authorized 1 million shares of $.01 par value preferred stock. The following are the Company's classes and series of preferred stock, amounts designated, and amounts outstanding at September 30, 2000 and December 31, 1999:

     Class AAA cumulative convertible (rate of 9% per annum), 40,000 designated, 28,500 issued and outstanding ($28.5 million aggregate liquidation preference)
     Series C convertible, 70,000 designated, 2,433 and 18,493, respectively, issuable (see below)
     Series D convertible, 67,500 designated, 30,000 issued and outstanding
              ($3,000,000 aggregate liquidation preference)
     Series E convertible, 50,000 designated, 12,229 and 17,443 respectively, issued and outstanding ($1,222,900 aggregate liquidation preference)

In May 2000 the Company eliminated the following classes/series of preferred stock, none of which were outstanding as of September 30, 2000 and December 31, 1999:
         Class AA cumulative convertible
         Series A 11% cumulative convertible
         Series B convertible
         Series F convertible

Under a Restructuring Agreement dated December 31, 1998, between the Company and Prometheus Homebuilders LLC ("Prometheus"), the Company agreed to issue to Prometheus 40,000 shares of Class AAA Redeemable Convertible Preferred Stock having an initial liquidation value of $40.0 million in exchange for the outstanding 40,000 shares of Class AA Convertible Preferred Stock having a liquidation value of $40.0 million held by Prometheus. This exchange was effective February 4, 1999.

The Company has the right to redeem the Class AAA Preferred Stock at any time until December 31, 2000 for its liquidation value plus dividends that, when combined with dividends previously paid on the Class AA Preferred Stock and subsequent dividend payments on the Class AAA Preferred Stock, will provide a 20% annual return from the inception of Prometheus' investment in the Company. The Company does not intend to redeem any Class AAA Preferred Stock unless and until it is certain such redemption would not violate a provision of its Senior
Note Indenture. As of September 30, 2000, the Company has redeemed $11.5 million in Class AAA Preferred Stock.

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


     Issue Price ($)                           Warrants
     ---------------                           --------
                                      $40 million            $28.5 million
                             liquidation value at     liquidation value as
                                         issuance   of  September 30, 2000

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

The number of shares into which each Supplemental Warrant may be exercisable will also be subject to certain customary anti-dilution adjustments. The exercisability of the Supplemental Warrants would also be subject to a revenue test, which provides that the Supplemental Warrants may not be exercised unless the Company's consolidated revenues for the most recent 16 full fiscal quarters exceeds $2,397,225,750. The revenue test is subject to adjustment for the sale of any Company subsidiary. As of September 30, 2000, for purposes of the revenue test, the Company's cumulative consolidated revenues for the most recent sixteen quarters was $2,378,464,000. In addition, the Company is required to maintain a minimum annualized revenue amount of $625.0 million for the four quarters tested, which is adjusted to $590.0 million for the four quarter period ended March 31, 2001 and June 30, 2001. The minimum annualized revenue is subject to further adjustment for the sale of Company subsidiaries.

In addition, should the Company elect to redeem all or a portion of the Class AAA Preferred Stock, the Company will then be obligated under a "make-whole" provision relating to Prometheus' common stock investment of 224,711 shares of common stock which was purchased upon the second closing of the Class AA Preferred Stock. The Company is obligated to arrange for the sale of Prometheus' common stock, at Prometheus' election, at any time during the period from November 15, 2000 to February 15, 2001 and deliver cash proceeds, provided that such proceeds result in Prometheus receiving no less than $5.50 per share. The number of shares the Company would be obligated to arrange to sell is pro-rata based on the percentage of the Class AAA redeemed. As of September 30, 2000, the Company is obligated to sell 64,604 shares of Prometheus' common stock. The number of shares and the guaranteed proceeds per share have been adjusted for the effect of the reverse stock split on July 10, 2000.

Under the terms of the Class AAA Preferred Stock, the Company is obligated to pay, on a quarterly basis, a 9% annual dividend. Due to the potential applicability of certain restrictions in the Senior Note Indenture, the amount of dividend due for the quarter ended September 30, 2000 was not paid and is included in accrued expenses. (See Note 5 - Notes and Mortgages Payable and Note 10 - Subsequent Events).

Under the terms of the Class D Preferred Stock, 15,000 shares were subject to a redemption request during the third quarter of 2000. Due to the potential applicability of certain restrictions in the Senior Note Indenture, these shares were not redeemed however, the value of the stock subject to redemption has been reclassified from equity to the status of mandatorily redeemable shares and is included in the balance sheet as an Obligation Under Preferred Stock Redemption Agreement. (See Note 5 - Notes and Mortgages Payable and Note 10 - Subsequent Events).

The Series C Preferred Stock (2,433 shares as of September 30, 2000) has been treated as outstanding for the purpose of calculating earnings per share; however, it will only be legally outstanding upon issuance.

Please refer to the Company's financial statements as reported on Form 10-K for the year ended December 31, 1999 (Note 9-Shareholders' Equity) for further information on the classes and terms of preferred stocks and warrants.


NOTE 7 - EARNINGS PER SHARE

The following table reconciles the numerators (income) and the denominators (shares) of the basic and diluted per-share computations (dollars in thousands). The weighted number of shares outstanding and the earnings per share have been restated for all periods presented to adjust for the reverse stock split on July 10, 2000:

                                                      For the three months ended     For the nine months ended
                                                              September 30,                 September 30,
                                                            2000          1999            2000        1999
                                                            ----          ----            ----        ----

Net income                                            $    3,346     $   2,278       $    6,126        3,763
Less preferred stock dividends
                                                           (666)          (668)         (2,001)      (2,461)
                                                      ----------     ----------      ----------   ----------

Income available to common shareholders               $    2,680     $    1,610      $    4,125        1,302
                                                      ==========     ==========      ==========   ===========
Basic EPS
Income applicable to common shareholders              $    2,680     $    1,610      $    4,125   $    1,302
Weighted average number of common shares
   outstanding                                         3,083,390      3,044,075       3,071,161    3,022,886

Basic income per share                                $     0.87           0.53            1.34          .43
                                                      ==========     ==========      ==========   ===========

Diluted EPS
Income available to common shareholders,
   basic                                              $    2,680     $    1,610      $    4,125   $     1,302

Plus preferred stock dividends                               641              0               0             0
                                                      ----------     ----------      ----------   -----------


Income available to common
   shareholders, diluted                              $    3,321     $    1,610      $    4,125   $     1,302
                                                      ==========     ==========      ==========   ===========


Weighted average number of common shares               3,083,390      3,044,075       3,071,161     3,022,886
outstanding
Effect of dilutive securities:
     Preferred stock                                   1,256,355        150,265          88,728       172,789
     Options                                                   0              0               0             0
                                                      ----------     ----------      ----------   -----------
Weighted avg. no. of common shares outstanding,
   diluted                                             4,339,745      3,194,340       3,159,889     3,195,675
                                                      ==========     ==========      ==========   ===========

Diluted income per share                              $     0.77     $     0.50      $     1.31   $       .41
                                                      ==========     ==========      ==========   ===========


The Company's intention upon conversion or redemption (as the case may be and if and when such conversion or redemption occurs) of Series C and E Preferred Stock, and the portion of Series D Preferred Stock not called for redemption (See Note 9-Shareholders' Equity Form 10-K) is to issue Common Stock on the basis of the 2.5-for-1 conversion ratio contemplated in the respective agreements (as adjusted from 10 for 1 for the reverse stock split on July 10, 2000) and to pay cash for the difference between the $100 liquidation value per share and the market value of the Common Stock converted at 2.5-for-1. Accordingly, the Company would normally include in its calculation of earnings per share additional shares of common stock to be issued under the "if converted" method at the 2.5-for-1 conversion ratio.

The following common stock equivalents of the Company's various classes of preferred stock were not included in the computation of diluted earnings per share because the effect of adding back the related dividends and weighted average common shares would be antidilutive:

                                                                   Potential Common     Potential Common Stock
                                           Convertible into        Stock outstanding,      outstanding, nine
                     Outstanding at       Common Shares as of      three months ended       months ended
                      September 30,          September 30,           September 30,          September 30,
                    ----------------     --------------------    --------------------   ----------------------
                    2000       1999      2000         1999       2000        1999        2000         1999
                    ----       ----      ----         ----       ----        ----        ----         ----
  Class/ Series
  Class AA           N/A          0        N/A           0        N/A           0         N/A      622,711
  Class AAA       28,500     28,500  1,187,500   1,187,500   dilutive   1,187,500   1,187,500    1,198,703
  Series C         2,433     18,493      6,083      46,233   dilutive    dilutive    dilutive     dilutive
  Series D        30,000     30,000     37,500      75,000   dilutive    dilutive    dilutive     dilutive
  Series E        12,229     17,443     30,573      43,608     30,573      43,945      37,565       46,408
  Series F           N/A      5,000        N/A      12,500        N/A    dilutive         N/A     dilutive

NOTE 8 - SALE OF ASSETS AND SPECIAL CHARGES

On March 26, 1999, the Company sold the assets of Landmark and realized a loss of $2.9 million. As of the disposition date, Landmark had total assets of approximately $11.3 million, which included unrecovered goodwill of approximately $3.0 million. The total selling price was approximately $8.3 million.

Included in operating expenses for the nine months ended September 30, 1999 were special charges totaling $1.3 million related to the restructuring and phasing out of two of the Company's other operating subsidiaries. The Company's Wilshire division (formerly operating as Buffington) decided to exit certain communities and accrued restructuring charges of approximately $0.5 million. In addition, the Company recorded charges of approximately $0.8 million (including $0.3 million in unrecovered goodwill), as a result of its decision to wind down the operations of its WestBrook division. As of the end of 1999, substantially all of the restructuring costs accrued in the first quarter of 1999 had been paid and charged against the liability established as of March 31, 1999.

NOTE 9- ASSET IMPAIRMENT CHARGE

During the third quarter of 1999, the Company evaluated the carrying value of two communities in its Las Vegas market. The fair value of the communities was determined using a discounted cash flow projection of future revenues and current and projected costs. The Company determined that an adjustment to current carrying value was appropriate in accordance with Statement of Financial Accounting Standard No. 121 (Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of). The assets involved include developed lots, homes under construction, and completed homes. These two communities were closed out as of September 30, 2000. Based on the analysis of fair value, referenced above, the Company recognized during the third quarter of 1999 an asset impairment charge of $2.0 million. This charge has been included in the Company's determination of Net Operating Income.

NOTE 10- SUBSEQUENT EVENTS

On October 11, 2000 the Company received notice from the holder of its Class
AAA Cumulative Convertible Preferred Stock acknowledging that, although the Company failed to pay the quarterly dividend due on October 2, 2000, the holder was not declaring a Payment Default and not seeking to exercise any remedies at this time. The holder also expressly reserved and stated it was not waiving any rights it may have against the Company. As a result of the Company's failure to pay the dividend, the holder of the Class AAA Preferred Stock has the right to elect additional directors to the Company's Board until such time as its elected directors constitute a majority of the Board. (See Note 5 - Notes and Mortgages Payable and Note 6 - Convertible Preferred Stock).

On September 27, 2000, a holder of 1,000 shares of the Class E Convertible Preferred Stock filed a lawsuit against the Company asserting wrongful failure to redeem 400 shares of this holder's preferred stock which had become redeemable. Due to the potential applicability of certain restrictions in the Senior Note Indenture, the Company deferred the redemption of this stock. (See
Note 5 - Notes and Mortgages Payable and Note 6 - Convertible Preferred
Stock).

On November 1, 2000 the holder of the Company's Class D Convertible Preferred Stock filed a demand for arbitration seeking to compel the Company to redeem 15,000 shares of that stock that became redeemable during the third quarter of 2000. Due to the potential applicability of certain restrictions in the Senior
Note Indenture the Company deferred the redemption of this stock. The Company intends to defend its actions in this matter. (See Note 5 - Notes and Mortgages Payable and Note 6 - Convertible Preferred Stock).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following table sets forth for the periods indicated certain items of the Company's consolidated results of operations and those results as a percentage of the Company's total revenues and its segment revenues:
 (dollars expressed in thousands)

                                                     For the Three Months        For the Three Months
                                                   Ended September 30, 2000    Ended September 30, 1999
                                                   ------------------------    ------------------------
                                                                % of     % of               % of    % of
                                                               Total  Segment              Total Segment
                                                              ------  -------             ------ -------
Total revenues                                     $174,913   100.0%            $182,076  100.0%
Homebuilding revenues                               173,484    99.3%  100.0 %    180,655   99.2%  100.0%
Gross profit                                         26,510    15.2%   15.3 %     27,246   15.0%   15.1%
Operating expenses (incl. amort. &
restructuring)                                       21,175    12.1%   12.2 %     22,394   12.3%   12.4%
Homebuilding income before asset impairment
  charge and taxes                                    5,593     3.2%    3.2 %      6,317    3.5%    3.5%
Homebuilding pre-tax income                           5,593     3.2%    3.2 %      4,327    2.4%    2.4%
Mortgage revenues                                     1,429     0.8%  100.0 %      1,421    0.8%  100.0%
Mortgage expenses                                     1,288     0.7%   90.2 %      1,619    0.9%  113.9%

Mortgage pre-tax income (loss)                           80     0.0%     5.6%      (227)  (0.1)% (16.0)%
Pre-tax income                                        5,673     3.2%               4,100    2.3%

                                                      For the Nine Months        For the Nine Months
                                                   Ended September 30, 2000   Ended September 30, 1999
                                                   ------------------------   ------------------------
                                                                % of     % of               % of    % of
                                                               Total  Segment              Total Segment
                                                              ------  -------             -----  -------
Total revenues                                     $489,167   100.0%           $514,811   100.0%
Homebuilding revenues                               485,147    99.2%   100.0%   510,428    99.1%  100.0%
Gross profit                                         71,562    14.6%    14.8%    75,558    14.7%   14.8%
Operating expenses (incl. amort., restruc.
& imp.)                                              60,905    12.5%    12.6%    64,340    12.5%   12.6%
Homebuilding income before asset impairment charge,
  special charges and taxes                          10,312     2.1%     2.1%    13,170     2.6%    2.6%
Homebuilding pre-tax income                          10,312     2.1%     2.1%     9,910     1.9%    1.9%
Mortgage revenues                                     4,020     0.8%   100.0%     4,383     0.9%  100.0%
Mortgage expenses                                     3,752     0.8%    93.3%     4,364     0.8%   99.6%


Mortgage pre-tax income (loss)                           70       0%     2.0%      (100)      0%  (2.3)%
Loss on Sale of Landmark Homes                            0       0%       0%    (2,900)  (0.6)%
Pre-tax income                                       10,382     2.1%              6,910     1.3%

Consolidated Results of Operations

Comparison of the Company's Results of Operations for the Three and Nine Months Ended September 30, 2000 and 1999.

Homebuilding Operations
General

                               New Orders, Net                         Closings                  Backlog
                               ---------------                         --------                  -------
                          Three months     Nine months      Three months     Nine months
                             ended           ended              ended           ended             AS of
                          September 30,   September 30,     September 30,    September 30,    September 30,
                          2000    1999     2000    1999     2000    1999     2000     1999    2000     1999
                          ----    ----     ----    ----     ----    ----     ----     ----    ----     ----
    State
    -----
    Arizona                 33      12       99      31       38       7       78       51      26       14
    Colorado                84      57      305     232       90      73      216      226     293      189
    Florida                128     160      503     665      149     189      503      548     297      416
    Missouri                87      89      327     383      134     161      322      415     101      156
    Nevada                  20      26       73      95       33      25      106       76      48      105
    New Jersey              13       4       42      12       15       7       29        7      23        5
    North Carolina         130     157      411     560      142     176      369      498     197      305
    Oregon/Washington       11      37       61     105       13      27       56       75      19       43
    Pennsylvania            55      26      120     114       37      35       91      120      68       47
    South Carolina          12      45       67     118       30      37       91       98      51      101
    Texas                  124     155      426     523      121     177      434      574     227      249
    Virginia                 0       1        1      18        0      10        2       26       0        9
    Wisconsin               41      43      145     174       53      57      131      161      55       74
                            --      --      ---     ---       --      --      ---      ---      --       --
          Total            738     812    2,580   3,030      855     981    2,428    2,875   1,405    1,713

The Company achieved net new orders of 738 homes and 2,580 homes for the three and nine months ended September 30, 2000, compared to 812 and 3,030 homes for the same periods in 1999, a decrease of 9.1% for the three month period and 14.9% for the nine month period. While several of the Company's markets, Denver and Tuscon in particular, experienced strong increases from the third quarter of 2000 over the third quarter of 1999, most of our other markets showed declines. The softening of these markets was due in part, we believe, to rising interest rates in the early portion of this year, as well as delays in opening of new communities in several locations. New orders for the nine months ended September 30, 2000 versus the nine months ended September 30, 1999 were affected by these factors, as well as the Company's decision in the first quarter of 1999 to exit certain markets (see Note 8 - Sale of Assets and Special Charges). Approximately 26% (118 out of a total of 450) of the decline in new orders from 1999 to 2000 stemmed from this strategy.

The Company has a combined backlog of 1,405 homes, with a dollar value of $310.2 million at September 30, 2000, as compared to 1,713 homes, with a dollar value of $345.1 million at September 30, 1999. This represents an 18.0% decrease in backlog units and a 10.1% decrease in backlog value. The decline of backlog units is primarily due to the decreased level of new orders in recent quarters. Partially offsetting the unit decline is a 9.6% increase of the average sales price of homes in backlog, from $201,400 at September 30, 1999 to $220,700 at September 30, 2000. Furthermore, the declines in volume in a number of markets were offset by the mix of backlog between divisions. In Colorado where our average sales price is the second highest in the Company we experienced a year over year increase in backlog of 104 units (55%) along with a 16.8% increase in average revenue per unit.

Revenues

Homebuilding revenues for the third quarter of 2000 were $173.5 million, as compared to $180.7 million for the same period of 1999, representing a decrease of 4.0%. Dispositions discussed previously accounted for approximately $3.0 million of the quarter over quarter decrease. In addition, fewer new orders from ongoing operations in recent quarters resulted in fewer homes closed in the third quarter of 2000 (855) versus the third quarter of 1999 (981), a decrease of 12.8%. Partially offsetting this decrease was an increase in the average price of a home closed from $179,700 to $194,500 (8.2%). While the majority of the Company's markets experienced increases in average prices, the Denver division contributed most significantly, due to increases in the average price of its already higher-priced homes, as well as a very large increase in the volume of homes closed.

For the nine-month period, homebuilding revenues were $485.1 million, a 5.0% decrease from the $510.4 million reported for the same period last year. Approximately $19 million of the decrease was attributable to dispositions during the first quarter of 1999. Also, the decrease reflects an 11.9% decrease in the number of homes closed from ongoing operations (2,426 in the nine month period ending September 30, 2000 versus 2,754 in the comparable period of 1999), offset by an 11.0% increase in the average price of the homes closed (approximately $194,400 versus $175,200). Approximately 31% of this increase in average price year over year was due to the Company's Las Vegas division. The Las Vegas division has experienced increases in average price of its already high-priced luxury homes, as well as an increase in the volume of homes closed.

Gross Profit

Gross profit for the quarter ended September 30, 2000 was $26.5 million, as compared to $27.2 million for the comparable period of 1999. However the Company's gross profit margins increased from 15.1% of homebuilding revenues to 15.3% for the same periods. As discussed in the revenue section above, since the Company's Denver division contributed significantly to the average price of homes quarter over quarter, the Company's gross profit margins continue to be positively affected by increased margin levels in Denver.

For the nine month period ended September 30, 2000 gross profit decreased 5.3% to $71.6 million from $75.6 million last year. As discussed in the revenue section above, although the Company's Las Vegas division contributed significantly to the average price of homes year over year, the Company's gross profit margins continue to be adversely affected by reduced margin levels in Las Vegas. Excluding the results of the Las Vegas division during the first nine months from both periods, gross profit margins increased from 15.2% during 1999 to 16.0% during 2000. The trend in gross profit margins, is expected to increase in the fourth quarter due to a declining impact of the Las Vegas division and to the large volume increases in Colorado where gross profit margins are the highest in the Company.

Operating Expenses

Operating expenses (including selling, general and administrative, restructuring charges, and goodwill amortization) for the quarters ended September 30, 2000 and 1999 were $21.2 million (12.2% of homebuilding revenue) and $22.4 million (12.4% of homebuilding revenue), respectively. For the nine month period ended September 30, 2000 and 1999, total operating expenses were $60.9 million (12.6% of revenue) and $64.3 million (12.6% of revenue). The Company recognized $2.0 million in asset impairment charges during the quarter ended September 30, 1999 pertaining to the write down of land and work-in-process inventory in two communities nearing closeout in our Las Vegas market. (See Note 9 -Asset Impairment Charge). The company also recognized $1.3 million in special charges during the three months ended March 31, 1999 pertaining to restructuring costs associated with several of its subsidiaries (See Note 8 - Sale of Assets and Special Charges). Excluding the impact of these charges, total operating expenses for the nine months ended September 30, 1999, would have been $61.1 million (12.0% of revenue).

Selling expenses increased to $11.8 million (6.8% of revenue) for the quarter ended September 30, 2000 as compared to $11.3 million (6.3% of revenue) for the same period of 1999. The majority of this increase is due to sales and marketing initiatives implemented in order to offset declining sales. For the nine-month period selling expenses decreased to $33.1 million (6.8% of revenue) as compared to $33.5 million (6.6% of revenue) for the same period of 1999. The decrease in absolute dollar amounts for the nine-month period was primarily due to previously discussed dispositions.

General and administrative expenses increased to $8.7 million (5.0% of homebuilding revenue) for the third quarter of 2000, as compared to $8.5 million (4.7% of homebuilding revenue) for the third quarter of 1999. For the nine-month period, general and administrative expenses were $25.9 million (5.3% of revenue) as compared to $25.6 million (5.0% of revenue) in 1999. We expect these increases will continue to be offset by higher revenues as volume increases continue during the fourth quarter of 2000. This could possibly reverse the trend of increasing general and administrative expenses as a percentage of revenue.

Homebuilding Pretax

Homebuilding pretax income for the third quarter of 2000 was $5.6 million (3.2% of homebuilding revenues), as compared to $4.3 million (2.4% of homebuilding revenues) for the third quarter of 1999 ($6.3 million excluding the impact of asset impairment charges taken as previously noted). For the nine-month period homebuilding pretax income increased to $10.3 million (2.1% of homebuilding revenues) in 2000 from $9.9 million (1.9% of homebuilding revenues) in 1999 ($13.2 million excluding the impact of asset impairment & special charges taken as previously noted). Reduced volume in 2000 due to the Company's dispositions and recent quarter declines in new orders within ongoing operations were offset by margin improvement for both the third quarter of 2000 as well as the nine-month period ended September 30, 2000 and the absence of asset impairment and special charges.

Financial Services Operations

Revenue for the three months ended September 30, 2000 remained constant at $1.4 million for both the quarter ended September 30, 2000 and for the same period of 1999. These revenues decreased 8.3% to $4.0 million from $4.4 million for the nine-month period. Expenses for the three months ended September 30, 2000 decreased 20.4% to $1.3 million for the comparable period of 1999 due to a decline in the number of branches. These expenses decreased 14.0% to $3.8 million from $4.4 million for the nine-month period.

For the three-month period ended September 30, 1999 financial services pretax loss of $227,000 increased to a profit of $80,000 for the comparable period of 2000. Financial services pretax loss of $100,000 for the nine-month period ended September 30, 1999 increased to a profit of $70,000 for the comparable period of 2000, which resulted primarily from the volume increases in mortgage originations and declines in general and administrative expenses.

Improving capture rates (the percentage of the Company's home closings financed by loans originated by the Fortress Mortgage) and reduction of operating expenses have improved Fortress Mortgage's operating results. The capture rates for the markets served by the mortgage company for the nine months ended September 30, 2000 and 1999 were 57.0% and 40.0%, respectively. The capture rate of homes in backlog at September 30, 2000 was 60.2%. Currently, Fortress Mortgage serves all of the Company's homebuilding markets with the exception of Las Vegas, Philadelphia, Atlantic City and Charleston.

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

Net Income

Due to the previously described factors and the income tax effect thereof, net income for the three months ended September 30, 2000 was $5.7 million, as compared to $4.1 million in the same period of 1999. For the nine-month period ended September 30, 2000, net income was $10.4 million, a $3.5 million increase from the same period a year ago. Excluding the impact of the sale of Landmark Homes, special charges and asset impairment charges noted above, net income for the nine-months ended September 30, 1999 would have been approximately $13.1 million.

The weighted number of shares outstanding and the earnings per share have been restated for all periods presented to adjust for the reverse stock split on July 10, 2000. Earnings per common share for the quarter ended September 30, 2000 was $0.87 and $0.77, on a basic and diluted basis, respectively. For the comparable period of 1999, income per share on a basic and diluted basis was $0.53 and $0.50, respectively. Earnings per share for the nine-month period ended September 30, 2000 was $1.34 and $1.31, on a basic and diluted basis, respectively. For the comparable period of 1999, earnings per share was $0.43 and $0.41 on a basic and diluted basis.

As indicated in Note 6 - Convertible Preferred Stock, the exercisability of the Supplemental Warrants related to the Class AAA Preferred Stock is subject to a consolidated revenue test ("Revenue Threshold Event", as defined in the Company's Supplemental Warrant Agreement dated February 4, 1999). The Company expects to exceed this revenue threshold during the fourth quarter of 2000 and accordingly, the Supplemental Warrants will be included in future calculations of the common stock equivalents for the purpose of calculating diluted earnings per share. Based upon the current price of the Company's Common Stock, this is expected to result in a material decrease in the Company's diluted income per share. These Warrants do not become exercisable prior to September 30, 2001. (See Note 6 - Convertible Preferred Stock and Note 7 - Earnings Per Share).

Earnings before interest, taxes, depreciation and amortization (EBITDA) decreased to $15.3 million (8.7% of revenue) for the three months ended September 30, 2000, as compared to $16.3 million (8.9% of revenue) for the same period in 1999. For the nine-month period EBITDA decreased to $39.0 million (8.0%) of revenue) from $42.6 million (8.3% of revenue) for the same period in 1999. EBITDA is provided as a supplemental measurement of the Company's operating performance. EBITDA does not represent cash flows from operations as defined by GAAP and should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. In addition, EBITDA measures presented by the Company may not be comparable to other similarly titled measures of other companies.

Liquidity and Capital Resources

The Company's operating activities involve several components, principally home construction, land development, and mortgage loan origination for home purchasers. During the nine-months ended September 30, 2000, the Company's operating activities, taken in the aggregate, utilized approximately $15.3 million of cash. This cash utilization was primarily the result of increases in inventories of approximately $23.8 million. Offsetting this inventory buildup were net income of $6.1 million and increases in accrued expenses of $4.5 million.

The Company's investing activities utilized approximately $4.5 million in cash, primarily due to additional consideration of approximately $3.5 million paid under the earnout provisions of prior period acquisitions. In addition, purchases of property and equipment totaled $3.0 million and proceeds from land held for resale were approximately $3.6 million.

Financing activities provided $9.7 million of cash flow. Net borrowings under notes and mortgages payable of $11.3 million were used to finance the buildup of inventory discussed in the cash flows from the operating activities paragraph above. Offsetting these net borrowings was $1.4 million for the payment of preferred dividends.

The Company regularly refinances existing loan agreements and executes new loan agreements. Approximately $495 million of secured lending facilities were in place at the subsidiary level at September 30, 2000. Under these credit facilities, the Company has borrowed $210 million at September 30, 2000. The total amount available under these commitments varies based on individual loan covenants and inventory levels.

Under the terms of the Company's Senior Note Indenture, the Company's ability to incur new debt, beyond existing secured debt amounts, is limited to $50 million of new debt incurrence, if the Company's Consolidated Fixed Charge Coverage Ratio (as defined in the Indenture) is below a ratio of 2 to 1. Since June 30, 2000 the Company's Consolidated Fixed Charge Coverage Ratio was below 2 to 1 and as such the Company is limiting new incurrence of indebtedness in accordance with the Indenture's terms. The Company does not believe that this limitation will have a material adverse effect on its ability to continue to finance it inventories and operations, for the foreseeable future. (See Note 5 Notes and Mortgages Payable ).

Management believes that funds available through the existing credit facilities coupled with the cash on hand and cash generated through operations will be adequate for the anticipated cash needs of its current operations for the foreseeable future. As of September 30, 2000 the Company had cash and cash equivalents on hand of $7.4 million.

At September 30, 2000, the Company had 5,119 lots in inventory beyond those already in backlog. This represents, in aggregate, an estimated eighteen-month supply of land based on sales absorption rates for the first nine months of 2000. One of the Company's operating strategies is to keep a relatively low supply of finished lots and lots under development in order to manage and minimize risk associated with land ownership. The Company utilizes land options and investments in land limited partnerships as methods of controlling and subsequently acquiring land. In markets where lot options are not readily available to meet its needs, the Company is pursuing additional off-balance sheet arrangements to reduce its economic risk. The Company plans to continue these practices and expects to exercise, subject to market conditions, substantially all of its option contracts. At September 30, 2000, the Company had an additional 11,288 lots under option representing approximately a 40-month supply of land based on the same absorption rates as above.

Failure to Make Payments on Preferred Stock

The Company's Senior Note Indenture (the "Indenture") places certain restrictions if the Company's Consolidated Fixed Charge Coverage Ratio (basically EBITDA to interest incurred for the Company and its Restricted Subsidiaries (as defined in the Indenture)) is below a ratio of two to one (the "Coverage Test"). As a result, this Indenture also restricts, and under certain conditions prevents, certain payments, including the payment of dividends and the repurchase or redemption of the Company's stock (the "Restricted Payments Covenant"), based in part on the Coverage Test. Since June 30, 2000, the Company did not meet the Coverage Test threshold of two to one, thereby potentially limiting the Company's ability to make payments under the Restricted Payments Covenant.

In August 2000, 15,000 shares of the Company's outstanding Series D Preferred Stock, with an aggregate liquidation preference of $1,500,000, became subject to mandatory redemption as a result of the holder's request for this redemption. Under the terms of the Series D Preferred Stock, the Company is entitled to redeem the Series D Preferred Stock for cash or shares of the Company's common stock that would yield sale proceeds to the holder of at least $1,500,000. In this instance, the Company elected to redeem in cash. Under the terms of the Series D Preferred Stock, the Company is not obligated to redeem, and any redemption is deferred, if such redemption would contravene any provision of the Senior Note Indenture. The Company did not redeem the Series D Preferred Stock. The liquidation preference of the 15,000 Series D shares has been reclassified from equity to the status of mandatorily redeemable shares and is included in the balance sheet as an Obligation Under Preferred Stock Redemption Agreements. Also, 600 shares of the Company's outstanding Series E Preferred Stock, with an aggregate liquidation preference of $60,000, became subject to mandatory redemption upon request of the holder, which request was exercised. The Company has not redeemed the Series E Preferred Stock.

In addition, the Company did not make the September 30, 2000, quarterly dividend payment on 28,500 shares of its outstanding Class AAA 9% Preferred Stock, with an aggregate liquidation preference of $28,500,000. The amount of the dividend has been included in accrued expenses.

The Company did not redeem the Series D or Series E Preferred Stock or pay the dividend on the Class AAA Preferred Stock in order to avoid the possibility of violating the Restricted Payments Covenant. The Company does not intend to make payments on account of dividends, repurchase or redemption of any of its outstanding Preferred Stock until such time as it satisfies the Coverage Test or otherwise is certain that the payments will not violate the Restricted Payments Covenant.

Under the terms of the Class AAA Preferred Stock, if the Company fails to pay dividends on the Class AAA Preferred Stock, the holder of the Class AAA Preferred Stock is entitled to elect directors of the Company constituting a majority of the Company's board. This right matures once a Payment Default (as defined in the Class AAA Preferred Stock) is declared by the holder of the Class AAA Preferred Stock and continues until such time as the Company has (i) cured any and all Payment Defaults and (ii) paid dividends currently under the Class AAA Preferred Stock for four consecutive quarterly periods. On October 11, 2000, the Company received notice from the holder of the Class AAA Preferred Stock acknowledging that although the Company failed to pay the quarterly dividend due on October 2, 2000, the holder was not invoking its right to declare a payment default. The holder of the Class AAA Preferred Stock also expressly reserved and stated that it was not waiving any rights it may have against the Company.

On November 1, 2000, the holder of the Series D Preferred Stock filed a demand for arbitration seeking to compel the Company to redeem the outstanding Series D Preferred Stock that became redeemable in August 2000 for $1,500,000 or at least 666,667 shares of the Company's common stock (subject to the obligation that the sale would yield proceeds of $1,500,000). In addition, on September 27, 2000, a holder of the Series E Preferred Stock commenced litigation against the Company asserting the wrongful failure to redeem his 400 shares of Series E Preferred Stock and seeking a judgment of $100,000.

The Company continues to seek ways that will result in increasing the Coverage Test to a level that exceeds two to one. However, the Company cannot predict whether or in what time frame it will be able to meet the two to one threshold. In addition, certain holders of the Preferred Stock may pursue claims against the Company, which could result in, among other things, a monetary judgment against the Company or an exchange of Series D Preferred Stock for shares of the Company's common stock. Although the Company believes it has defenses to some or all of these claims, the Company is unable to predict whether the holders of the Preferred Stock will prevail in asserting any of their claims and, if so, what the ultimate impact on the Company will be from these claims.

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


                                       THE FORTRESS GROUP, INC.



Date:    November 14, 2000             By:     /S/ George C. Yeonas
         ------------------               ------------------------------------
                                              George C. Yeonas
                                              Chief Executive Officer



Date:    November 14, 2000             By:     /S/ Jeffrey W. Shirley
         ------------------               ------------------------------------
                                              Jeffrey W. Shirley
                                              Chief Financial Officer,
                                              And Principal Accounting Officer

                                  EXHIBIT INDEX


                Number     Description
                ------     ------------

                27         Financial Data Schedule