Form 10-Q/A
period 2000-09-30
FORTRESS GROUP INC
filed 2001-03-12
CIK 1010607

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


Explanatory Note: This 10-Q/A is being filed solely to amend the disclosure concerning the revenue threshold of the Supplement Warrants as discussed in the Consolidated Statement of Operations and in the Condensed Notes to Consolidated Financial Statements number 6 and 7. Management's Discussion and Analysis of Financial Condition and Results of Operations have also been restated where appropriate.

                            THE FORTRESS GROUP, INC.

                        QUARTER ENDED September 30, 2000

                                      INDEX
                                                                           PAGE

PART I - FINANCIAL INFORMATION

   Item 1.

           The Fortress Group, Inc.
                    Consolidated Balance Sheets (unaudited)                  3
                    Consolidated Statements of Operations
                      (unaudited)                                            4
                    Consolidated Statements of Cash Flows
                      (unaudited)                                            6
                    Condensed Notes to Consolidated Financial Statements
                      (unaudited)                                            7



   Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations                    15


PART II - OTHER INFORMATION


   Item 2. Changes in Securities                                            22
   Item 5. Other Information                                                22
   Item 6. Exhibits and Reports on Form 8-K.                                22
             (a)     Exhibits.
             (b)     Reports on Form 8-K.



PART III -

SIGNATURES                                                                  23

EXHIBIT INDEX                                                               24

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

                            THE FORTRESS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           (Unaudited, dollars in thousands, except per share amounts)


                                                                            For the Three              For the Three
                                                                             Months Ended              Months Ended
                                                                          September 30, 2000        September 30, 1999
                                                                          ------------------        ------------------
TOTAL REVENUES                                                                  $174,913                   $182,076
                                                                                -------                    -------
HOMEBUILDING:
    Residential sales                                                           $166,167                   $176,245
    Lot sales and other                                                            7,317                      4,410
                                                                                --------                   --------
          Homebuilding revenues                                                  173,484                    180,655
    Cost of sales                                                                146,974                    153,409
                                                                                --------                   --------
          Gross profit                                                            26,510                     27,246
    Selling                                                                       11,813                     11,337
    General and administrative                                                     8,726                      8,464
    Asset impairment charge (see Note 9)                                               0                      1,990
    Goodwill amortization                                                            636                        603
                                                                                --------                   --------
          Operating income                                                         5,335                      4,852
                                                                                --------                   --------
    Other expense (income):
       Interest expense                                                             596                       1,156
       Interest (income)                                                           (181)                       (147)
       Other, net                                                                  (673)                       (484)
                                                                                -------                    --------

    Homebuilding income before taxes                                              5,593                       4,327

FINANCIAL SERVICES:
    Revenues                                                                      1,429                       1,421
    General, administrative and other expenses                                    1,288                       1,619
    Interest expense                                                                410                         316
    Interest (income)                                                              (349)                       (287)
                                                                                -------                    --------

    Financial Services income/(loss) before taxes                                    80                        (227)

Income before taxes                                                               5,673                       4,100
Provision for income taxes                                                        2,327                       1,822
                                                                                -------                    --------

Net income                                                                      $ 3,346                    $  2,278
                                                                                =======                    ========

Net income available to common shareholders, basic                              $ 2,680                    $  1,610
                                                                                =======                    ========

Net income available to common shareholders, diluted                            $ 2,680                    $  1,610
                                                                                =======                    ========

NET INCOME PER SHARE DATA (See Note 7):

    Net income per share, basic                                                 $  0.87                    $    .53
                                                                                =======                    ========
    Net income per share, diluted                                               $  0.29                    $    .50
                                                                                =======                    ========

    Weighted average shares outstanding, basic                                3,083,390                   3,044,075
                                                                              =========                   =========
    Weighted average shares outstanding, diluted                              9,089,745                   3,194,340
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

                            THE FORTRESS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           (Unaudited, dollars in thousands, except per share amounts)


                                                                             For the Nine              For the Nine
                                                                             Months Ended              Months Ended
                                                                          September 30, 2000        September 30, 1999
                                                                          ------------------        ------------------
TOTAL REVENUES                                                                 $489,167                   $514,811
                                                                               --------                    -------
HOMEBUILDING:
    Residential sales                                                          $472,338                   $502,504
    Lot sales and other                                                          12,809                      7,924
                                                                               --------                   --------
          Homebuilding revenues                                                 485,147                    510,428
    Cost of sales                                                               413,585                    434,870
                                                                               --------                   --------
          Gross profit                                                           71,562                     75,558
    Selling                                                                      33,137                     33,496
    General and administrative                                                   25,858                     25,595
    Asset impairment charge (see Note 9)                                              0                      1,990
    Special charges (see Note 8)                                                      0                      1,270
    Goodwill amortization                                                         1,910                      1,989
                                                                               --------                   --------
          Operating income                                                       10,657                     11,218
                                                                               --------                   --------
    Other expense (income):
       Interest expense                                                           2,367                      3,494
       Interest (income)                                                           (526)                      (422)
       Other, net                                                                (1,496)                    (1,764)
                                                                               --------                   --------

    Homebuilding income before taxes                                             10,312                      9,910

FINANCIAL SERVICES:
    Revenues                                                                      4,020                      4,383
    General, administrative and other expenses                                    3,752                      4,364
    Interest expense                                                              1,109                        875
    Interest (income)                                                              (911)                      (756)
                                                                               --------                   --------

    Financial Services income/(loss) before taxes                                    70                       (100)

Loss on sale of Landmark Homes (see Note 8)                                           0                      2,900

Income before taxes                                                              10,382                      6,910
Provision for income taxes                                                        4,257                      3,147
                                                                               --------                   --------

Net income                                                                     $  6,125                   $  3,763
                                                                               ========                   ========

Net income available to common shareholders, basic                             $  4,125                   $   1,302
                                                                               ========                   =========

Net income available to common shareholders, diluted                           $  4,125                   $   1,302
                                                                               ========                   =========

NET INCOME PER SHARE DATA (See Note 7):

    Net income per share, basic                                                $   1.34                   $    .43
                                                                               ========                   ========
    Net income per share, diluted                                              $   0.80                   $    .41
                                                                               ========                   ========

    Weighted average shares outstanding, basic                                3,071,161                  3,022,886
                                                                              =========                  =========
    Weighted average shares outstanding, diluted                              5,153,502                  3,195,675
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


The number of shares into which each Supplemental Warrant may be exercisable will also be subject to certain customary anti-dilution adjustments. The exercisability of the Supplemental Warrants was subject to a revenue test, which provided that the Supplemental Warrants may not be exercised unless the Company's consolidated revenues for the most recent 16 full fiscal quarters exceeds $2,397,225,750, as adjusted for the sale of any Company subsidiary. As of September 30, 2000, for purposes of the revenue test, the Company's cumulative consolidated revenues for the most recent sixteen quarters exceeded the revenue threshold as adjusted and consequently the Supplemental Warrants have vested and become exercisable beginning September 30, 2001.


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


NOTE 7 - EARNINGS PER SHARE

The following table reconciles the numerators (income) and the denominators (shares) of the basic and diluted per-share computations (dollars in thousands). The weighted number of shares outstanding and the earnings per share have been restated for all periods presented to adjust for the reverse stock split on July 10, 2000:


                                                      For the three months ended     For the nine months ended
                                                              September 30,                 September 30,
                                                            2000          1999            2000        1999
                                                            ----          ----            ----        ----

Net income                                            $    3,346     $   2,278       $    6,126        3,763
Less preferred stock dividends
                                                           (666)          (668)         (2,001)      (2,461)
                                                      ----------     ----------      ----------   ----------

Income available to common shareholders               $    2,680     $    1,610      $    4,125        1,302
                                                      ==========     ==========      ==========   ===========
Basic EPS
Income applicable to common shareholders              $    2,680     $    1,610      $    4,125   $    1,302
Weighted average number of common shares
   outstanding                                         3,083,390      3,044,075       3,071,161    3,022,886

Basic income per share                                $     0.87           0.53            1.34          .43
                                                      ==========     ==========      ==========   ===========

Diluted EPS
Income available to common shareholders,
   basic                                              $    2,680     $    1,610      $    4,125   $     1,302

Plus preferred stock dividends                                 0              0               0             0
                                                      ----------     ----------      ----------   -----------


Income available to common
   shareholders, diluted                              $    2,680     $    1,610      $    4,125   $     1,302
                                                      ==========     ==========      ==========   ===========


Weighted average number of common shares               3,083,390      3,044,075       3,071,161     3,022,886
outstanding
Effect of dilutive securities:
     Preferred stock                                      68,855        150,265          88,728       172,789
     Common Stock Warrants                             5,937,500                      1,993,613
     Options                                                   0              0               0             0
                                                      ----------     ----------      ----------   -----------
Weighted avg. no. of common shares outstanding,
   diluted                                             9,089,745      3,194,340       5,153,502     3,195,675
                                                      ==========     ==========      ==========   ===========

Diluted income per share                              $     0.29     $     0.50      $     0.80   $       .41
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

The following common stock equivalents of the Company's various classes of preferred stock were not included in the computation of diluted earnings per share because the effect of adding back the related dividends and weighted average common shares would be antidilutive:

                                                                   Potential Common     Potential Common Stock
                                           Convertible into        Stock outstanding,      outstanding, nine
                     Outstanding at       Common Shares as of      three months ended       months ended
                      September 30,          September 30,           September 30,          September 30,
                    ----------------     --------------------    --------------------   ----------------------
                    2000       1999      2000         1999       2000        1999        2000         1999
                    ----       ----      ----         ----       ----        ----        ----         ----
  Class/ Series
  Class AA           N/A          0        N/A           0        N/A           0         N/A      622,711
  Class AAA       28,500     28,500  1,187,500   1,187,500  1,187,500   1,187,500   1,187,500    1,198,703
  Series C         2,433     18,493      6,083      46,233   dilutive    dilutive    dilutive     dilutive
  Series D        30,000     30,000     37,500      75,000   dilutive    dilutive    dilutive     dilutive
  Series E        12,229     17,443     30,573      43,608     30,573      43,945      37,565       46,408
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


The weighted number of shares outstanding and the earnings per share have been restated for all periods presented to adjust for the reverse stock split on July 10, 2000. Earnings per common share for the quarter ended September 30, 2000 was $0.87 and $0.29, on a basic and diluted basis, respectively. For the comparable period of 1999, income per share on a basic and diluted basis was $0.53 and $0.50, respectively. Earnings per share for the nine-month period ended September 30, 2000 was $1.34 and $0.80, on a basic and diluted basis, respectively. For the comparable period of 1999, earnings per share was $0.43 and $0.41 on a basic and diluted basis.

As indicated in Note 6 - Convertible Preferred Stock, the exercisability of the Supplemental Warrants related to the Class AAA Preferred Stock is subject to a consolidated revenue test ("Revenue Threshold Event", as defined in the Company's Supplemental Warrant Agreement dated February 4, 1999). The Company achieved the revenue threshold during the third quarter of 2000 and accordingly, the Supplemental Warrants are included in the calculations of the common stock equivalents for the purpose of calculating diluted earnings per share. Based upon the current price of the Company's Common Stock, this resulted in a material decrease in the Company's diluted income per share of $0.51 for the nine months ended September 30, 2000, and $0.48 for the three months ended September 30, 2000. These Warrants do not become exercisable prior to September 30, 2001. (See Note 6 - Convertible Preferred Stock and Note 7 - Earnings Per Share).


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


Item 5. Other Information



As disclosed in Note 6 to our consolidated financial statements, the Company issued Supplemental Warrants to purchase Company common stock in connection with the issuance of Class AAA convertible preferred stock. The warrants by their terms become exercisable on September 30, 2001, subject to certain stock price and revenue tests. The Company determined in March 2001 that the revenue and stock price tests were met during the third quarter 2000 and accordingly, warrants to purchase 5,937,500 shares of the Company's common stock become exercisable on September 30, 2001. The shares issuable upon exercise of the warrants should have been included in the weighted average share calculations in the Company's financial statement for the three and nine-month periods ended September 30, 2000. Accordingly, the financial statements included herein, restate and supersede the financial statements contained in the Company's Quarterly Report on Form 10-Q for the Quarter ended September 30, 2000.



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




Date:    March 12, 2001                By:     /S/ George C. Yeonas
         ------------------               ------------------------------------
                                              George C. Yeonas
                                              Chief Executive Officer



Date:    March 12, 2001                By:     /S/ Jeffrey W. Shirley
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