Form 10-K405
period 2000-12-31
FORTRESS GROUP INC
filed 2001-03-30
CIK 1010607

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 -----------

                                  FORM 10-K
               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000     Commission file number 0-28024

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

                         Common Stock, par value $.01

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES X No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

         Aggregate market value of the voting stock held by non-affiliates of the registrant as of March 28, 2001 was $3,643,100.

         As of March 28, 2001, 3,099,754 shares of the Registrant's Common Stock, $.01 par value per share, were outstanding.

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

PART I

ITEM 1.  BUSINESS

INTRODUCTION

The Fortress Group, Inc. (the "Company" or "Fortress") is a national homebuilding company engaged in designing, building and selling single family homes in the metropolitan areas surrounding a diversified group of cities in the United States. The Company offers high-quality, innovative homes, targeting a diverse range of market segments including the first-time, entry-level buyer, move-up buyer and luxury homebuyer. The Company markets a wide range of single family detached and attached homes ranging in size from 1,000 to 6,000 square feet at prices ranging generally from $90,000 to $700,000.

The Company was formed in June 1995 to create a national homebuilding company through the simultaneous acquisition of four homebuilding companies and an initial public offering of the Company's equity and debt securities. Subsequent to the initial acquisitions the Company acquired nine additional homebuilding companies from 1996 to 1998. In March of 1999, the Company sold the assets of one subsidiary, consolidated the operations of two subsidiaries that were operating in the same market areas, and closed down the operations of a third subsidiary. As of February 28, 2001, the Company sold Brookstone Homes (see Acquisitions and Dispositions - page 9).

As of December 31, 2000 The Company conducted homebuilding operations in the following markets:

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

Oregon / Washington     Portland MSA                        1998          Quail Homes

Pennsylvania            Philadelphia                        1997          Iacobucci Homes

South Carolina          Charleston                          1997          Don Galloway Homes

Texas                   Austin and San Antonio              1996          Wilshire Homes

Wisconsin               Janesville-Madison-Milwaukee        1996          Brookstone Homes
                                                                          (Sold February 2001)

During 2000, management decided to reposition and reorganize the Company from a divisional structure to a regional one, focusing operations on three primary regional business units in its strongest markets that show the greatest potential for growth. These regions will be organized along geographic lines and will be characterized as the Western, Central, and Eastern region.

In January 1997, Fortress formed Fortress Mortgage, Inc. ("Fortress Mortgage"), a wholly-owned subsidiary, to provide mortgage financing to the Company's customers. Fortress Mortgage is licensed as a mortgage banker in Alaska, Arizona, California, Colorado, Florida, Illinois, Missouri, New Jersey, North Carolina, Oregon, Pennsylvania, South Carolina, Texas, Virginia, Washington and Wisconsin.

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

The table below details our diversified product offerings and the number of lots controlled by the Company in each of its operating subsidiaries at December 31, 2000.

  OPERATING DIVISION                AVERAGE SELLING PRICE        PRODUCT RANGE (SQ. FT)      TOTAL LOTS UNDER CONTROL
  ------------------                ---------------------        ----------------------      ------------------------
  Brookstone Homes                        $150,800                     1,040-2,400                     850
  (sold February 2001)

  Christopher Homes                       $521,000                     3,100-6,000                     128

  Don Galloway Homes                      $151,500                     1,000-3,100                    2,581

  Fortress Homes and                      $139,300                     1,200-4,000                    2,166
  Communities of Florida

  The Genesee Company                     $275,100                     1,100-3,700                    3,018

  Iacobucci Homes                         $214,900                     1,650-3,200                    1,109

  Quail Homes                             $191,000                     1,000-4,100                     178

  Sunstar Homes                           $223,400                     1,150-4,100                    1,089

  Whittaker Homes                         $173,300                     1,100-3,600                    2,751

  Wilshire Homes                          $184,200                     1,300-4,400                    2,412

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

At December 31, 2000, the Company had homes under construction on 1,516 lots and owned 2,330 finished lots and 2,729 lots held for or under development. As of December 31, 2000, the Company also had under contract or option, subject to the satisfaction of the Company's purchase contingencies, 9,707 finished, undeveloped or partially developed lots.

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

SALES AND MARKETING

Each of the Company's subsidiaries is responsible for the sales and marketing activities relating to its communities. The Company makes extensive use of advertising and other promotional activities, including newspaper advertisements, brochures, direct mail and signage in the immediate areas of its developments. In addition the Company utilizes extensive market research developed internally and provided by third parties. A national sales and marketing council promotes the sharing of best practices across the organization, as well as the exchange of product designs and cost saving programs. The Company believes that each of its local operations has an established reputation for developing high quality homes in the markets it serves, which generates additional interest in the Company's new projects.

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

BACKLOG

The Company's homes are generally offered for sale in advance of their construction. The majority of the Company's homes sold in 2000 were sold pursuant to standard sales contracts entered into prior to commencement of construction. Such sales contracts are usually subject to certain contingencies such as the buyer's ability to qualify for financing. Homes covered by such sales contracts but not yet delivered are considered the Company's "backlog." As of December 31, 2000, the Company had backlog of $261.4 million (1,115 homes). The Company generally does not recognize revenue on homes covered by such contracts until the sales are closed and the risk of ownership has been legally transferred to the buyer.

CUSTOMER FINANCING

In January 1997, the Company created Fortress Mortgage for the purpose of providing mortgage origination and centralized underwriting to the buyers of homes sold by the Company's subsidiaries. Fortress Mortgage is approved by the Federal Housing Administration (FHA) and Veterans Administration (VA) as a qualified mortgage lender and is licensed as a mortgage banker in Alaska, Arizona, California, Colorado, Florida, Illinois, Missouri, New Jersey, North Carolina, Oregon, Pennsylvania, South Carolina, Texas, Virginia, Washington and Wisconsin. The mortgage company facilitates the sale of the Company's homes through the origination of first mortgage loans utilizing programs established by FHA, VA, Government National Mortgage Association (GNMA), Federal National Mortgage Association (FNMA) and Federal Home Loan Mortgage Corporation (FHLMC). As a mortgage banker, Fortress Mortgage completes the processing of loan applications, performs credit checks, processes applications to underwrite loans and originates and subsequently sells the mortgage loans.

CORPORATE OPERATIONS

The Company's corporate personnel oversee all of the Company's local operations. Senior managers of the Company have extensive homebuilding experience. This senior management group is primarily responsible for formulating and implementing the Company's policies and procedures to promote the cohesiveness and direction of its local operations.

Specifically, the Company's senior management (i) reviews and approves subsidiary capital requirements and requests, short and long range plans, project acquisition activity, and monitors all operational and financial performance as it relates to established objectives; (ii) evaluates and selects geographic markets; (iii) maintains relationships with various institutional lenders; (iv) develops operational improvement initiatives and oversees the integration and sharing of "best practices" between homebuilding subsidiaries; (v) provides accounting services, establishes financial policies and performs financial analyses for the operations; (vi) provides for human resource development; and (vii) secures and obtains capital resources.

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

CUSTOMER RELATIONS AND QUALITY CONTROL

Strong customer relations and an adherence to tough quality control standards are fundamental to the Company's continued success. The Company believes that its commitment to customer relations and quality control has significantly contributed to its reputation as a quality builder in each of its local markets. The Company contracts with a third party to perform standardized customer satisfaction surveys. These surveys allow the Company to benchmark its performance against its own subsidiaries and against national averages, and they allow the Company to measure the effect of its initiatives on customer satisfaction.

Generally, for each development, Company representatives oversee compliance with the Company's quality control standards. These representatives allocate responsibility for (i) overseeing the entire project from land development through construction; (ii) overseeing performance by the Company's subcontractors and suppliers; (iii) reviewing the progress of each home and conducting formal inspections as specific stages of construction are completed; and (iv) updating each buyer on the progress of its home.

ACQUISITIONS AND DISPOSITIONS

The Company did not acquire or dispose of any companies during 2000. Full year comparisons between 1999 and 1998 are affected by the acquisition, effective March 1, 1998, of Whittaker Homes, the acquisition, effective April 1, 1998, of Quail Homes, and the dispositions noted below.

During 1999 the Company discontinued or disposed of three operating divisions. Effective March 31, 1999 the company (i) sold the assets of its Landmark Homes division and exited the Wilmington, North Carolina and Myrtle Beach, South Carolina markets, (ii) sold excess land inventory of its Buffington Homes Division and combined the remaining operations of Buffington into its Wilshire Homes subsidiary and (iii) began the phase out of its Westbrook Homes operation and exited the Virginia market.

In the fourth quarter of 2000 the Company made a decision to sell Brookstone Homes. After an open auction process, the Company sold, on February 28, 2001, the subsidiary to a company owned by the Company's former Chief Operating Officer. The sales price was $4.2 million before closing costs. The operating revenues and income before impairment charges for Brookstone Homes during the years ended December 31, 2000 and 1999 were $28.1 million and $1.1 million and $31.8 million and $2.3 million, respectively.

EXECUTIVE OFFICERS OF THE COMPANY

As of December 31, 2000, The Executive Officers of the Company were as follows:

               Name                       Age                  Position
               ----                       ---                  --------
         George C. Yeonas                 46         Chief Executive Officer and Director
         Paul A. Giusti                   43         Chief Operating Officer
         Jeffrey W. Shirley               42         Chief Financial Officer

George C. Yeonas joined the Company as Chief Operating Officer and Director in August of 1997 and in March of 1999 was appointed Chief Executive Officer. He has over 20 years of experience in the homebuilding industry. Prior to joining Fortress, Mr. Yeonas served for seven years as Vice President and General Manager of the Arvida Company's South Florida division. His responsibilities there included the management of the city of Weston, Florida's number one selling community. Prior to joining Arvida Mr. Yeonas served as Vice President of Development for NVR in Washington, DC, and as a Divisional Partner for Trammell Crow in Tampa, Florida.

Paul A. Giusti joined the Company as Chief Executive Officer of Brookstone, which was acquired by the Company in December of 1996. He retained that position, in addition to being appointed a regional vice president of the Company in June of 1997. In March 1999 he was named Chief Operating Officer of the Company. Mr. Giusti co-founded a Chicago area developer, Golden Development, Inc. in 1989, which subsequently merged with Brookstone. From 1985 to 1989, Mr. Giusti held several management positions with General Electric, Inc., including those of Manager, International Sales Support and Manager, International Trade Development. Mr. Giusti's tenure as Chief Operating Officer of the Company terminated as of January 1, 2001.

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

EMPLOYEES AND SUBCONTRACTORS

As of December 31, 2000, the Company employed 1,077 persons, including corporate staff and other personnel involved in sales, construction management, customer service and 234 employees who are tradesman in our Whittaker subsidiary. Although most of the Company's employees are not covered by collective bargaining agreements, many of the subcontractors and suppliers, which the Company engages in various markets are represented by labor unions or are subject to collective bargaining agreements. The Company believes that its relations with its employees, subcontractors and suppliers are good.

RISK FACTORS

SUPPLEMENTAL WARRANTS; POTENTIAL CHANGE IN CONTROL. In connection with the issuance of the Company's Class AAA preferred stock to Prometheus Homebuilders LLC ("Prometheus"), the Company also issued to Prometheus Supplemental Warrants to purchase common stock at an exercise price of $0.01 per share. The Supplemental Warrants expire on March 31, 2004. The number of shares of common stock issuable upon exercise of the Supplemental Warrants is subject to adjustment depending upon the 60 day average closing price of the common stock between the period from September 30, 2001 and September 30, 2003. If during such period the closing price is less than $8.00 per share, the Supplemental Warrants would be exercisable for 5,937,500 shares. The Supplemental Warrants were initially scheduled to become exercisable on September 30, 2001. However, they were amended in March 2001 to limit the number of Supplemental Warrants which may be exercised prior to the "Extended Exercise Date" to a number equal to the number of shares of common stock of the Company which would not cause such Warrant Holder or any "group" of which the Warrant Holder is a member to be deemed to beneficially own 50% or more of the aggregate voting power of the common equity of the Company. The Extended Exercise Date is the first to occur of (a) January 2, 2002, (b) the day proceeding the day on which any "Event of Default" under the Indenture governing the Company's outstanding Senior Note occurs, (c) the day on which such Indenture ceases to require the Company to make a "Change of Control Offer" upon the occurrence of a "Change of Control", or (d) the tenth day prior to the record date for taking certain actions by stockholders of the Company; provided that in no event shall the Extended Exercise Date be earlier than September 30, 2001.

Prometheus' exercise of the Supplemental Warrants could (depending on the number of Supplemental Warrants exercised) result in its owning a majority of the outstanding common stock and would enable Prometheus to control all matters submitted to a vote of the Company's stockholders, including the election of directors, the amendment of the Company's certificate of incorporation and the approval of extraordinary transactions, including a merger or a sale of assets. See "Prometheus Voting Rights." In addition, the exercise of the Supplemental Warrants could (depending on the number of Supplemental Warrants exercised) materially dilute the economic interest of the Company's existing stockholders. See "Dilution of Earnings Per Share." Further, if the obligation under the Senior Note Indenture to make a Change of Control Offer following a Change of Control is not removed (whether by amendment, waiver, payment of the Senior Notes or otherwise) or the Supplemental Warrants are not further amended, the Company would be required to commence to make a Change of Control Offer by no later than December 3, 2001. See "Potential Obligation to Make Change in Control Offer."

DILUTION OF EARNINGS PER SHARE. Following exchange of the Class AA preferred stock for Class AAA preferred stock in 1999 (See Note 9 - Shareholders Equity in the Company's consolidated financial statements, included in Item 8 of this report), the Supplemental Warrants did not have the right to convert to common stock unless and until the Company achieved a cumulative revenue threshold. The exercisability of the Supplemental Warrants was subject to a revenue test, which provided that the Supplemental Warrants could not be exercised unless the Company's consolidated revenues for the most recent 16 full fiscal quarters exceeds $2,397,225,750 (as adjusted for the sale of any Company subsidiary). During the third quarter of 2000, this revenue threshold was exceeded and consequently the Supplemental Warrants have vested and first become exercisable in part beginning September 30, 2001. For purposes of illustration of the impact on earnings per share, assuming (i) the Supplemental Warrants had been vested for the entire year of 2000 and 1999, (ii) the current balance of 28,500 shares of Class AAA preferred stock was outstanding for both entire years and, (iii) a current market value of the Company's stock of less than $8.00 per share, then an additional 5,937,500 shares of common stock would have been included in the calculation of diluted earnings per share for 2000 and 1999. Diluted net income/(loss) per share for 2000 and 1999, on a pro forma unaudited basis, would have been $0.87 and $1.13 before the asset impairment charges, restructuring charge and loss on the sale of Landmark and would have been $(0.15) and $0.79 using net income, as reported. Further the exercise of the Supplemental Warrants could (depending on the number of Supplemental Warrants exercised) materially dilute the economic interest of the Company's existing stockholders.

PROMETHEUS VOTING RIGHTS. Pursuant to the terms of the Class AAA preferred stock, Prometheus has the right to elect three Preferred Stock directors of the current eight-member board of directors. A proportionate number of the Preferred Stock directors also are entitled to serve on each committee of the board of directors. Upon the occurrence of certain events under the Class AAA preferred stock (which principally consists of non-payment of dividends or other obligations), Prometheus is entitled to elect additional Preferred Stock directors sufficient to constitute a majority of the board of directors and all committees of the board of directors. On September 30, 2000 (and certain dates thereafter), the Company failed to pay a required dividend to Prometheus under the terms of the Class AAA preferred stock. As of the date hereof, Prometheus has not exercised its right to elect additional directors but has reserved its right to make such an election.

Prometheus, as the holder of Class AAA preferred stock, is entitled to vote on all matters voted on by holders of common stock, voting together with the common stock as a single class at all meetings of the stockholders. Each share of Class AAA preferred stock entitles its holder to cast the number of votes equal to the number of shares of common stock into which such share of Class AAA preferred stock is convertible, based on the $24.00 per share conversion price. Based upon its ownership of $28,500,000 initial liquidation value (28,500 shares) of Class AAA preferred stock and 224,711 shares of common stock, Prometheus currently holds approximately 33% of the total voting power of the Company's stock. As described above, upon the exercise of the Supplemental Warrants, Prometheus could acquire up to 5,937,500 additional shares of common stock, resulting in Prometheus holding up to 72% of the total voting power of the Company's stock.

Prometheus, as the holder of the Class AAA preferred stock also has certain consent rights, which require the approval of the holders of at least 66 2/3% of the Class AAA preferred stock to effect certain significant corporate actions or transactions, including a merger or sale of substantial assets. Further, under the Company's amended bylaws, and the amended bylaws of the Company's subsidiaries, the Company may not, and may not permit any of its subsidiaries to, engage in or agree to engage in a number of significant actions or transactions, including adopting an annual operating budget, taking actions materially inconsistent with the budget, incurring new debt and issuing securities, without the affirmative vote of over 81% of the board of directors. Therefore, the Company needs the approval of at least two of the three Preferred Stock directors (together with 5 non-Preferred Stock directors) to engage in significant actions or transactions. As a result of the foregoing, Prometheus has substantial influence over, and could under certain circumstances obtain control of, the direction and management of the Company and the conduct of its business.

POTENTIAL OBLIGATION TO MAKE CHANGE OF CONTROL OFFER. Under the Senior Note Indenture, the Company would be obligated to offer to redeem all of the Senior Notes at 101% of their aggregate principal amount plus any accrued and unpaid interest following a Change of Control of the Company, as defined in the Indenture. This definition includes any transaction that results in any person acquiring "beneficial ownership" (as defined in Securities Exchange Act Rule 13d-3) of 50% or more of the total voting power of the Company's common equity. Consequently, a Change of Control will be deemed to take place at any time (among others) that Prometheus has the right, within 60 days of such time, to exercise such number of Supplemental Warrants that, following such exercise, by reason of its ownership of the shares of common stock issuable upon such exercise and all other shares of common stock beneficially owned by Prometheus and any group of which it is a member, it would beneficially own 50% or more of the total voting power of the Company's common equity. See "Supplemental Warrants; Potential Change in Control" above. The Company currently does not have the requisite liquidity from internal sources to fund a Change of Control redemption of all or a substantial portion of the Senior Notes. Any failure by the Company to make and consummate a required change of control offer could result in an event of default under the Indenture that would materially and adversely affect the Company.

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

The homebuilding industry is cyclical and affected by consumer confidence levels, prevailing economic conditions in general and job availability and interest rate levels in particular. A variety of other factors affects the homebuilding industry and demand for new homes, including changes in costs associated with home ownership such as increases in property taxes and energy costs, changes in consumer preferences, demographic trends and the availability of and changes in mortgage financing programs. In addition, homebuilders are subject to various risks often outside of their control, including weather conditions and natural disasters, construction delays, cost overruns, changes in governmental regulations, counterparty non-performance risk associated with performance bonds, availability and price fluctuations of land, labor and raw materials, and availability and cost of working capital financing.

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

GOVERNMENT REGULATIONS AND ENVIRONMENTAL CONTROLS. The Company is subject to a variety of Federal, state and local statutes, ordinances, rules and regulations concerning protection of health and the environment. These laws may result in delays, cause the Company to incur substantial compliance costs and prohibit or severely restrict development in certain environmentally sensitive regions or areas. Prior to purchasing a parcel of land, the Company's local management evaluates such land for the presence of hazardous or toxic materials, wastes or substances. The Company frequently engages independent environmental engineers to complete such an evaluation. The Company has not been materially adversely affected to date by the presence or potential presence of such materials. However, no assurance can be given that such a material adverse affect will not occur in the future.

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

SHARES ELIGIBLE FOR FUTURE SALE. The Company has outstanding approximately 3,100,000 shares of common stock, of which approximately 2,040,000 shares are freely tradable without restriction and approximately 1,060,000 shares are saleable subject to certain volume and other restrictions of Rule 144 under the Securities Act. In addition, at least 1,218,000 shares are issuable upon the conversion of the Company's outstanding classes of preferred stock and 69,290 shares are issuable upon exercise of currently exercisable options. Additional shares would be issuable upon the conversion of the Class AAA preferred stock and the adjustment and exercise of the Supplemental Warrants. Sale of substantial amounts of such shares in the public market or the prospect of such sales could materially adversely affect the market price of the common stock.

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

ITEM 2.  PROPERTIES

The Company's principal executive offices are located at 1650 Tysons Boulevard, Suite 600, McLean, Virginia 22102. The Company occupies approximately 4,800 square feet of leased office space for its corporate office in Virginia and leases an aggregate of approximately 123,000 square feet of office space in 21 locations for its homebuilding and mortgage subsidiaries.


ITEM 3.  LEGAL PROCEEDINGS

The Company is, from time to time, a party to litigation arising in the normal course of its business. Management believes that none of the actions to which it is a party will have a material adverse effect on the financial condition, results of operations or cash flows of the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the Company's stockholders for consideration during the quarter ended December 31, 2000.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Price Range of Common Stock. The Company's common stock has traded on the Nasdaq National Market since May 16, 1996. On March 28, 2001, the closing price of the common stock was $1.61 per share. The following table sets forth the range of high and low sale prices for the common stock, as reported on the Nasdaq National Market, for the periods indicated, as adjusted for the one-for-four reverse stock split implemented July 10, 2000:

                                                     High               Low
            Fiscal year 1999
                First fiscal quarter                $11.00             $6.50
                Second fiscal quarter                $9.75             $4.50
                Third fiscal quarter                 $7.75             $4.50
                Fourth fiscal quarter                $6.63             $2.00
            Fiscal year 2000
                First fiscal quarter                 $6.38             $2.50
                Second fiscal quarter                $4.25             $2.00
                Third fiscal quarter                 $4.13             $1.50
                Fourth fiscal quarter                $3.47             $1.38

(b) Approximate Number of Equity Security Holders. The number of record holders of the Company's common stock as of March 28, 2001 was 66, which does not include beneficial owners who hold the Company's stock in street name.

(c) Dividends. No dividends were declared or paid on the Company's common stock during 2000 or 1999. Pursuant to the terms of the Class AAA preferred stock the Company may not pay dividends on its common stock so long as any dividends on the Class AAA preferred stock remain accrued and unpaid (see Prometheus Voting Rights - page 10).

ITEM 6.  SELECTED FINANCIAL DATA

The selected financial data provided should be read in conjunction with the Combined Predecessor Companies Financial Statements and the individual Founding Builders Financial Statements (which are not included in this report), The Fortress Group, Inc. Consolidated Financial Statements, the related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

       The Fortress Group, Inc. and Combined Predecessor Companies (1) (dollars in thousands, except per share amounts and operating data)

                                              COMBINES
                                              --------
                                            PREDECESSOR
                                            -----------
                                             COMPANIES     THE FORTRESS            THE FORTRESS GROUP, INC. YEAR ENDED DECEMBER 31
                                             ---------     ------------            -----------------------------------------------
                                            JANUARY 1 -    GROUP, INC.
                                            -----------    -----------
                                              MAY 20,     MAY 21 - DEC.    1996        1997        1998        1999         2000
                                              ------      -------------    ----        ----        ----        ----         ----
                                                1996           1996       TOTAL
                                                ----           ----       -----
Statement of Operations Data:
Revenues                                       $66,119     $  210,354    $276,473  $  447,374  $  692,645  $  740,785   $  688,457
Gross Profit                                     9,694         32,967      42,661      67,704     104,629     108,015      100,620
Operating income                                 1,113         12,787      13,900      16,236      24,099      19,187        3,317
Income before provision for
income taxes                                     1,274         13,221      14,495      13,923      21,628      14,746        3,940
Net income(2)                                  $ 1,274     $    8,208    $  9,482  $    8,460  $   12,834  $    8,277   $    2,214
                                               =======     ==========    ========  ==========  ==========  ==========   ==========

Basic Earnings/(loss) per share(3)                         $     2.76              $     2.72  $     1.84  $     1.70   $     (.15)
Diluted Earnings/(loss) per share(3)                       $     2.76              $     2.52  $     1.66  $     1.50   $     (.15)
                                                           ==========              ==========  ==========  ==========   ==========

Cash dividends per common share                            $      .00              $     .003  $     .001  $      .00   $      .00


Weighted average shares outstanding, basic                  2,925,397               2,939,928   2,954,722   3,029,917    3,076,354
Weighted average shares outstanding, diluted                2,979,986               3,215,543   3,285,059   3,656,374    3,076,354

                                                                                 THE FORTRESS GROUP, INC.
                                                                                 ------------------------
                                                                   1996       1997       1998       1999       2000
                                                                   ----       ----       ----       ----       ----
Balance Sheet Data: (as of December 31)
Cash                                                              $16,212    $12,406    $23,102    $17,526    $ 7,412
Inventory                                                         144,106    217,342    310,706    328,513    308,187
Total Assets                                                      193,733    331,327    449,903    451,181    421,567
13.75% Senior Notes due 2003                                      100,000    100,000    100,000    100,000    100,000
Notes and mortgages payable                                        40,136    122,443    192,769    201,658    185,641
Minority interests                                                    274        268         67         79          0
Stockholders equity                                                31,986     62,897     91,193     79,673     77,346


                                                                COMBINED (1)        THE FORTRESS GROUP, INC.
                                                                ------------        ------------------------
                                                                   1996       1997       1998       1999       2000
                                                                   ----       ----       ----       ----       ----
Operating Data: (for the years ended December 31)
Units
  New contracts, net of cancellations                               1,410      2,706      4,366      3,729      3,247
  Closings                                                          1,402      2,762      4,016      4,034      3,385
  Backlog(4)                                                          512      1,056      1,606      1,253      1,115
Aggregate sales value of backlog (in thousands)(4)                $95,992   $198,247   $308,832   $268,299   $261,361
Average sales price per home closed                              $189,500   $159,300   $168,600   $178,500   $195,600


(1) As a result of the substantial continuing interests in the Company of the former stockholders of the Founding Builders and Fortress (the Combined Predecessor Companies), the historical financial and operational information of the Combined Predecessor Companies has been combined on a historical cost basis for the period presented prior to the Acquisitions as if these companies had always been members of the same operating group. However, during the period presented prior to the Acquisitions, the Founding Builders were not under common control or management.

(2) All of the Founding Builders were S corporations prior to May 20, 1996. As S corporations, the Founding Builders were not subject to Federal income tax. Accordingly, the data presented should not be viewed as comparable to the post-combination results of the Company. Subsequent to the Acquisitions, the information presented is on a consolidated basis of The Fortress Group, Inc.

(3) See calculation in Note 10- Earnings Per Share in the Company's consolidated financial statements included in Item 8 hereof, which has been restated to take into account the effects of the one-for-four reverse stock split implemented July 10, 2000.

(4)  At end of period and represents homes sold but not closed.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated certain items of the Company's consolidated results of operations and those results as a percentage of the Company's total revenues and, its segment revenues:

(dollars expressed in millions)
                                      For the Year                  For the Year                  For the Year
                                  Ended Dec. 31, 2000           Ended Dec. 31, 1999           Ended Dec. 31, 1998
                                  -------------------           -------------------           -------------------
                                             % of      % of                % of      % of                % of      % of
                                            Total   Segment               Total   Segment               Total   Segment
                                            -----   -------               -----   -------               -----   -------
Total revenues                  $688.5     100.0%              $740.8    100.0%              $692.6    100.0%
Homebuilding revenues            682.7      99.2%    100.0%     734.6     99.2%    100.0%     687.9     99.3%    100.0%
Gross profit                     100.6      14.6%     14.7%     108.0     14.6%     14.7%     104.6     15.1%     15.2%
Operating expenses (incl.
amortization & restructuring)     97.3      14.1%     14.3%      88.8     12.0%     12.1%      80.5     11.6%     11.7%
Homebuilding pre-tax income        3.5       0.5%      0.5%      17.6      2.4%      2.4%      21.5      3.1%      3.1%
Mortgage revenues                  5.7       0.8%    100.0%       6.2      0.8%    100.0%       4.7      0.7%    100.0%
Mortgage expenses                  5.3       0.8%     93.0%       6.2      0.8%    100.0%       4.5      0.7%     95.7%

Mortgage pre-tax income            0.4       0.1%      7.0%         -        -         -        0.2        -       4.3%
Pre-tax income                     3.9       0.6%                14.7      2.0%                21.6      3.1%


ACQUISITIONS, DISPOSITIONS, AND CLOSURES

The Company did not acquire or dispose of any companies during 2000. Full year comparisons between 1999 and 1998 are affected by the acquisition, effective March 1, 1998, of Whittaker Homes, the acquisition, effective April 1, 1998, of Quail Homes, and the dispositions noted below.

During 1999 the Company discontinued or disposed of three operating divisions. Effective March 31, 1999 the Company (i) sold the assets of its Landmark Homes division and exited the Wilmington, North Carolina and Myrtle Beach, South Carolina markets, (ii) sold excess land inventory of its Buffington Homes Division and combined the remaining operations of Buffington into its Wilshire Homes subsidiary and (iii) began the phase out of its Westbrook Homes operation and exited the Virginia market.

In the fourth quarter of 2000 the Company made a decision to sell Brookstone Homes. After an open auction process, the Company sold, on February 28, 2001, the subsidiary to a company owned by the Company's former Chief Operating Officer. The sale price was $4.2 million before closing costs. The operating revenues and income before impairment charges for Brookstone Homes during the years ended December 31, 2000 and 1999 were $28.1 million and $1.1 million and $31.8 million and $2.3 million, respectively.

During the fourth quarter of 2000, the Company established a committee to explore methods to maximize value for its stockholders, see "Planning Committee". As a result of the Planning Committee's analysis and recommendation, the Company may decide in 2001 to divest certain assets or divisions either through liquidation or sale.

PLANNING COMMITTEE

In November 2000, the Board of Directors of the Company created a planning committee (the "Planning Committee") for the purpose of maximizing the value and future prospects of the Company. The members of the Planning Committee are Mr. Andrew Zobler, Mr. George Yeonas, and Mr. Robert Short. The Planning Committee was charged with identifying the core and non-core businesses and divisions of the Company and its operating profile and performance targets. The Planning Committee will also assess and recommend to the Board of Directors any changes to the Company's operations to best support the Company's core business and to best implement its business plan. These may include setting forth an action plan for (i) exiting underperforming or overleveraged businesses and (ii) rationalizing or refinancing the Company's capital structure. The Company expects that, in 2001, the Planning Committee will continue to meet and make recommendations to the Board of Directors. The work of the Planning Committee may result in various actions to be implemented by the Company including without limitation asset sales or other extraordinary transactions.

HOME SALES ACTIVITY

The following table sets forth information relating to new orders, home closings, and sales backlog by state for the years ended December 31, 2000, 1999, and 1998:

                                NEW ORDERS (NET)                      CLOSINGS                  BACKLOG AT DECEMBER 31,
                                ----------------                      --------                  -----------------------
                           2000       1999       1998       2000        1999       1998       2000       1999       1998
State
-----
Arizona                     122         46         92        115          75         66         12          5         34
Colorado                    414        350        360        348         329        361        270        204        183
Florida                     611        773        850        711         775        702        197        297        299
Missouri                    406        458        462        425         550        438         77         96        188
Nevada                       86        118        153        126         123        130         41         81         86
New Jersey                   61         23        N/A         45          13        N/A         26         10        N/A
North Carolina              536        676        726        524         764        692        167        155        285
Oregon/Washington            79        128        120         75         127        131         18         14         13
Pennsylvania                158        145        220        149         159        216         48         39         53
South Carolina               85        140        189        131         146        181         29         75         87
Texas                       515        642        904        549         707        853        201        235        300
Virginia                      1         18         53          2          34         48          0          1         17
Wisconsin                   173        212        237        185         232        198         29         41         61
                            ---        ---        ---        ---         ---        ---         --         --         --

         Total            3,247      3,729      4,366      3,385       4,034      4,016      1,115      1,253      1,606

CONSOLIDATED RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2000 COMPARED TO THE RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1999

HOMEBUILDING OPERATIONS

General

As indicated in the chart above, net new orders for the Company totaled 3,247 homes and 3,729 homes in the years ended December 31, 2000 and 1999, a 12.9% decrease. While several of the Company's markets, Denver and Tucson in particular, experienced strong increases from 1999 to 2000, most of our other markets showed declines. The softening of these markets was due in part, we believe, to rising interest rates in the early portion of 2000, as well as delays in opening of new and replacement communities in several locations. This decrease is also attributable in part to the Company's dispositions and closures (See Note 11- Sale of Assets and Special Charges in the Company's consolidated financial statements included in Item 8 hereof). Approximately 16.4% (79 out of
482) of the decline in new orders from 1999 to 2000 is attributable to the dispositions and closures. The balance of the decline is due in part to a reduction in the number of communities in Texas, which the Company operated during all of 2000, and to a reduction in sales pace in several markets, primarily Florida and North Carolina.

At December 31, 2000, the Company had a combined backlog of 1,115 homes with a value of $261.4 million as compared to 1,253 homes with a value of $268.3 million as of December 31, 1999, representing a 11.0% decline in backlog homes and a 2.6% decline in backlog value. Over the same period the average value of a home in backlog has increased 9.5% to $234,400 from $214,200. Furthermore, the decline in volume in a number of markets was offset by the mix of backlog between divisions. In Colorado where our average sales price is the second highest in the Company we experienced a year over year increase in backlog of 66 units (32%) along with a 9.9% increase in average revenue per unit.

Revenue

Homebuilding revenues for the Company totaled $682.7 million for the year ended December 31, 2000 as compared to $734.6 million for the year ended December 31, 1999, a decrease of 7.1%. Approximately $21.8 million (42%) of this decrease is attributable to the dispositions noted above. The number of homes closed decreased to 3,385 in 2000 from 4,034 in 1999 (approximately 16.1%). The decline in revenue was offset by an increase of 9.6% in the average home closing value to $195,600 in 2000 from $178,500 in the prior year. While the majority of the Company's markets experienced increases in average prices, the Denver division contributed most significantly, due to increases in the average price of its already higher-priced homes, as well as a very large increase in the volume of homes closed.


Revenue from lot sales increased to $20.7 million in 2000 from $14.6 million in 1999. Lot sales revenue represented 3.0% of revenue in 2000 compared to 2.0% of revenue in 1999. The increase in this area resulted primarily from the increases in lot sales in both our Jacksonville and St. Louis operations. Although the Company purchases land and engages in land development activities primarily to support its own homebuilding activities, lots and land are occasionally sold to other developers and homebuilders.

Gross Profit

The Company's homebuilding gross profit decreased to $100.6 million in 2000 from $108.0 million in 1999, a 6.9% decline. Homebuilding gross profit margin remained consistent at 14.7% for both periods. As disclosed in previous filings, profit margins in the Company's Las Vegas subsidiary declined as compared to prior years. This decline had a significant effect on the Company's consolidated gross profit. Excluding the results of the Las Vegas subsidiary, the Company's consolidated gross margin would have risen to 15.9% from 15.3% in 1999. We expect the Las Vegas operations to continue to depress the Company's gross profit in the coming year.

Operating Expenses

Operating expenses (including selling, general and administrative, asset impairment charges, restructuring charges and goodwill amortization) for the years ending December 31, 2000 and 1999 were $97.3 million (14.3% of homebuilding revenue) and $88.8 million (12.1% of homebuilding revenue), respectively. The Company recognized $14.8 million and $2.0 million in asset impairment charges during 2000 and 1999, respectively pertaining to the write down of land and work-in-process inventory (See Note 12 -Asset Impairment Charge). The Company also recognized $1.3 million in special charges during 1999 pertaining to restructuring costs associated with several of its subsidiaries (See Note 11 - Sale of Assets and Special Charges in the Company's consolidated financial statements included in Item 8 hereof.) Excluding the impact of these charges, total operating expenses for 2000 and 1999 would have been $82.5 million (12.1% of homebuilding revenue) and $85.6 million (11.6% of homebuilding revenue) respectively.

Selling expenses decreased to $44.9 million (6.6% of revenue) for the year ending December 31, 2000 as compared to $46.5 million (6.3% of revenue) for the same period of 1999. The majority of this percentage increase is due to sales and marketing initiatives implemented in order to offset declining sales. The decrease in absolute dollar amounts is due to lower variable expenses related to decreased closings for the 2000 period, which was in part due to previously discussed dispositions. Commission costs for the year ended December 31, 2000, declined $1.8 million and other selling and marketing costs increased by approximately $200,000.

General and administrative expenses were $35.0 million in 2000, an increase, as a percent of revenues, from $36.4 million in 1999. Although there is a decrease in absolute dollar amounts year-over-year, the dollar amount as a percentage of homebuilding revenue essentially remained unchanged at 5.0%

Financial Services Operations

Fortress Mortgage's closing volume, number of mortgages originated, and capture rates for 2000 all increased compared with 1999. Mortgages originated increased 7.8% to 1,677 from 1,555 in 1999. Capture rates increased 40.2% to 55.8% from 39.8% in 1999. Total revenues for the year decreased 8.1% to $5.7 million from $6.2 million in 1999. This was caused by increased competitive pressure and reduced revenues per loan originated.

Financial services pretax income generated by Fortress Mortgage was $440,000 for 2000 compared with $4,000 for 1999. This increase was affected by a reduction in the expenses net of interest income to $5.3 million from $6.2 million in 1999.

Asset Impairment Charge

 The Company determined that an adjustment to current carrying value was appropriate for several communities in 1999 and 2000 in accordance with Statement of Financial Accounting Standard No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The fair value of the communities was determined using a discounted cash flow projection of future revenues and current and projected costs. The assets involved include developed lots, homes under construction, and completed homes. Based on the analysis of fair value the Company recognized asset impairment charges (See Note 12 - Asset Impairment Charge), which have been included in the Company's determination of Net Operating Income.

During the third quarter of 1999, the Company evaluated the carrying value of two communities in its Las Vegas market. The Company recognized during the third quarter an asset impairment charge of approximately $2.0 million.

During the fourth quarter of 2000, the Company evaluated the carrying value of two additional communities in its Las Vegas market. The Company recognized during the fourth quarter an asset impairment charge of approximately $7.0 million.

During the fourth quarter of 2000, the Company evaluated the carrying value of seven communities in its Portland MSA market. The Company recognized during the fourth quarter an asset impairment charge of approximately $5.2 million ($1.8 million of goodwill).

During the fourth quarter of 2000, the Company determined to sell the Brookstone subsidiary. Based on the sales price the Company recognized an impairment charge of $2.6 million. Included in this charge is $2.2 million of goodwill. The subsidiary was sold February 28, 2001 (See Note 21 - Subsequent Events).

A significant portion of the 2000 impairment charges relating to Portland and Brookstone was the result of management's decision to reposition and reorganize the Company from a divisional structure to a regional one.

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

Net Income and Net Income Per Share

Due to the previously described factors, primarily the asset impairment charge, the restructuring charges, and the income tax effect thereof, net income for 2000 was $2.2 million, a 73.5% decrease from the $8.3 million achieved in 1999.

Net income/(loss) per share, on a diluted basis, was $(0.15) for 2000 compared with $1.50 for 1999, a 110.0% decline. Diluted net income per share was affected by the decline in net income noted above and by the changes in preferred dividends and the number of convertible preferred shares included in the calculation of net income per share noted below. (See Note 9 - Shareholders' Equity in the Company's consolidated financial statements included in Item 8 hereof). Excluding the effect of the asset impairment charges in 2000 and 1999, the restructuring charge and the sale of Landmark in 1999, the Company's net income per share on a diluted basis would have been $1.29 for 2000 compared with $2.40 for 1999, a 46.3% decline.

Following exchange of the Class AA stock to Class AAA stock in 1999 (See Note 9- Shareholders Equity in the Company's consolidated financial statements included in Item 8 hereof) the warrants related to the AAA stock did not have the right to convert to common stock unless and until the Company achieved a cumulative revenue threshold. The exercisability of the Supplemental Warrants was subject to a revenue test, which provided that the Supplemental Warrants may not be exercised unless the Company's consolidated revenues for the most recent 16 full fiscal quarters exceeds $2,397,225,750 (as adjusted for the sale of any Company subsidiary). During the third quarter of 2000 this revenue threshold was exceeded and consequently the Supplemental Warrants have vested and may become exercisable as early as September 30, 2001. For sake of illustration of the impact on net income per share, if one assumes, (i) these supplemental warrants had been vested the entire year of 2000 and 1999, (ii) the current balance of 28,500 shares of preferred stock was outstanding for both entire years and, (iii) a current market value of the Company's stock of less than $8.00 per share, then an additional 5,937,500 shares of common stock would have been included in the calculation of diluted earnings per share for 2000 and 1999. Diluted net income/(loss) per share for 2000 and 1999, on a pro forma unaudited basis, would have been $0.87 and $1.13 before the asset impairment charges, restructuring charge and loss on the sale of Landmark and would have been $(0.15) and $0.79 using net income, as reported.

Earnings Before Interest, Taxes, Depreciation and Amortization

Earnings before interest, taxes, depreciation and amortization (EBITDA) decreased 5.8% to $58.6 million in 2000 compared to $62.2 million in 1999. EBITDA as a percentage of gross revenues increased to 8.5% from 8.4% in 1999. EBITDA is provided as a supplemental measurement of the Company's operating performance. EBITDA does not represent cash flows from operations as defined by generally accepted accounting principles and should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. In addition, EBITDA measures presented by the Company may not be comparable to other similarly titled measures of other companies.

Earnings before interest, taxes, depreciation and amortization (EBITDA) increased 4.3% to $62.2 million in 1999 compared to $59.6 million in 1998. EBITDA is provided as a supplemental measurement of the Company's operating performance.


  ------------------------------------------------------- -------------------- -------------------- ------------------
  OPERATING DIVISION                                             2000                 1999                1998
  ------------------                                             ----                 ----                ----
  Cash provided by/(used in) operating activities               $15,854             $(4,210)             $11,498
  ------------------------------------------------------- -------------------- -------------------- ------------------
  Cash (used in)/provided by investing activities              $(5,908)              $4,717             $(38,906)
  ------------------------------------------------------- -------------------- -------------------- ------------------
  Cash (used in)/provided by financing activities              $(20,060)            $(6,083)             $38,104
  ------------------------------------------------------- -------------------- -------------------- ------------------

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1999 COMPARED TO THE RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1998

HOMEBUILDING OPERATIONS
General

As indicated in the chart above, net new orders for the Company totaled 3,729 homes and 4,366 homes in the years ended December 31, 1999 and 1998, a 14.6% decrease. This decrease is attributable in part to the Company's dispositions and closures (See Note 11- Sale of Assets and Special Charges in the Company's consolidated financial statements included in Item 8 hereof) as well as new order declines in a number of the Company's operations. Of this decrease in sales, 6.9% is attributable to the dispositions and closures. The balance of the decline is due in part to a reduction in the number of communities in which the Company operated during a portion of 1999, and to a reduction in sales pace in several markets, primarily Pennsylvania, Florida and Missouri, during the last six months of 1999. During the year, the Company experienced delays in the acquisition, permitting and/or completion of lots affecting the continuity and growth in the number of communities from which to sell homes. The Company moved to improve the processes, systems and reporting of supply management indicators to mitigate this situation in the future.

At December 31, 1999, the Company had a combined backlog of 1,253 homes with a value of $268.3 million as compared to 1,606 homes with a value of $308.8 million as of December 31, 1998, representing a 22.0% decline in backlog homes and a 13.1% decline in backlog value. Of the backlog decrease, 9.0% of the decline in homes and 7.4% on the decline in value is attributable to the closure of subsidiaries and dispositions of communities. Over the same period the average value of a home in backlog increased 11.4% to $214,200 from $192,300.

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

Gross Profit

The Company's homebuilding gross profit increased to $108.0 million in 1999 from $104.6 million in 1998, a 3.3% improvement. Homebuilding gross profit margin decreased to 14.7% from 15.2% over the same period. As disclosed in previous filings, profit margins in the Company's Las Vegas subsidiary declined as compared to prior years. This decline had a significant impact on the Company's consolidated gross profit. Excluding the results of the Las Vegas subsidiary, the Company's consolidated gross margin would have risen slightly to 15.3% from 15.2% in 1998.

Operating Expenses

Operating expenses (including selling, general and administrative, asset impairment charges, and goodwill amortization) for the years ending December 31, 1999 and 1998 were $88.8 million (12.1% of homebuilding revenue) and $80.5 million (11.7% of homebuilding revenue), respectively. The Company recognized $2.0 million in asset impairment charges during 1999 pertaining to the write down of land and work-in-process inventory in two communities nearing close-out in our Las Vegas market (See Note 12 -Asset Impairment Charge). The Company also recognized $1.3 million in special charges pertaining to restructuring costs associated with several of its subsidiaries (See Note 11 - Sale of Assets and Special Charges in the Company's consolidated financial statements included in Item 8 hereof.) Excluding the impact of these charges, total operating expenses for 1999 and 1998 would have been $85.6 million (11.6% of homebuilding revenue) and $80.5 million (11.7% of homebuilding revenue) respectively.

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

Financial services pretax income generated by Fortress Mortgage was $4,000 for 1999 compared with $168,000 for 1998. Market conditions during the third and fourth quarters of 1999 led to increased competitive pressure and reduced margins on loans originated. The expenses net of interest income increased to $6.0 million from $4.6 million 1998. These increases resulted from increases in some loan related expenses as well increases due to the expansion into new markets during late 1998.

For the year ended December 31, 1999, Fortress Mortgage provided mortgages to 39.8% of the Company's closings in those markets which it serves, as compared to 25.7% for the year ended December 31,1998.

Asset Impairment Charge

 The Company determined that an adjustment to current carrying value was appropriate for several communities in 1999 and 2000 in accordance with Statement of Financial Accounting Standard No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The fair value of the communities was determined using a discounted cash flow projection of future revenues and current and projected costs. The assets involved include developed lots, homes under construction, and completed homes. Based on the analysis of fair value the Company recognized asset impairment charges (See Note 12 - Asset Impairment Charge), which have been included in the Company's determination of Net Operating Income.

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

Net income per share, on a diluted basis, was $1.50 for 1999 compared with $1.66 for 1998, a 9.6% decline. Diluted net income per share was affected by the decline in net income detailed above and by the changes in preferred dividends and the number of convertible preferred shares included in the calculation of net income per share noted below. (See Note 9 - Shareholders' Equity in the Company's consolidated financial statements included in Item 8 hereof).

Excluding the effect of the asset impairment charge, the restructuring charge and the sale of Landmark, the Company's net income per share on a diluted basis would have been $2.40 for 1999 compared with $1.68 for 1998.

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

During 1998, the Class AA Preferred Stock was convertible at $24.00 per share. However, Class AA preferred stock and the related warrants included future reset tables that provided that between

September 30, 2001 and September 30, 2003, the conversion rate changed based on the then current market price of the Common Stock (See Note 9 - Shareholders' Equity in the Company's consolidated financial statements included in Item 8 hereof.) The dilution of earnings per share was significantly increased during 1998 due to the lower average stock value during the quarters ended September 30, 1998 and December 31, 1998. In accordance with generally accepted accounting principles, the Company was required to report currently the potential future conversion based on the contractual reset tables and the current market price even though the holder of the Class AA preferred stock and warrants could not effect a conversion under these reset tables until September 30, 2001.

Following exchange of the Class AA stock for Class AAA stock in 1999 (See Note 9- Shareholders Equity in the Company's consolidated financial statements included in Item 8 hereof) the warrants related to the AAA stock did not have the right to convert to common stock unless and until the Company achieved a cumulative revenue threshold, or failed to achieve a minimum quarterly or annual revenue amount. For the sake of illustration of the impact on net income per share, if one assumes (i) these supplemental warrants had vested during the entire year of 1999, (ii) the current balance of 28,500 shares of preferred stock was outstanding for the entire year and, (iii) a current market value of the Company's stock of less than $8.00 per share, then an additional 5,937,500 shares of common stock would have been included in the calculation of diluted net income per share for 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operating activities involve several components, principally home construction, land development and mortgage loan origination for home purchasers. During 2000, the Company's operating activities, taken in the aggregate, provided approximately $15.9 million of cash. This cash flow provided in operating activities included $6.6 million returned from real estate inventories and an $8.1 million decrease in mortgage loans held for sale.

The $5.9 million of cash utilized by the Company's investing activities include $4.4 million in new equipment investments and $3.5 million in payments related to contingent consideration on previous acquisitions. These cash flows were offset by $3.6 million in proceeds from land held for resale activities.

The Company's financing activities utilized $20.1 million of cash flow, $17.1 million of net repayments under notes and mortgages payable in addition to $2.6 million in preferred stock dividends and purchase of treasury stock. The net repayments were used to fund the decrease of inventory and mortgage loans held for sale discussed above as part of cash flow from operations.

The Company regularly refinances existing loan agreements, executes new loan agreements and, in the case of acquisitions, assumes loans related to the assets being acquired. Approximately $487.4 million of secured financing commitments were in place at the subsidiary level at year-end. Under these credit facilities, the Company has borrowed $183.0 million at December 31, 2000. The total amount available under these commitments varies based on individual loan covenants and inventory levels.

As of December 31, 2000 the Company had cash and cash equivalents on hand of $7.4 million. The Company believes that funds available through the existing credit facilities coupled with the cash on hand and cash generated through operations should be adequate for the anticipated cash needs for the foreseeable future. However, there can be no assurances that any current working capital lender will agree to renew or extend its existing facility or, if renewed, that such renewal or extension would be on similar or more advantageous terms. No assurances can be given that, in the event any current working capital lender declines to renew its facility, the Company would be able to replace such facility on similar or more advantageous terms.

As of December 31, 2000, one of the Company's subsidiaries, Christopher Homes LLC, was not in compliance with its minimum tangible net worth covenant of $15 million, contained in its credit agreement with the lender. Currently, the lender has not declared a default as a result of this technical non-compliance with the net worth covenant. The principal reason for Christopher Homes' continued non-compliance with this covenant is the Company's inability to invest the required amount in Christopher Homes as a result of the potentially applicable restrictions on certain investments that are contained in the Senior
Note Indenture. Christopher Homes is not in default of any of its payment obligations to the lender. The current principal amount outstanding to the lender is approximately $24.6 million. This amount is secured by a lien on the assets of Christopher Homes. The loan is not cross-collateralized with any of the Company's other operating subsidiaries and no default in respect of the loan would, by reason of the default alone, cause a default in respect of any other loans to the Company or any of its subsidiaries. The Company is working with the lender to secure continued financing from the lender for Christopher Homes. No assurances can be given that the lender will agree to waive the effects of this non-compliance or that the lender will agree to continue to finance for Christopher Homes.

At December 31, 2000, the Company had 5,460 lots in inventory, in excess of backlog, which represents a 21-month supply of land based on sales absorption rates during 2000. It is one of the Company's operating strategies to keep a relatively low supply of finished lots and lots under development in order to manage and minimize risk associated with land ownership. The Company utilizes land options and investments in partnerships as methods of controlling and subsequently acquiring land. The Company plans to continue these practices and expects to exercise, subject to market conditions, substantially all of its option contracts. At December 31, 2000, the Company had 9,707 lots under option representing a 32-month supply of land based on the same absorption rates as above.

By letter dated February 12, 2001, Prometheus delivered a notice of election under section 2.6 of the Restructuring Agreement purporting to confirm that it had elected to exercise its rights under section 2.6 of the Restructuring Agreement. By letter dated February 15, 2001, the Company advised Prometheus that it disagreed that a timely election had been made. Each party has reserved its rights with respect to this matter. Depending on the outcome of this dispute, the Company may be obligated to make the payments required under
2.6 of the Restructuring Agreement, which amount to approximately $1.4 million, and which would be accounted for as an equity transaction.

It is possible that the Company may experience a change of control (as defined in the Senior Note Indenture) in 2001 as a result of the Supplemental Warrants becoming exercisable. See "Risk Factors - Potential Obligation to Make Change in Control Offer." The Company's liquidity position could be materially and adversely impacted if it becomes obligated to make a change in control offer to redeem the Senior Notes. The Company's ability to satisfy its obligations in such circumstances will depend upon its ability to raise capital or sell assets in a timely and sufficient manner.

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

OUTLOOK

The Company experienced a decline in new order activity during 2000 compared to 1999. As noted above a portion of this decline is attributable to the exiting of several markets, as well as some delays in opening new communities, and to some extent increases in interest rates in early 2000. While the direct impact of increases in interest rates is difficult to measure, the Company believes that it has had an impact, particularly in its first-time buyer product offerings during 2000. The Company has seen a strong increase in its Denver market new order activity, but has seen a softening in the early part of the year in several other markets including Philadelphia, Jacksonville and St. Louis. Overall the Company expects new orders in 2001 to slightly exceed 2000 levels.

The Company believes the successful implementation of its key strategies should benefit future operating results in the long run. The Company has addressed and continues to address key business strategies through (i) the continued focus of operational and financial management groups on the Company-wide program to reduce direct construction costs, identification and implementation of processes to improve return on assets at the subsidiary level, the sharing of "best practices" and the implementation of an integrated computer information system, and (ii) ongoing evaluations of certain under performing assets and alternative strategies to improve performance or redeploy funds which might be recovered from the sale of assets assets (see "Planning Committee").

Please refer to Business- Risk Factors and the Statement on Forward-Looking Information.

INFLATION

The Company's business performance and the homebuilding industry in general can be negatively affected by the impact of inflation and the adverse effect inflation has on interest rates and the overall economic climate both nationally and in the Company's markets.

Inflation affects the Company in a number of ways including increasing the Company's cost of construction. Costs including land acquisition and development, materials and subcontractor labor, overhead and interest rates on floating rate credit facilities can all be adversely affected by inflation. In addition, inflation may reduce consumers' ability to purchase a new home, thereby adversely affecting the Company's new order flow. During 2000 and 1999, inflation has not significantly affected the performance of the Company.

While inflation has not been a significant factor in 2000 or 1999, rising inflation in the future would likely have an adverse long-term impact on the Company's business performance.

ADOPTION OF NEW ACCOUNTING STANDARDS

In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, as amended by SFAS 138, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. The Company intends to adopt SFAS 133 in the first quarter of fiscal 2001. The adoption of SFAS 133 will not have a material effect on the financial position or results of operations of the Company. The Company's only derivative is in the form of mandatory forward looking commitments on loan sales.

Recognition of gains and losses is based on SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, which was effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996. SFAS No. 125 is based upon consistent application of a financial components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, reverses financial assets when control has been surrendered, and reverses liabilities when extinguished. The Company will adopt SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, in 2001, which will not have a material effect on the financial position or results of operations of the Company.

In 1999, the Securities and Exchange Commission ("SEC") staff issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB 101 explains how generally accepted accounting principles should be applied in the recognition of revenue in financial statements. The Company implemented SAB 101 in the fourth quarter of 2000. The adoption of SAB 101 did not have a material effect on the financial position or results of operations of the Company.

STATEMENT ON FORWARD-LOOKING INFORMATION

Certain information included in this report is "forward-looking" within the meaning of the Private Securities Litigation Reform Act of 1995. You can identify this information by use of words like "may," "will," "expect," "anticipate," "estimate," or "continue" or similar expressions. Such statements represent the Company's judgment and involve known and unknown risks, uncertainties and other factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. Such risks, uncertainties and other factors include, but are not limited to, fluctuations in interest rates, availability of land, raw materials, and labor costs, levels of competition, housing demand in our markets, the effect of government regulation, the availability of working capital, the price of the Company's common stock, weather conditions, changes in general economic conditions and other factors which may adversely affect The Fortress Group's operating results including net income and/or net income per share and other matters addressed in Business- Risk Factors.

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

         As of December 31, 2000, short-term debt was $151.9 million, which consisted primarily of loans secured by real estate inventories. Also included in that amount is a mortgage warehouse line that is collateralized by residential mortgage loans. The Company borrows on a short-term basis from banks under committed lines of credit, which bear interest at the prevailing market rates.

         Long-term debt obligations outstanding and their maturities at December 31, 2000 are as follows (in thousands). The estimated fair value at December 31, 2000 for all debt indicated is the face value, except for the $100.0 million of Senior Notes due in 2003, which, based on available market information, had an estimated fair market value of $40.0 million at December 31, 2000. This estimated fair market value is extremely difficult to determine based on the thinly traded market for the Senior Notes.

                                                             Maturities through December 31,
                                        ---------------------------------------------------------------------------
                                                2001           2002           2003            2004           2005
                                                ----           ----           ----            ----           ----
Fixed Rate Debt.................        $       3,055  $        1,669  $     101,106  $           5  $         5
     Average Interest Rate......                 8.3%            8.8%          13.7%           8.0%         8.0%

Variable Rate Debt.............         $     148,825  $       32,921  $         661  $           0  $         0
     Average Interest Rate......                 9.4%            9.3%           9.5%            N/A          N/A

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

PART III

         The information required by Part III is omitted from this Annual Report on Form 10-K and is incorporated by reference from the definitive proxy statement with respect to the 2001 Annual Meeting of Stockholders (the Proxy Statement) which the Company will file with the Securities and Exchange Commission (the Commission) not later than 120 days after the end of the fiscal year covered by this Report.


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

PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K.


(a)  Financial Statements, Schedules and Exhibits.

     1.  Financial Statements

THE FORTRESS GROUP, INC.

INDEX TO FINANCIAL STATEMENTS

                                                                          Page
THE FORTRESS GROUP, INC.
     Report of Ernst & Young LLP, Independent Accountants                  F-1
     Report of PricewaterhouseCoopers LLP, Independent Accountants         F-2
     Consolidated Balance Sheets as of December 31, 2000 and 1999          F-3
     Consolidated Statement of Operations for the years ended
     December 31, 2000, 1999, and 1998                                     F-4
     Consolidated Statement of Shareholders' Equity for the years
     ended December 31, 2000, 1999, and 1998                               F-5
     Consolidated Statement of Cash Flows for the years ended
     December 31, 2000, 1999, and 1998                                     F-6
     Notes to Consolidated Financial Statements                            F-7

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

3.4 Notice of Election to Terminate Charter Provisions (Exhibit 3.3(a) of the Company's 1998 Annual Report on Form 10-K dated March 30, 1999 is hereby incorporated by reference)

3.5 Certificate of Amendment of the Certificate of Incorporation of the Company, effective July 10,2000 (Exhibit 3.5 of the Form 10-Q dated August 14, 2000 is hereby incorporated by reference.)

3.6 Amended and Restated Bylaws of the Registrant. (Exhibit 3.2 of the Registration Statement on Form S-1 (File No. 333-2332) effective May 16, 1996, is hereby incorporated by reference.)

3.7      Amendments to the Company's By-laws, effective March 6, 1998 (Exhibit
         3.2 of the Form 8-K dated March 16, 1998 is hereby incorporated by reference.)

3.8 Amendment to the Company's By-laws adopted February 4, 1999 (Exhibit 2 of the Form 8-K dated March 5, 1999 is hereby incorporated by reference.)

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

4.8(a) Amended Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock of The Fortress Group Inc. (Exhibit 4.8(a) of the Company's 1998 Annual Report on Form 10-K dated March 30, 1999 is hereby incorporated by reference)

4.8(b) Certificate of Designations, Preferences and Rights of Series D Convertible Preferred Stock of The Fortress Group Inc. (Exhibit 2 of the Current Report on Form 8-K dated August 27, 1997 is hereby incorporated by reference.)

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

10.13 Purchase and Sale Agreement between The Genesee Company and RS Investments/Stonebridge LLC, dated December 1, 1999 (Exhibit 10.13 of the Company's 1999 Annual Report on Form 10-K dated March 24, 2000 is hereby incorporated by reference).

10.14 Amendment to Purchase and Sale Agreement between The Genesee Company and RS Investments/Stonebridge LLC, dated December 1, 1999 (Exhibit
         10.14 of the Company's 1999 Annual Report on Form 10-K dated March 24, 2000 is hereby incorporated by reference).

10.15 Option Agreement between RS Investments/Stonebridge, LLC, and The Genesee Company, dated December 1, 1999 (Exhibit 10.15 of the Company's 1999 Annual Report on Form 10-K dated March 24, 2000 is hereby incorporated by reference).

10.16 Amendment to Option Agreement between RS Investments/Stonebridge, LLC, and The Genesee Company, dated December 1, 1999 (Exhibit 10.16 of the Company's 1999 Annual Report on Form 10-K dated March 24, 2000 is hereby incorporated by reference).

10.17 Amendment to Option Agreement between RS Investments/Stonebridge, LLC, and The Genesee Company, dated December 10, 1999 (Exhibit 10.17 of the Company's 1999 Annual Report on Form 10-K dated March 24, 2000 is hereby incorporated by reference).


21.1     List of Subsidiaries (included herein.)

23.1     Consent of Accountants (included herein.)

23.2     Consent of Accountants (included herein.)

(b)  Reports on Form 8-K.

         None

                  SIGNATURES

     Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized March 30, 2001.

                            THE FORTRESS GROUP, INC.

                            By:        /s/ George C. Yeonas
                                  ----------------------------
                            Name:  George C. Yeonas
                            Title:   Chief Executive Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                          Capacity In Which Signed                     Date
/s/ George C. Yeonas                Chief Executive Officer and Director              3/29/01
---------------------------                                                    --------------
George C. Yeonas

/s/ Jeffrey W. Shirley              Chief Financial Officer,                          3/29/01
---------------------------         and Principal Accounting Officer           --------------
Jeffrey W. Shirley

/s/ Mark L. Fine                    Director                                          3/29/01
---------------------------                                                    --------------
Mark L. Fine


/s/ Richard I. Gilchrist            Director                                          3/29/01
---------------------------                                                    --------------
Richard I. Gilchrist


/s/ Sandra A. Lamb                  Director                                          3/29/01
---------------------------                                                    --------------
Sandra A. Lamb

                                    Director
---------------------------                                                    --------------
Robert Short


                                    Director
---------------------------                                                    --------------
William A. Shutzer

/s/ J. Christopher Stuhmer          Director                                          3/29/01
--------------------------                                                     --------------
J. Christopher Stuhmer


                                    Director
---------------------------                                                    --------------
Andrew E. Zobler

                        Report of Independent Auditors

Board of Directors
The Fortress Group, Inc.

We have audited the accompanying consolidated balance sheet of The Fortress Group, Inc. as of December 31, 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the management of The Fortress Group, Inc. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Fortress Group, Inc. as of December 31, 2000, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.


                                                          /s/ ERNST & YOUNG LLP


February 28, 2001, except for the third paragraph of Note 21, as to which the date is March 29, 2001

                      Report of Independent Accountants

To the Board of Directors and
Shareholders of The Fortress Group, Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of The Fortress Group, Inc. (the "Company") at December 31, 1999, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above. We have not audited the financial statements of The Fortress Group, Inc. for any period subsequent to December 31, 1999.



PRICEWATERHOUSECOOPERS LLP


Washington, DC
February 21, 2000, except for the fourth paragraph of Note 2, as to which the date is July 10, 2000.

                           THE FORTRESS GROUP, INC.
                         CONSOLIDATED BALANCE SHEETS
                          December 31, 2000 and 1999
               (Dollars in thousands, except per share amounts)

                                                                                  2000            1999
                                                                                  ----            ----

                                    ASSETS

Cash and cash equivalents                                                        $  7,412        $ 17,526
Accounts and notes receivable                                                      11,400          12,748
Real estate inventories                                                           308,187         328,513
Land held for resale                                                                  825               0
Mortgage loans                                                                     12,153          20,229
Investments in land partnerships                                                    3,099           1,518
Property and equipment, net                                                        11,032          12,392
Prepaid expenses and other assets                                                  38,444          22,803
Goodwill, net                                                                      29,015          35,452
                                                                                 --------        --------
Total assets                                                                     $421,567        $451,181
                                                                                 ========        ========


                     LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued construction liabilities                            $ 31,056        $ 38,915
Notes and mortgages payable                                                       285,641         301,658
Accrued expenses                                                                   18,526          18,905
Customer deposits                                                                   8,998          10,530
                                                                                 --------        --------
       Total liabilities                                                          344,221         370,008
                                                                                 --------        --------

Commitments and Contingencies (see Note 20)

Minority interest                                                                       0              79
Obligation under preferred stock redemption agreement (see Note 9)                      0           1,421
Shareholders' equity
     Preferred stock, all classes and series, $.01 par value, 1 million
       authorized (see Note 9)                                                          1               1
     Common stock, $.01 par value, 99 million authorized,
       3,094,754 and 12,496,260 (pre-split) (see Note 2)
       issued, respectively                                                            31             125
     Additional paid-in capital                                                    52,559          54,308
     Retained earnings                                                             26,005          26,460
     Treasury stock, at cost, 0 and 265,100 common shares
       and 30,000 and 0 preferred shares, respectively                             (1,250)         (1,221)
                                                                                 --------        --------

       Total shareholders' equity                                                  77,346          79,673
                                                                                 --------        --------

       Total liabilities and shareholders' equity                                $421,567        $451,181
                                                                                 ========        ========

  The accompanying notes are an integral part of these financial statements.

                           THE FORTRESS GROUP, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
               (Dollars in thousands, except per share amounts)


                                                          For the Year         For the Year         For the Year
                                                             Ended                Ended                 Ended
                                                       December 31, 2000    December 31, 1999     December 31, 1998
                                                       -----------------    -----------------     -----------------
TOTAL REVENUES                                            $  688,457            $  740,785             $  692,645
                                                          ----------            ----------             ----------

HOMEBUILDING:
  Residential Sales                                       $  662,022            $  719,970             $  677,271
  Lot sales and other                                         20,711                14,647                 10,636
                                                          ----------            ----------             ----------
  Homebuilding revenues                                      682,733               734,617                687,907
  Cost of sales                                              582,113               626,602                583,278
                                                          ----------            ----------             ----------
       Gross profit                                          100,620               108,015                104,629
   Selling                                                    44,945                46,514                 43,601
   General and administrative                                 34,975                36,436                 34,534
   Asset impairment charge                                    14,849                 1,990                      0
   Special charges                                                 0                 1,270                      0
   Goodwill amortization                                       2,534                 2,618                  2,395
                                                          ----------            ----------             ----------
       Net operating income                                    3,317                19,187                 24,099
                                                          ----------            ----------             ----------
     Other expense (income):
       Interest expense                                        3,369                 4,592                  5,547
       Interest income                                          (680)                 (608)                  (916)
       Minority interest                                           0                     0                    (35)

       Other, net                                             (2,872)               (2,439)                (1,957)
                                                          ----------            ----------             ----------

    Homebuilding income before taxes                           3,500                17,642                 21,460

FINANCIAL SERVICES:
    Operating revenues                                         5,724                 6,168                  4,738
    General, administrative and other expenses                 5,020                 5,987                  4,592
    Interest expense                                           1,429                 1,210                    755
    Interest income                                           (1,165)               (1,033)                  (777)
                                                          ----------            ----------             ----------

    Financial Services income before taxes                       440                     4                    168

Loss on sale of Landmark Homes                                     0                 2,900                      0

Income before taxes                                            3,940                14,746                 21,628

Provision for income taxes                                     1,726                 6,469                  8,794
                                                          ----------            ----------             ----------

Net income                                                $    2,214            $    8,277             $   12,834
                                                          ==========            ==========             ==========

Income/(loss) available to common shareholders,
basic                                                     $     (455)           $    5,149             $    5,436
                                                          ==========            ==========             ==========

Income/(loss) available to common shareholders,
diluted                                                   $     (455)           $    5,484             $    5,464
                                                          ==========            ==========             ==========

NET INCOME/(LOSS) PER SHARE DATA (See Note 10):

     Basic net income/(loss) per share                    $     (.15)           $     1.70             $     1.84
                                                          ==========            ==========             ==========
     Diluted net income/(loss) per share                        (.15)                 1.50             $     1.66
                                                          ==========            ==========             ==========

     Basic weighted average shares outstanding             3,076,354             3,029,917              2,954,722
                                                          ==========            ==========             ==========
     Diluted weighted average shares outstanding           3,076,354             3,656,374              3,285,059
                                                          ==========            ==========             ==========

  The accompanying notes are an integral part of these financial statements.

                           THE FORTRESS GROUP, INC.
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                (In thousands)

                                        ------Shares--------


                                        Preferred    Common
                                        ---------    ------
Balance at December 31, 1997                  151    11,629
                                              ===    ======

Issuance of preferred stock                    53
Cancellation of preferred stock                (1)

Redemption of preferred stock                 (35)
Conversion of preferred stock                 (19)      339
Preferred stock dividend

Imputed preferred stock dividend
Issuance of common stock                                 85
Common stock dividends declared
Vesting of non-qualified options
Purchase of treasury stock                             (145)
Subscription receivable relief
Net income
                                              ---    ------

Balance at December 31, 1998                  149    11,908
                                              ===    ======

Issuance of preferred stock
Redemption of preferred stock                 (33)
Conversion of preferred stock                 (21)      212
Preferred stock dividend
Issuance of common stock                                111
Preferred Stock Redemption Obligation
Net income
                                              ---    ------

Balance at December 31, 1999                   95    12,231
                                              ===    ======

  Redemption of preferred stock               (22)
  Preferred stock dividends
  Issuance of common stock                               94
  Retirement of treasury stock
  Reverse stock split                                (9,230)
  Preferred Stock Redemption Obligation
    (see Note 9)
Purchase of treasury stock (see Note 9)       (30)
  Net income
                                              ---    ------

Balance at December 31, 2000                   43     3,095
                                               ==    ======

                                        ------------------------------------Amount-------------------------------------------
                                                             Additional                                             Total
                                                              Paid-In     Subscription  Retained   Treasury    Shareholders'
                                       Preferred    Common    Capital     Receivables   Earnings     Stock         Equity
                                       ---------    ------    -------     -----------   --------     -----         ------
Balance at December 31, 1997                  $1     $117    $ 47,371                   $15,936     $  (528)      $ 62,897
                                              ==     ====    ========                   =======     =======       ========

Issuance of preferred stock                                    27,301         $(500)                                26,801
Cancellation of preferred stock                                   (50)                                                 (50)

Redemption of preferred stock                                  (3,534)                                              (3,534)
Conversion of preferred stock                           4        (327)                                                (323)
Preferred stock dividend                                                                 (7,330)                    (7,330)

Imputed preferred stock dividend                                   68                       (68)
Issuance of common stock                                1         459                                                  460
Common stock dividends declared                                                             (61)                       (61)
Vesting of non-qualified options                                   25                                                   25
Purchase of treasury stock                                                                             (693)          (693)
Subscription receivable relief                                                  167                                    167
Net income                                                                               12,834                     12,834
                                              --     ----    --------         -----     -------     -------       --------

Balance at December 31, 1998                   1      122      71,313          (333)     21,311      (1,221)        91,193
                                              ==     ====    ========         =====     =======     =======       ========

Issuance of preferred stock                                      (342)                                                (342)
Redemption of preferred stock                                 (13,693)          333                                (13,360)
Conversion of preferred stock                           2      (1,695)                                              (1,693)
Preferred stock dividend                                                                 (3,128)                    (3,128)
Issuance of common stock                                1         146                                                  147
Preferred Stock Redemption Obligation                          (1,421)                                              (1,421)
Net income                                                                                8,277                      8,277
                                              --     ----    --------         -----     -------     -------       --------

Balance at December 31, 1999                   1      125      54,308             0      26,460      (1,221)        79,673
                                              ==     ====    ========         =====     =======     =======       ========

  Redemption of preferred stock                                (2,127)                                              (2,127)
  Preferred stock dividends                                                              (2,669)                    (2,669)
  Issuance of common stock                              1          83                                                   84
  Retirement of treasury stock                         (3)     (1,218)                                1,221
  Reverse stock split                                 (92)         92
  Preferred Stock Redemption Obligation
    (see Note 9)                                                1,421                                                1,421
Purchase of treasury stock (see Note                                                                 (1,250)        (1,250)
  Net income                                                                              2,214                      2,214
                                              --     ----    --------         -----     -------     -------       --------

Balance at December 31, 2000                  $1     $ 31    $ 52,559                   $26,005     $(1,250)      $ 77,346
                                              ==     ====    ========                   =======     =======       ========

  The accompanying notes are an integral part of these financial statements.

                            THE FORTRESS GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                        For the Year          For the Year       For the Year
                                                                           Ended                 Ended              Ended
                                                                     December 31, 2000     December 31, 1999  December 31, 1998
                                                                     -----------------     -----------------  -----------------
Cash flows from operating activities
   Net income                                                            $   2,214             $   8,277           $  12,834
   Adjustments to reconcile net income to net cash provided by/
   used in operating activities:
    Depreciation and amortization                                            8,634                 9,640               9,170
    Deferred tax provision                                                  (7,270)                 (654)               (421)
    Minority interest                                                            0                     0                 (35)
    Special charges                                                              0                 1,270                   0
    Asset impairment charge                                                 14,849                 1,990                   0
    (Gain) on sale of investment in land partnerships                            0                  (291)                  0
    Loss on sale of Landmark Homes                                               0                 2,900                   0
    (Gain) loss on sale of property and equipment                                7                   168                 (96)
    Changes in operating assets and liabilities
    Accounts receivable                                                      1,348                 1,113              11,289
    Real estate inventories                                                  6,596               (28,440)            (28,487)
    Land held for resale                                                      (825)                7,954              (1,020)
    Mortgage loans                                                           8,076                (4,832)             (4,269)
    Prepaid expenses and other assets                                      (15,641)               (7,413)              1,370
    Accounts payable and accrued construction liabilities                     (589)                4,201               7,355
    Accrued expenses                                                           (13)                   (2)              1,816
    Customer deposits                                                       (1,532)                  (91)              1,992
                                                                         ---------             ---------           ---------
       Net cash provided by/(used in) operating activities                  15,854                (4,210)             11,498
                                                                         ---------             ---------           ---------

Cash flows from investing activities
    Acquisition of homebuilders, net of acquired cash                            0                     0             (27,616)
    Proceeds from sale of Landmark Homes net of cash sold                        0                 3,078                   0
    Proceeds from sale of land partnership interests                             0                 5,351                   0
    Payment of contingent consideration                                     (3,504)               (2,372)             (2,034)
    Minority interest - change in investment                                   (79)                    0                   0
    Proceeds from land held for resale                                       3,584                     0                   0
    Purchase of property and equipment                                      (4,431)               (4,981)             (6,841)
    Proceeds from sale of property and equipment                               102                   263                 438
    Change in investment in limited partnerships                            (1,580)                3,378              (2,853)
                                                                         ---------             ---------           ---------
       Net cash (used in)/ provided by investing activities                 (5,908)                4,717             (38,906)
                                                                         ---------             ---------           ---------

Cash flows from financing activities
    Borrowings under notes and mortgages payable                           754,253               744,313             685,844
    Repayment of notes and mortgages payable                              (771,389)             (731,153)           (662,651)
    Related party borrowings                                                   285                   109                 118
    Repayment of related party borrowings                                     (145)                 (381)               (483)
    Proceeds from issuance of common stock, net                                 84                   148                  86
    Proceeds from issuance of Class AA Preferred Stock, net                      0                  (342)             24,813
    Conversion of preferred stock                                                0                (1,693)               (324)
    Preferred stock redemption                                                (521)              (13,360)             (1,500)
    Preferred dividends paid                                                (1,377)               (3,724)             (7,017)
    Common dividends paid                                                        0                     0                 (89)
    Purchase of treasury stock (see Note 9)                                 (1,250)                    0                (693)
                                                                         ---------             ---------           ---------
       Net cash (used in)/provided by financing activities                 (20,060)               (6,083)             38,104
                                                                         ---------             ---------           ---------

Net (decrease) increase in cash and cash equivalents                       (10,114)               (5,576)             10,696
Cash and cash equivalents, beginning of period                              17,526                23,102              12,406
                                                                         ---------             ---------           ---------
Cash and cash equivalents, end of period                                 $   7,412             $  17,526           $  23,102
                                                                         =========             =========           =========

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

Fortress began operations simultaneous with the closing of its initial public offering on May 21, 1996 (the "Offering"), and the acquisition of four homebuilding companies (the "Predecessor Companies"):

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
    Buffington Homes, Inc.  ("Buffington")     Austin and San Antonio, Texas
                                               (Buffington merged with Wilshire
                                               (see below); as of 1999,
                                               operations exclusively marketed
                                               under Wilshire name)
    Christopher Homes ("Christopher")          Las Vegas, Nevada
    Solaris Development Corp. ("Sunstar")      Raleigh-Durham, North Carolina

Subsequent to the Offering, Fortress acquired the following homebuilding companies:

    Homebuilder                               Date Acquired            Market(s)
    -----------                               -------------            ---------
    Landmark Homes, Inc. ("Landmark")         August 31, 1996          Wilmington North Carolina, Myrtle
                                              (sold March 1999)        Beach, South Carolina
    Brookstone Homes, Inc. ("Brookstone")     December 31, 1996        Janesville, Madison, and Milwaukee
                                              (sold February 2001)     Wisconsin
                                              (see Note 21)
    D.W. Hutson Construction Company, now     February 28, 1997        Jacksonville, Florida
    known as Fortress Homes and Communities
    of Florida ("Fortress Florida")
    Wilshire Homes, Ltd. ("Wilshire")         April 1, 1997            Austin and San Antonio, Texas

    Don Galloway Homes, Inc. ("Galloway")     August 1, 1997           Charlotte, North Carolina and
                                                                       Charleston, South Carolina
    Iacobucci Homes ("Iacobucci")             October 1, 1997          Philadelphia, Pennsylvania
    WestBrook Homes ("WestBrook")             January 1, 1998          Loudoun County, Virginia
                                              (phased out during
                                              1999)
    Whittaker Construction ("Whittaker")      March 1, 1998            St. Louis, Missouri
    Quail Construction ("Quail")              April 1, 1998            Portland, Oregon

In January 1997, Fortress formed Fortress Mortgage, Inc. ("Fortress Mortgage"), a wholly-owned subsidiary, to provide mortgage lending services to the customers of the Company's builder subsidiaries. Fortress Mortgage is licensed as a mortgage banker in Alaska, Arizona, California, Colorado, Florida, Illinois, Missouri, New Jersey, North Carolina, Oregon, Pennsylvania, South Carolina, Texas, Virginia, Washington and Wisconsin.

The Company's reportable segments are homebuilding and financial services. The Company's various homebuilding subsidiaries comprise the homebuilding segment. These subsidiaries engage in acquiring or developing land primarily on which to build residential for-sale housing. Fortress Mortgage is the financial services segment. Its function is to originate mortgage loans primarily to the buyers of homes constructed by the homebuilding segment of the Company.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Fortress, a Delaware corporation, and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Each acquisition subsequent to the Offering has been accounted for under the purchase method of accounting. The purchase price of each of the acquired companies was allocated first to record the assets and liabilities acquired at estimated fair value on the acquisition date with any remaining balances recorded as goodwill.

The consolidated statements of operations, shareholders' equity and cash flows include the results of Fortress, inclusive of the Predecessor Companies and all of the companies acquired since their respective dates of acquisition.

Certain prior period amounts have been reclassified to conform to the current year presentation. All periods presented have been restated except for, the consolidated balance sheet as of December 31, 1999 and the consolidated statement of shareholders' equity which, have not been restated to take into account the effects of a one-for-four reverse stock split implemented July 10, 2000.

GENERAL POLICIES

Cash and cash equivalents

For purposes of reporting cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Property and equipment

Property and equipment are carried at cost less accumulated depreciation and are depreciated using the straight-line method over the estimated useful lives of the assets, which range from two to ten years. Significant additions and improvements are capitalized while expenditures for repairs and maintenance are charged to operations as incurred. Costs incurred for common area model improvements and certain furnishings are amortized on a per unit basis as home sales in the related development are closed.

Deferred financing costs

Costs associated with the issuance of the 13.75% Senior Notes (see Note 8 - Notes and Mortgages Payable) have been capitalized and are being amortized using the straight-line method over the seven-year term of the related notes.

Beneficial conversion feature

In accordance with Emerging Issues Task Force Topic D-60, Accounting for the Issuance of Convertible Preferred Stock and Debt Securities with a Non-detachable Conversion Feature, the Company recorded a $274,000 "discount" for the 11,700 shares of Class AA convertible preferred stock issued during 1997. (See description of preferred stock in Note 9 - Shareholders' Equity.) As required by Topic D-60, the Company amortized this discount using the effective interest method from the date of issuance, September 30, 1997, through the date at which the Class AA was exchanged for Class AAA preferred stock. This amortization was recognized as an additional return to the preferred shareholders (see Note 10 - Earnings per Share) and is included in the Statement of Shareholders' Equity for the year ended December 31, 1998 as an "imputed preferred stock dividend."

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Homebuilding Segment Policies

Revenue recognition

Residential homes and lot sales are recognized when all conditions precedent to closing have been fulfilled and title has passed to the buyer. The Company's homes are generally sold in advance of their construction. The Company's standard sales contract generally requires the customer to make an earnest money deposit, which is recognized as a liability until the unit closes.

Real estate inventories and cost of sales

Real estate inventories are carried at the lower of cost or fair market value as measured in accordance with Statement of Financial Accounting Standards ("SFAS") SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. Costs incurred which are included in inventory consist of land, land development, direct and certain indirect construction costs, capitalized interest during the period of development through the completion of construction, real estate taxes, direct model construction costs, and related improvements.

At the time of revenue recognition, cost of sales is charged with the actual construction costs incurred and an estimate of cost to complete, plus an allocation of the total estimated cost of land and land development, interest, real estate taxes and any other capitalizable common costs based on the relative sales value method of accounting.

Certain components of cost of sales, particularly those pertaining to land development, are based on management estimates of the total expected costs of an ongoing project. These estimates are subject to change.

Warranty Costs

The Company generally provides a one-year limited warranty of workmanship and materials with each of its homes. Accordingly, a warranty reserve, based on the Company's historical experience, is provided as residential sales are closed. Warranty reserves are included in "accrued expenses" and amounted to approximately $3.7 million and $3.0 million as of December 31, 2000 and 1999, respectively.

Investments in land partnerships

The Company records its investments in land partnerships in which it holds less than a majority interest under the equity method of accounting.

Option deposits

The Company enters into option agreements that allow the takedown of land under the specified terms. When a deposit is required, the Company records the deposit amount in "other assets." When the land is taken down, the deposit becomes part of the cost basis of the land and is reclassified as land inventory. If the decision is made not to take down the land, the deposit is expensed. Option deposits totaling approximately $17.3 million and $10.0 million are included in "other assets" at December 31, 2000 and 1999, respectively.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of assets acquired and is being amortized over periods ranging from five to twenty years. Accumulated amortization at December 31, 2000 and amortization expense for the year then ended were $8.6 million and $2.5 million, respectively. Accumulated amortization at December 31, 1999 and amortization expense for the year then ended were $6.0 million and $2.6 million, respectively. Accumulated amortization at December 31, 1998 and amortization expense for the year then ended were $3.4 million and $2.4 million, respectively. If facts and circumstances dictate, the Company evaluates the recoverability of goodwill based on the estimated future undiscounted cash flows associated with the assets. In the event that the analysis indicates that the carrying value of goodwill is impaired, it would be written down to its estimated fair value. During the first quarter of 1999, the Company sold the assets of Landmark and wrote off unrecovered goodwill of $3.0 million. During the second quarter of 1999, the Company wrote off $0.3 million in remaining goodwill of WestBrook as part of its decision to wind down the operations of that subsidiary. Also during the fourth quarter of 2000, the Company wrote off $1.8 million and $2.2 million in remaining goodwill of Quail and Brookstone respectively, included with an asset impairment charge with respect to each of these companies. (See
Note 12 - Asset Impairment Charge and Note 14 - Related Party Transactions)

Minority interest

Certain of the Company's subsidiaries are participants in real estate joint ventures in which parties unrelated to the Company own a minority interest. Joint venture profits are allocated to the Company and the other partners according to their respective ownership.

New accounting pronouncements

In 1999, the Securities and Exchange Commission ("SEC") staff issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB 101 explains how generally accepted accounting principles should be applied in the recognition of revenue in financial statements. The Company implemented SAB 101 in the fourth quarter of 2000. The adoption of SAB 101 did not have a material effect on the financial position or results of operations of the Company.

FINANCIAL SERVICES SEGMENT POLICIES

Mortgage income

SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases, requires the deferral of loan origination income and direct loan origination costs over the estimated life of the loans. The Company defers the loan fees and costs and recognizes them at the time of sale of the loans. A total of $10,671 and $64,984 was recorded as part of the loans held for sale balance for unamortized loan origination fees and costs recognized under SFAS No.91 as of December 31, 2000 and 1999, respectively.

Gains and losses from sales of mortgage loans are recognized at the time of sale and are determined by the difference between net sale proceeds and the carrying value of the mortgage loans sold.

Recognition of gains and losses is based on SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, which was effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996. SFAS No. 125 is based upon consistent application of a financial components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, reverses financial assets when control has been surrendered, and reverses liabilities when extinguished. The Company will adopt SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, in 2001, which will not have a material effect on the financial position or results of operations of the Company.

The Company does not retain servicing on loans sold.

Mortgage loans

Mortgage loans held for sale to nonaffiliated investors are recorded in the aggregate at the lower of cost or market. Fair value is based upon contractually established prices at which mortgage loans will be sold or, if loans are not committed for sale, at current market prices. Mortgage loans associated with construction loans consist of draws that have been funded under a specific program developed for borrowers buying upper-end homes in Nevada. No valuation allowance was required at December 31, 2000 or 1999.

New accounting pronouncements

In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, as amended by SFAS 138, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). These standards established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. The Company intends to adopt SFAS 133 in the first quarter of fiscal 2001. The adoption of SFAS 133 will not have a material effect on the financial position or results of operations of the Company. The Company's only derivative is in the form of mandatory forward looking commitments on loan sales.

NOTE 3 - ACQUISITIONS

The Company made no acquisitions during 2000 and 1999.

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

Several of the Company's acquisition agreements include earnout provisions, by which the seller(s) may receive future consideration based upon the operational results of the purchased business. These provisions generally extend two to four years past the purchase date and are calculated as a set percentage of operational results in excess of operational goal "hurdles." In each of the acquisitions that include earnout provisions, the earnout consideration is accounted for as additional purchase price and, accordingly, increases the goodwill related to the acquisitions and is amortized over the corresponding remaining goodwill amortization periods. Pursuant to these agreements, the Company has recorded additional purchase price for earnouts in the amount of approximately $0.1 million, $2.0 million and $3.8 million for the years ended December 31, 2000, 1999 and 1998, respectively.

NOTE 4 - SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information are as follows (in thousands):

                                                                           For the Year
                                                                        Ended December 31,
                                                                   2000           1999      1998
                                                                   ----           ----      ----
     Cash paid for the following:
      Interest                                                   $37,316        $34,849    $32,415
      Income taxes                                               $10,254        $ 6,065    $10,838

Significant non-cash transactions

     In connection with acquisitions, the Company paid the following in the form of the Company's common and preferred stock during 2000, 1999 and 1998:
         (Dollars in thousands)

                                                                   2000           1999      1998
                                                                   ----           ----      ----
         Preferred Shares                                            0              0      19,881
         Common Shares                                               0              0           0
         Amount                                                      0              0      $1,988

     Also in connection with acquisitions, the following contingent consideration amounts ("earnouts") were recorded as non-cash transactions.

                                                                   2000            1999     1998
                                                                   ----            ----     ----
         Applied against amounts advanced
          to sellers at acquisition                              $    0         $    57    $1,393

         Recorded as due to related parties at year end          $    99        $ 1,927    $2,372

     In accordance with a Restructuring Agreement dated December 31, 1998 between the Company and Prometheus Homebuilders LLC (Prometheus), the Company issued 40,000 shares of Class AAA Redeemable Convertible Preferred Stock in exchange for 40,000 shares of Class AA Convertible Preferred Stock, effective February 4, 1999 (see Note 9- Shareholders' Equity).

     As part of the Restructuring Agreement referenced above, and in conjunction with the partial redemption of the Company's Class AAA preferred stock, which occurred during 1999, the Company incurred a potential obligation to arrange for the sale of a portion of the Class AAA holder's common stock holdings and to guarantee the net proceeds received from that sale. The Company believes that this obligation has expired (see
     Note 21 - Subsequent Events) and, as such, the Company has reclassified as shareholders' equity the portion of shareholders' equity that was reserved for this obligation and that had previously been excluded from total shareholders' equity. (see Note 9 - Shareholders' Equity).

     The Company is amortizing debt issuance costs associated with its 13.75% Senior Notes (see Note 8 - Notes and Mortgages Payable) over the remaining term of those notes. The Company amortized approximately $1.1 million in such fees in each of the years ended 2000, 1999 and 1998. These financing costs were capitalized into inventory along with other interest and financing costs incurred in accordance with SFAS No. 34, Capitalization of Interest Cost.


NOTE 5 - REAL ESTATE INVENTORIES

Real estate inventories are summarized as follows (in thousands):

                                                          December 31,
                                                     2000              1999
                                                     ----              ----
   Work-in-progress
     Sold homes                                    $ 99,580         $100,759
     Speculative                                     47,135           70,228
                                                    -------         --------
      Total work-in-progress                        146,715          170,987

   Land
     Finished lots                                   99,593          105,432
     Land under development                          38,035           22,420
     Unimproved land held for development            12,753           13,924
                                                   --------         --------
      Total land                                    150,381          141,776

   Lumber yard inventory                              2,651            2,404
   Model homes                                        8,440           13,346
                                                    -------         --------
                                                   $308,187         $328,513
                                                    =======         ========

Model homes are constructed to assist in the marketing effort of a development. Speculative homes, included above in work-in-progress, represent both completed and under-construction, non-model homes, which are not subject to a sales contract. Both work-in-progress and model homes include the allocation of land, land development, and other allocable costs.


NOTE 6 - INTEREST

Information regarding interest is as follows (in thousands):

                                                                     2000        1999         1998
                                                                     ----        ----         ----
     Interest incurred                                            $ 36,891     $ 34,315    $ 32,444
     Interest capitalized                                          (32,093)     (28,514)    (26,142)
     Relief of previously capitalized interest                      32,015       28,543      24,271
                                                                   -------      -------      ------
       Total interest expensed in statement of operations         $ 36,813     $ 34,344    $ 30,573
                                                                   =======      =======      ======

     Capitalized interest in ending inventory                     $ 23,159     $ 23,081    $ 23,426
                                                                   =======      =======      ======

NOTE 7 - PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows (in thousands):

                                                                        December 31,
                                                                    2000            1999
                                                                  --------        --------
     Buildings                                                    $    434        $    410
     Model home upgrades and furnishings                            12,155          10,749
     Equipment and furniture                                        10,955          10,053
     Vehicles                                                        1,717           1,361
     Plans                                                           2,614           1,767
     Leasehold improvements                                          1,950           1,625
                                                                  --------        --------
                                                                    29,825          25,965
     Less:  Accumulated depreciation and amortization              (18,793)        (13,573)
                                                                  --------        --------
                                                                  $ 11,032        $ 12,392
                                                                  ========        ========

NOTE 8 - NOTES AND MORTGAGES PAYABLE

Notes and mortgages payable consist of the following (in thousands):

                                                                        December 31,
                                                                    2000            1999
                                                                  --------        --------
    13.75% Senior Notes due 2003                                  $100,000        $100,000
    Project specific land, land development and
        construction loans                                         172,483         183,298
    Mortgage warehouse lines of credit                              11,422          19,242
    Other loans                                                      4,349           2,850
                                                                  --------        --------
                                                                   288,254         305,390
    Less:  Unamortized debt issuance costs                          (2,613)         (3,732)
                                                                  --------        --------
                                                                  $285,641        $301,658
                                                                  ========        ========

The Company pays interest on the Senior Notes in arrears on May 15 and November 15 of each year at the rate of 13.75% per annum. The Senior Notes may not be redeemed at any time prior to maturity. The Senior Notes are unsecured and rank pari passu with, or senior in right of payment to, all other existing and future unsecured indebtedness of the Company. The Senior Notes, however, are effectively subordinated to secured debt of the Company to the extent of any collateral, as well as to the Company's subsidiaries indebtedness. The Company is required to maintain a consolidated tangible net worth of at least $15.0 million and other financial covenants, as defined, in the Senior Note Indenture. The Company was in compliance with these financial covenants at December 31, 2000 and 1999.

In addition to financial covenants, the Senior Note Indenture imposes certain operating restrictions on the Company, based on its performance. These provisions place certain restrictions on the Company's ability to incur new debt above levels previously outstanding if the Company's Consolidated Fixed Charge Coverage Ratio, (basically EBITDA to interest incurred for the Company's Restricted Subsidiaries) is below a ratio of two to one. The Senior
Note Indenture also restricts, and under certain conditions prevents, certain payments including the payment of dividends and the repurchase or redemption of the Company's stock. As of December 31, 2000 and 1999, the Company had in excess of $12.2 million and $9.0 million, respectively, available for such payments, subject to the potential limitations discussed in this paragraph. Since June 30, 2000, the Company's Consolidated Fixed Charge Coverage Ratio has been below a ratio of two to one, thereby potentially limiting the Company's ability to make any such restricted payments (See Note 9 - Shareholders' Equity).

The loan agreements for project specific land, land development and construction loans are secured by a lien on the applicable residential development project or a specific unit under construction. Repayment of the loans are generally due upon sale of the collateral property. The loans bear interest at annual variable rates ranging from 200 basis points over the LIBOR rate to 1.5% over Prime rate and fixed rates ranging from zero interest to 9.8%. Certain of the subsidiary credit facilities contain covenants that limit the subsidiary's overall ratio of debt to tangible net worth, and other covenants including minimum tangible net worth, current ratio and interest coverage. In addition, a few of the credit facilities include similar covenants at the Company level.

As of December 31, 2000, one of the Company's subsidiaries, Christopher Homes LLC, was not in compliance with its minimum tangible net worth covenant of $15 million, contained in its credit agreement with the lender. Currently, the lender has not declared a default as a result of this technical non-compliance with the net worth covenant. The principal reason for Christopher Homes' continued non-compliance with this covenant is the Company's inability to invest the required amount in Christopher Homes as a result of the potentially applicable restrictions on certain investments that are contained in the Senior
Note Indenture. Christopher Homes is not in default of any of its payment obligations to the lender. The current principal amount outstanding to the lender is approximately $24.6 million. This amount is secured by a lien on the assets of Christopher Homes. The loan is not cross-collateralized with any of the Company's other operating subsidiaries and no default in respect of the loan would, by reason of the default alone, cause a default in respect of any other loans to the Company or any of its subsidiaries. The Company is working with the lender to secure continued financing from the lender for Christopher Homes. No assurances can be given that the lender will agree to waive the effects of this non-compliance or that the lender will agree to continue to finance Christopher Homes.

The Company's mortgage subsidiary has two lines of credit outstanding for the purpose of originating loans. The lines of credit are secured by the mortgage loans held for sale and are repaid upon sale of the mortgage loans. These lines bear interest at variable rates ranging from 1.5% over the LIBOR rate to 1.5% over the Fed Funds rate based on the type of loan and lending requirements. The aggregate commitment available under these lines was $40.0 million with $11.4 million outstanding at December 31, 2000.

One of the Company's subsidiaries has a line of credit for the purpose of purchasing lumber yard inventory. The line of credit matures October 1, 2001 and bears interest at Prime minus 0.5%. At December 31, 2000, the total commitment available is $2.0 million with $1.8 million outstanding. This outstanding portion is included in "other loans" above. The remainder of other loans consists primarily of debt financed corporate insurance policies which bear interest at varying rates between 7.3% and 8.9%.

Principal maturities of the above indebtedness at December 31, 2000 are as follows (in thousands):

         Year Ended December 31,
         ----------------------
                2001                         $151,880
                2002                           34,590
                2003                          101,767
                2004                                5
                2005                                5
                Thereafter                          7
                                         ------------
                                             $288,254
                                         ============

Under the Senior Note Indenture, the Company would be obligated to offer to redeem all of the Senior Notes at 101% of their aggregate principal amount plus any accrued and unpaid interest following a "change of control" of the Company, as defined in the Indenture. This definition includes any transaction that results in any person acquiring "beneficial ownership" (as defined in Securities Exchange Act Rule 13d-3) of 50% or more of the total voting power of the Company's stock. Unless the obligation under the Senior Note Indenture to make a change in control offer following a change in control is removed (whether by amendment, waiver, payment of the Senior Notes or otherwise) or the Supplemental Warrants are further amended, the Company would be required to commence to make a "change in control offer" by no later than 30 days prior to September 30, 2001 (See Note 21 - Subsequent Events).

NOTE 9 - SHAREHOLDERS' EQUITY

Preferred stock

The Company has authorized 1 million shares of $.01 par value preferred stock. The following are the Company's classes and series of preferred stock, amounts designated, and amounts outstanding at December 31, 2000 and December 31, 1999:

      Class AAA cumulative convertible (rate of 9% per annum), 40,000 designated, 28,500 issued and outstanding ($28.5 million aggregate liquidation preference)
      Series C convertible, 70,000 designated, 2,433 and 18,493, respectively, issuable (See below)
      Series D convertible, 67,500 designated, 0 and 30,000, respectively, issued and outstanding ($0 aggregate liquidation preference) Series E convertible, 50,000 designated, 12,229 and 17,443, respectively, issued and outstanding ($1,222,900 aggregate liquidation preference)

In May 2000 the Company eliminated the following classes/series of preferred stock, which were authorized but none of which were outstanding as of December 31, 1999:
         Class AA cumulative convertible
         Series A 11% cumulative convertible
         Series B convertible
         Series F convertible

Class AA

Effective September 30, 1997, the Company completed a first closing related to its agreement with Prometheus Homebuilders LLC (Prometheus). In connection with this agreement to sell Prometheus $75.0 million in preferred stock ($40.0 million in Class AA and $35.0 million in Class AB), the Company issued 53,333 shares of Class AA Convertible Preferred Stock. The Company, through its Restructuring Agreement (see below) extinguished its obligation to sell the Class AB stock. The Class AA preferred shares carried a cumulative 12% return per annum, until the second closing at which time the rate was reduced to 6% per annum, calculated on the liquidation value of $1,000 per share.

Under a Restructuring Agreement dated December 31, 1998 between the Company and Prometheus, the Company agreed to issue to Prometheus, 40,000 shares of Class AAA Redeemable Convertible Preferred Stock having an initial liquidation value of $40.0 million in exchange for the outstanding 40,000 shares of Class AA Convertible Preferred Stock having a liquidation value of $40.0 million held by Prometheus. This exchange was effective February 4, 1999. In connection with the restructuring agreement, the Company paid $5.0 million as a non-recurring dividend on December 31, 1998.

Class AAA

The Class AAA preferred stock ranks senior to the Company's common stock as to the payment of dividends and distributions upon the dissolution, liquidation or winding up of the Company. Dividends are payable in cash at the annual rate of 9% cumulative and compounded quarterly, on the liquidation value of $1,000 per share. The Company is required to declare and pay such dividends to the extent that funds are legally available for the payment of dividends. The Class AAA preferred stock is convertible, in whole or in part, at the option of the holder, into the Company's common stock, at any time after issuance, at an initial conversion price of $24.00 per share, subject to certain customary anti-dilution adjustments. In conjunction with the issuance of the Class AAA preferred stock, the Company also issued Supplemental Warrants. These supplemental warrants include "reset" provisions substantially the same as those previously included in the Class AA preferred stock. See the description of the Supplemental Warrants, below.

The Company had the right to redeem the Class AAA Preferred Stock at any time until December 31, 2000 for its liquidation value plus dividends that, when combined with dividends previously paid on the Class AA preferred stock and subsequent dividend payments on the Class AAA Preferred Stock, would have provided a 20% annual return from the inception of Prometheus' investment in the Company. The Company did not redeem any Class AAA Preferred Stock during the year ended December 31, 2000. As of December 31, 2000, the Company has redeemed $11.5 million in Class AAA Preferred Stock.

The Class AAA preferred stock includes provisions that would entitle
Prometheus to elect a majority of the Board following certain adverse events, including any failure to pay the required dividends on the Class AAA preferred stock or the amounts required to be paid in connection with the redemption of the Class AAA preferred stock. Although the Company did not make dividends payments for the 3rd or 4th quarters of 2000, Prometheus has not exercised its rights to elect a majority of the board of directors but has reserved its right to make such election. Dividends payable totaled $1.3 million and are included in accrued expenses at December 31, 2000.

Under the terms of the Class AAA Preferred Stock, the Company is obligated to pay, on a quarterly basis, a 9% annual dividend. Due to the potential applicability of certain restrictions in the Senior Note Indenture, the amount of dividend due for the quarter ended September 30, 2000 and December 31, 2000 was not paid and is included in accrued expenses. (See Note 8 - Notes and Mortgages Payable)

In conjunction with the issuance of the Class AAA Preferred Stock, the Company also issued Supplemental Warrants. Subject to the stock price and revenue tests described below, the Supplemental Warrants become exercisable at an exercise price of $0.01 per share of common stock and expire on March 31, 2004. The number of shares of common stock subject to the Supplemental Warrants is subject to adjustment depending upon the 60 day average closing price of the common stock between the period from September 30, 2001 and September 30, 2003. If during such period the closing price remains greater than $48.00 per share, no shares would be issuable pursuant to the Supplemental Warrants. If during such period the closing price is $48.00 per share or less, the number of shares of common stock issuable upon the exercise of the Supplemental Warrants could be adjusted, up to five times per year, in accordance with the following table:

           Issue Price ($)          Warrants
        ------------------      ------------
        $48.01 or greater                  0
           40.01 -  48.00            107,955
           32.01 -  40.00            237,500
           24.01 -  32.00            593,750
           16.01 -  24.00          1,187,500
            8.01 -  16.00          2,375,000
            0.00 -   8.00          5,937,500

The number of shares into which each Supplemental Warrant may be exercisable will also be subject to certain customary anti-dilution adjustments. The exercisability of the Supplemental Warrants was subject to a revenue test, which provided that the Supplemental Warrants may not be exercised unless the Company's consolidated revenues for the most recent 16 full fiscal quarters exceeded $2,397,225,750 (as adjusted for the sale of any Company subsidiary). During the third quarter of 2000 the revenue threshold was achieved and consequently the Supplemental Warrants have vested and become exercisable on September 30, 2001 (See Note 21 - Subsequent Events).

In connection with the issuance of the Class AAA preferred stock and the issuance of the Supplemental Warrants, Prometheus surrendered for cancellation outstanding warrants to purchase 93,750 shares of the Company's common stock, and the parties terminated the Company's obligation to issue, and Prometheus' obligation to purchase, $35.0 million liquidation value of Class AB preferred stock and warrants to purchase an additional 156,250 shares of common stock, which would have been issued in connection with the issuance of the Class AB preferred stock.

Series A

As part of the acquisition of the Predecessors Companies, 20,000 shares were issued in 1996 as Series A 11% cumulative convertible non-voting preferred stock. The 10,000 shares outstanding at December 31, 1997 were converted during the second quarter of 1998.

Series B

In connection with the Hutson acquisition, Fortress issued 12,000 shares net of Series B convertible preferred stock with a liquidation value of $100 per share. During 1998, these preferred shares were converted into common stock and cash with a total value of $100 per share.

Series C

In connection with the Hutson acquisition, Fortress agreed to issue 60,000 shares (70,000 authorized) of Series C convertible preferred stock on an annual basis over a period not to exceed six years ($6 million liquidation preference). The acquisition agreement (as amended) allows the Company to pay the earnout in cash or Series C preferred stock. The stock has been treated as outstanding for the purpose of calculating earnings per share; however, it will only be legally outstanding upon issuance. The Series C preferred stock is convertible into common stock based on $100 liquidation value per Series C share, payable in common stock, cash, or a combination of both, at the option of Fortress. The 1997 earnout was paid in cash during 1998. The 1998 earnout was paid in 1999 by issuing 21,163 shares of Series C stock, which were immediately converted into 52,908 shares of common stock.

During the first quarter of 2000, the earnout for 1999 was paid in cash. At December 31, 2000, 2,433 shares remain issuable.

Series D

In connection with the Galloway acquisition, Fortress issued 60,000 shares of Series D convertible preferred stock with a liquidation value of $100 per share ($6 million aggregate liquidation preference). Each Series D share is convertible into 2.5 shares of common stock. Series D shares are redeemable at the option of the holder up to 25% each year, cumulative, over a four-year period. The shares can be redeemed in cash, common stock or a combination of both equal to the $100 per share liquidation value. The allocation between common stock and cash is at the sole option of Fortress. During each of 1998 and 1999, 15,000 shares were redeemed resulting in 30,000 shares outstanding at December 31, 1999. During the fourth quarter of 2000 Fortress Mortgage purchased the remaining 30,000 shares for $1,250,000, which are reflected as treasury shares. All claims held by, and obligations to the former holder of the Series D shares have been released and waived as of December 31, 2000.

Series E

The Company has designated 50,000 shares as Series E 6% convertible preferred stock ("Series E"), with a liquidation value of $100 per share. In connection with the WestBrook and Quail acquisitions, the Company issued 19,881 shares of Series E. The purchase price was subsequently adjusted and 500 Series E shares were returned to the Company. Each Series E share is convertible into 2.5 shares of common stock at any time at the option of the holder. After the common stock has traded for $40.00 per share or more for ten consecutive business days, the Company may require the conversion of the Series E at the same 2.5-for-1 conversion rate. At the option of the holder, the Company may be required to redeem up to 20% of the total number of shares initially issued each year beginning with the first anniversary of the date of issuance in cash. The holder's redemption right is cumulative. During 2000, the Company redeemed 5,214 shares, resulting in 12,229 shares outstanding at December 31, 2000. Due in part to the potential limitations on the Company's ability to redeem preferred stock, the Company did not redeem any Series E shares subsequent to June 30, 2000. A holder of 1,000 Series E shares has filed an arbitration action against the Company for wrongful failure to redeem 400 shares of stock, which had allegedly become redeemable. The Company is strenuously defending against this action and does not expect a material negative outcome.

Series F

In connection with the Whittaker acquisition, the Company loaned $500,000 and then sold 5,000 shares of Series F 6% Cumulative Convertible Preferred Stock ("Series F") with a liquidation value of $100 per share to a key member of management at Whittaker. The loan bore interest at 6%, which was offset by the 6% dividend rate on the Series F. The Series F was to be convertible, based on the future earnings of the acquired business, for a period of 60 days commencing on February 15, 1999, 2000, and 2001 at the closing price of the Common Stock on the Closing Date and the first and second anniversaries of the Closing Date, respectively. The loan was accounted for as a subscription receivable in the equity section of the Company's balance sheet and was to be reduced based on the future earnings of the acquired business. In the fourth quarter of 1999, the Company redeemed the entire 5,000 shares, offsetting the outstanding subscription receivable against the proceeds.

Common stock

In November 1996, the Company's Board of Directors approved a stock repurchase plan authorizing the purchase of up to 87,500 shares of the Company's currently outstanding common stock. Such repurchases were effected at various prices from time to time in the open market. During the year ended December 31, 1998, the Company repurchased 36,250 shares. These shares and certain others previously acquired were subsequently canceled with the total of 66,275 shares being cancelled in June of 2000.

Warrants

Under the agreement with Prometheus, the Company issued warrants to purchase a minimum of 93,750 shares of common stock to Prometheus. The warrants were exercisable between September 30, 1999 and September 30, 2004, at an exercise price of $28.00 per share of common stock, subject to adjustment between September 30, 2001 and September 30, 2003.

In connection with the issuance of the Class AAA preferred stock and the related issuance of the Supplemental Warrants in the first quarter of 1999, Prometheus surrendered for cancellation the outstanding warrants to purchase 93,750 shares of the Company's common stock. See the section describing the Class AAA preferred stock for further discussion on the Supplemental Warrants.

NOTE 10 - EARNINGS PER SHARE

The following table reconciles the numerators (income) and the denominators (shares) used to calculate the basic and diluted earnings per-share (in thousands):

                                                          FOR THE YEAR ENDED DECEMBER 31,
                                                      2000             1999              1998
                                                      ----             ----              ----
Net income                                         $    2,214       $    8,277       $   12,834

Less: Preferred stock dividends                        (2,669)          (3,128)          (7,330)
Less: Imputed preferred stock dividend                      0                0              (68)
                                                   ----------       ----------       ----------

Income/(loss) available to common shareholders     $     (455)      $    5,149       $    5,436
                                                   ==========       ==========       ==========
BASIC EPS
Income/(loss) available to common
     Shareholders                                  $     (455)      $    5,149       $    5,436
Weighted average number of
     common shares outstanding                      3,076,354        3,029,917        2,954,722
                                                   ----------       ----------       ----------

Basic earnings/(loss) per share                    $     (.15)      $     1.70       $     1.84
                                                   ==========       ==========       ==========
DILUTED EPS
Income/(loss) available to common
     shareholders, basic                           $     (455)      $    5,149       $    5,436
Plus preferred stock dividends                              0              335               28
                                                   ----------       ----------       ----------
Income/(loss) available to common
     shareholders, diluted                         $     (455)      $    5,484       $    5,464
                                                   ==========       ==========       ==========

Weighted average number of
     common shares outstanding                      3,076,354        3,029,917        2,954,722
Effect of dilutive securities:
     Preferred stock                                        0          626,457          280,001
     Options                                                0                0            1,046
     Warrants                                               0                0           49,290
                                                   ----------       ----------       ----------
Weighted average number of
     common shares outstanding, diluted             3,076,354        3,656,374        3,285,059
                                                   ==========       ==========       ==========

Diluted earnings/(loss) per share                  $     (.15)      $     1.50       $     1.66
                                                   ==========       ==========       ==========

The Company's intention upon conversion or redemption (as the case may be and if and when such conversion or redemption occurs) of Series C and E Preferred Stock is to issue Common Stock on the basis of the 2.5-for-1 conversion ratio contemplated in the respective agreements and to pay cash for the difference between the $100 liquidation value per share and the market value of the Common Stock converted at 2.5-for-1. Accordingly, the Company would normally include in its calculation of earnings per share additional shares of common stock to be issued under the "if converted" method at the 2.5-for-1 conversion ratio.

The following common stock equivalents of the Company's various classes of preferred stock were not included in the computation of diluted earnings per share because the effect of adding back the related dividends and weighted average common shares would be antidilutive:

               Outstanding at December     Convertible into Common Shares   Potential Common Stock outstanding,
               31,                         as of  December 31,              twelve months ended December 31,

               2000       1999     1998    2000       1999       1998       2000       1999         1998
               ----       ----     ----    ----       ----       ----       ----       ----         ----
Class/
Series
Class AA       0          0        40,000  0          0          1,666,667  0          Dilutive     2,796,138
Class AAA      28,500     28,500   0       1,187,500  1,187,500  0          1,187,500  1,195,875    N/A
Series A       0          0        0       0          0          0          0          0            Dilutive
Series B       0          0        0       0          0          0          0          0            Dilutive
Series C       2,433      18,493   39,656  6,083      46,233     99,140     14,878     Dilutive     Dilutive
Series D       0          30,000   45,000  0          75,000     112,500    59,733     Dilutive     Dilutive
Series E       12,229     17,443   19,381  30,573     43,608     48,453     35,808     45,703       38,423
Series F       0          0        5,000   0          0          12,500     N/A        Dilutive     Dilutive
Common
Stock
Warrants       5,937,500  0        0       5,937,500  0          0          2,984,973  N/A          N/A


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

NOTE 12 - ASSET IMPAIRMENT CHARGE

The Company determined that an adjustment to current carrying value was appropriate for several communities in 1999 and 2000 in accordance with Statement of Financial Accounting Standard No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The fair value of the communities was determined using a discounted cash flow projection of future revenues and current and projected costs. The assets involved include developed lots, homes under construction, and completed homes.

During the third quarter of 1999, the Company evaluated the carrying value of two communities in its Las Vegas market. These two communities closed out during the year 2000. Based on the analysis of fair value, referenced above, the Company recognized during the third quarter an asset impairment charge of approximately $2.0 million. This charge has been included in the Company's determination of Net Operating Income.

During the fourth quarter of 2000, the Company evaluated the carrying value of two additional communities in its Las Vegas market. These two communities will potentially be closed out or at a minimum sold out during the year 2001 with a total of 52 homes remaining to close. Based on the analysis of fair value, referenced above, the Company recognized during the fourth quarter an asset impairment charge of approximately $7.0 million. This charge has been included in the Company's determination of Net Operating Income.

During the fourth quarter of 2000, the Company evaluated the carrying value of seven communities in its Portland MSA market. These seven communities are scheduled to be closed out during the year 2001 with a total of 93 homes remaining to close. Based on the analysis of fair value, referenced above, the Company recognized during the fourth quarter an asset impairment charge of approximately $5.2 million ($1.8 million of goodwill). This charge has been included in the Company's determination of Net Operating Income.

During the fourth quarter of 2000, the Company determined to sell the Brookstone subsidiary. Based on the sales price the Company recognized an impairment charge of $2.6 million. Included in this charge is $2.2 million of goodwill. The subsidiary was sold February 28, 2001 (See Note 21 - Subsequent Events).


NOTE 13 - OTHER INCOME & EXPENSES

The Company's St. Louis operation owns and maintains a lumberyard that provides lumber and millwork to the homebuilder. Intercompany sales are eliminated in consolidation and profits deferred until the homes close. Beginning in 1999, the lumberyard began to sell products to outside customers. Revenues and costs associated with these outside sales are netted in other income. For the year ended 2000 and 1999, the lumberyard generated outside revenue of approximately $3.0 and $2.4 million respectively, and profit of $153,000 and $102,000 respectively.

This subsidiary also owns a title company that was formed to capture profits from title insurance issued on the sale of its' homes. Revenue and costs associated with the title insurance operation are included in other income. For the year ended December 31, 2000 and 1999, the title company generated revenue of $338,000 and $454,000 respectively, and profit of $115,000 and $171,000 respectively. For the period from the date of acquisition through December 31, 1998, the title company generated revenue of $329,000 and profits of $80,000.

NOTE 14 - RELATED PARTY TRANSACTIONS

Due to related parties

Due to related parties, which are included in accrued expenses at December 31, 2000 totals $1.7 million. The balance is made up of approximately $99,000 representing accrued but not paid earnouts due to the former owners of certain acquisitions, $1.4 million representing accrued dividends payable and the balance representing individually immaterial amounts due to various related parties.

Other transactions

During 1998 the Company sold and leased back 2 model homes to related parties. Total revenue recognized in connection with these sales was approximately $406,500; and the total gross profit recognized on these sales was $19,000. (See Note 15 - Leases.)

During 2000, 1999, and 1998, Fortress Florida purchased a majority of its finished lots under written agreements with an entity whose principal is a significant holder of the Company's Series B and C preferred stock. In 2000, 1999, and 1998, Fortress Florida purchased approximately $13.9 million, $16.1 million and $18.0 million, respectively, of such lots. Fortress Florida had deposits of approximately $0.5 million at December 31, 2000 with this related party for future acquisitions of finished lots with an aggregate purchase price of approximately $2.1 million. Fortress Florida intends to fulfill its obligation under this agreement by acquiring these remaining lots. (See Note 20 - Commitments and Contingencies.)

Fortress Florida contracted cabinetry, interior finish services and other items from an affiliated party amounting to approximately $5.9 million, $5.0 million and $4.8 million for the years ended December 31, 2000, 1999 and 1998, respectively.

Pursuant to an option agreement executed simultaneously with the acquisition of Iacobucci, the Company has an option to acquire land from certain parties related to Iacobucci's vice presidents over a period of five years. In 2000, 1999, and 1998, the Company acquired 88, 117 and 169 of these lots, respectively, at a total cost of approximately $1.3 million, $2.0 million and $5.8 million, respectively. The total purchase price of the remaining optioned lots will be approximately $5.4 million. (See Note 21 - Commitments and Contingencies.)

Pursuant to an agreement executed simultaneously with the acquisition of Brookstone, the Company purchases finished lots from an entity owned by a former officer of the Company. During the years ended December 31, 2000, 1999, and 1998, the Company purchased 15, 39 and 66 lots for an aggregate purchase price of $0.5 million, $1.1 million and $1.5 million, respectively.

A significant shareholder and director of the Company is a member of certain limited liability companies ("LLCs") established for the purpose of constructing and selling real estate. Christopher has been engaged as the manager for the projects, offering sales and marketing and construction expertise in exchange for fees amounting to $2.5 million in 2000. In addition, Christopher has entered into an agreement with the shareholder and director requiring him to share the profits from three of these LLCs' with the Company.

Another significant shareholder and director of the Company is a member of several LLC's which are engaged in developing lots. Genesee has placed deposits of $0.9 million with these LLC's, in exchange for an option agreement to purchase lots from it. During the calendar year 2000 the Company purchased 71 lots totaling $4.8 million.


NOTE 15 - LEASES

The Company is obligated under various noncancelable operating leases for office facilities, model homes and equipment expiring at various times through 2006. Rental expense under these agreements amounted to approximately $5.0 million, $5.6 million and $5.1 million for the years ended December 31, 2000, 1999 and 1998, respectively. Included in this amount is rent paid to affiliated companies, under office, model home, and warehouse leases, totaling $0.7 million, $0.9 million and $1.1 million for the respective periods.

Future minimum lease payments under noncancelable operating lease agreements are as follows (in thousands):

       Year Ended
      December 31,
      ------------
      2001                                  $ 4,106
      2002                                    2,389
      2003                                    1,453
      2004                                    1,028
      2005                                      836
      Thereafter                              1,745
                                           --------
                                            $11,557

NOTE 16 - EMPLOYEE BENEFIT AND INCENTIVE PLANS

Bonus award plan

The Company has a bonus award plan under which directors, officers, employees and key consultants of the Company may be awarded cash or common stock based upon the satisfaction of specific performance criteria. The plan provides for the grant of up to 143,750 shares of common stock. No awards have been made under the plan as of December 31, 2000.

Profit sharing plan

The Company's profit sharing plan is a defined contribution plan qualified under the Internal Revenue Code. All employees who have completed one-half year of service with the Company may participate in the plan on the first day of the month after becoming eligible. A participant's interest in Company contributions are 100% vested after six years of credited service. Contributions to the plan are entirely within the discretion of the Company's Board of Directors and are determined annually. Company contributions to the plan were approximately $629,000, $518,000 and $123,000 for 2000, 1999 and
1998, respectively.

Stock purchase plan

The Board of Directors of the Company has approved a stock purchase plan under which 125,000 shares of the Company's common stock are reserved for issuance and sale to substantially all of the employees of the Company at 85% of market price of the stock on specified offering dates. The number of shares issued and the average price per share under this plan during the years ended December 31, 2000, 1999, and 1998 were 36,935 and $2.28, 27,856 and $5.32, and
5,809 and $14.88, respectively. At December 31, 2000, a total of 53,546 shares were available for issuance.

Stock incentive plan

The Company has a stock incentive plan under which non-employee directors, officers, key employees and consultants of the Company may be granted options to purchase up to 387,500 shares of the Company's common stock. The stock incentive plan also allows for the award of stock appreciation rights, restricted stock and deferred stock. As of December 31, 2000, no stock appreciation rights, restricted stock or deferred stock had been granted under this plan.

The stock options granted may be either nonqualified or incentive stock options although only employees of the Company may be granted incentive stock options. The option price shall not be less than the fair market value of the common stock on the date of grant; the option period shall not exceed ten years from the grant date. Options granted as of December 31, 2000 vest over various periods from immediately to over three years.

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

The fair value of each stock option grant is estimated on the date of the grant using the Black-Scholes option-pricing model, using the following weighted average assumptions:

                                                             Year Ended December 31,
                                                             -----------------------
                                                       2000           1999          1998
                                                       ----           ----          ----
    Expected volatility                                 N/A           60%            50%
    Risk-free interest rate                             N/A           5.7%          5.0%
    Expected life                                       N/A        5.84 years    5.82 years

    Number of stock options granted                      0           45,250         6,875
    Weighted-average fair value of options granted      N/A          $3.86         $11.44
    Total value of stock options granted                N/A         $175,000        $79,000

    Had the Company determined the compensation cost of these
    options in accordance with SFAS No. 123, the following
    unaudited proforma results would have been reported:
    Net Income                                            $2,075,000      $8,124,000    $12,610,000
    Earnings per share, basic                                $(0.19)        $1.65          $1.76
    Earnings per share, diluted                              $(0.19)        $1.46          $1.60


Option activity is summarized as follows:

                                                         Shares                       Weighted
                                                        available      Number          average
                                                       for options    of shares     option price
                                                       -----------    ---------     ------------
As of December 31, 1997                                   143,732       137,518         $23.00
     Increase in shares available under the plan          106,250
     Grants                                                (6,875)        6,875          21.48
     Cancellations                                         20,993       (20,993)         23.48
                                                       ----------      --------          -----
As of December 31, 1998                                   264,100       123,400          23.08
     Grants                                               (45,250)       45,250           6.35
     Cancellations                                         62,339       (62,339)         22.85
                                                          -------       -------         ------
As of December 31, 1999                                   281,189       106,311          16.09
     Grants                                                     0             0
     Cancellations                                          5,771        (5,771)         22.98
                                                       ----------      ---------        ------
As of December 31, 2000                                   286,960       100,540         $15.69

The following table summarizes information about options outstanding at December 31, 2000:

                                 Outstanding Options                 Exercisable Options
                                 -------------------                 -------------------
                                                 Remaining                         Weighted
   Range of Exercise     Number Outstanding     Contractual                        Average
         Prices         at December 31, 2000  Life (in years)   Exercisable     Exercise Price
     $5.50 - $6.50               45,250             8.6             23,375          $ 6.32
    $20.25 - $22.00              16,065             3.0             16,065          $21.52
    $23.75 - $24.00              30,750             5.6             30,750          $23.90
    $24.50 - $25.00               8,475             6.2              8,475          $24.79
                                -------             ---             ------          ------
                                100,540             6.6             78,665          $18.29
                                =======             ===             ======          ======

NOTE 17 - INCOME TAXES

The provision for income taxes consists of the following (in thousands):

                                   Year ended December 31,
                                2000        1999         1998
                                ----        ----         ----
       Current:
          Federal             $ 7,559      $5,350       $7,638
          State                 1,437       1,773        1,577
                              -------      ------       ------
                                8,996       7,123        9,215
       Deferred:
          Federal              (5,996)       (579)        (379)
          State                (1,274)        (75)         (42)
                              -------      ------       ------
                               (7,270)       (654)        (421)

       Total                  $ 1,726      $6,469       $8,794
                              =======      ======       ======

The provision for income taxes differs from the amount computed by applying the Federal income tax statutory rate of 35% for the years ended December 31, 2000, 1999 and 1998, respectively, as follows (in thousands):

                                                      2000      1999      1998
                                                      ----      ----      ----
    Income tax computed at statutory rate           $1,379     $5,161    $7,570
    State income taxes, net of Federal benefit         225      1,097       997
    Other, net                                         122        211       227
                                                    ------     ------    ------

    Total                                           $1,726     $6,469    $8,794
                                                    ======     ======    ======

    Effective Rate                                   43.8%      43.9%     40.7%
                                                    ======     ======    ======

Deferred tax assets (liabilities) arise due to the recognition of income and expense items for tax purposes in periods which differ from those used for financial statement purposes. At December 31, 2000 and 1999, the net deferred tax asset was comprised of the following (in thousands):


                                                       2000         1999
                                                       ----         ----
     Deferred Tax Assets:
     Warranty and other reserves                     $ 7,971       $1,743
     Depreciation                                      1,276            0
     Capitalized inventory                               348          365
     Payroll accruals                                    170          119
     Workers compensation accruals                       309          272
     Deferred profit                                     388          245
     Other                                                29           30
                                                     -------       ------
               Total gross deferred tax assets        10,491        2,774

      Deferred Tax Liabilities:
      Depreciation                                         0          (31)
      Prepaid expenses                                  (261)        (331)
      Amortization                                      (471)        (248)
      Rebates                                              0          (40)
                                                     -------       ------
               Total gross deferred tax liabilities     (732)        (650)

      Net deferred tax asset                         $ 9,759       $2,124
                                                     =======       ======

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

NOTE 18 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarterly financial information for the years ended December 31, 2000 and 1999 is presented below. The sum of the individual quarterly data may not equal the annual data due to rounding and fluctuations in weighted average shares outstanding on a quarter-to-quarter basis.

                                                            In Thousands Except Per Share Data
                                                                    Three Months Ended
----------------------------------------------------------------------------------------------------------------
                                       December 31, 1999(a)  September 30, 1999   June 30, 1999    March 31, 1999
                                       --------------------  ------------------   -------------    --------------
  Revenues                                    $199,289           $174,913          $171,108          $143,147
  Net income/(loss)                             (3,911)             3,346             2,146               633
  Net income/(loss) per share, basic             (1.48)              0.87              0.48              0.00
  Net income/(loss) per share, diluted           (1.48)              0.29              0.47              0.00

----------------------------------------------------------------------------------------------------------------
                                         December 31, 1999  September 30, 1999   June 30, 1999    March 31, 1999
                                         -----------------  ------------------   -------------    --------------
Revenues                                      $225,974           $182,076          $182,011          $150,724
Net income/(loss)                                4,514              2,278             3,429            (1,944)
Net income/(loss) per share, basic                1.26               0.53              0.88             (1.00)
Net income/(loss) per share, diluted              1.02               0.50              0.74             (1.00)

         (a)  includes $14.8 million of impairment charges

NOTE 19 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The financial instruments of the Company consist of accounts receivable, loans held for sale, due to and from related parties, accounts payable and construction liabilities and notes and mortgages payable. Mortgage loans held for sale to nonaffiliated investors of $12.2 million and $20.2 million at December 31, 2000 and 1999 are recorded in the aggregate at the lower of cost or market. The estimated fair value of $12.3 million and $20.7 million at December 31, 2000 and 1999 is based upon contractually established prices at which mortgage loans will be sold or, if loans are not committed for sale, at current market prices. The fair value of the Company's Senior Notes at December 31, 2000 and 1999, which are recorded at their carrying value of $100 million is extremely difficult to determine based on the thinly traded market for the Senior Notes. Based on available market information, the Company estimates the value was approximately $40 million as of December 31, 2000, and $55 million as of December 31, 1999, based on quoted market prices. The fair value of the remainder of the financial instruments is equal to the recorded amounts due to the short-term nature of the instruments.


NOTE 20 - COMMITMENTS AND CONTINGENCIES

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

In the ordinary course of business, the Company enters into option agreements to purchase land. As of December 31, 2000, the Company had approximately $17.3 million in deposits outstanding to acquire land with an aggregate purchase price of approximately $308.7 million.

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

At December 31, 2000 and 1999, the Company had mandatory or best efforts delivery commitments to cover all of the Company's loans held for sale. As of December 31, 2000 and 1999, the Company had commitments to originate loans (pipeline) in the amount of $98.8 million and $107.5 million; which will sell at the prevailing market rates at the time of closing.

NOTE 21 - SUBSEQUENT EVENTS

Sale of Brookstone Homes

In the fourth quarter of 2000 the Company made a decision to sell Brookstone Homes. After an open auction process, the Company sold, on February 28, 2001, the subsidiary to a company owned by the Company's former Chief Operating Officer. The purchase price was $4.2 million before closing costs. The operating revenues and income before impairment charges for Brookstone Homes during the years ended December 31, 2000 and 1999 were $28.1 million and $1.1 million and $31.8 million and $2.3 million, respectively.

Prometheus Make-Whole Election Notice

By letter dated February 12, 2001, Prometheus delivered to the Company a notice of election under section 2.6 of the Restructuring Agreement purporting to confirm that it had elected to exercise its rights under section 2.6 of the Restructuring Agreement. By letter dated February 15, 2001, the Company advised Prometheus that it disagreed that a timely election had been made. Each party has reserved its rights with respect to this matter. Depending on the outcome of this dispute, the Company may be obligated to make the payments required under 2.6 of the Restructuring Agreement, which amount to approximately $1.4 million, and which would be accounted for as an equity transaction.

Modification of Supplemental Warrant Exercise Date

By a letter of agreement dated March 29, 2001, Prometheus amended the Supplemental Warrants to limit the number of Supplemental Warrants which may be excused prior to the "Extended Exercise Date" to a number equal to the number of shares of common stock of the Company which would not cause such Warrant Holder or any "group" of which the Warrant Holder is a member to be deemed beneficially own 50% or more of the aggregate voting power of the common equity of the Company. The Extended Exercise Date is the first to occur of (a) January 2, 2002, (b) the day preceding the day on which any "Event of Default" under the Indenture governing the Company's outstanding Senior Notes occurs, (c) the day on which such Indenture ceases to require the Company to make a "Change of Control Offer" upon the occurrence of a "Change of Control", or (d) the tenth day prior to the record date for taking certain actions by stockholders of the Company; provided that in no event shall the Extended Exercise Date be earlier than September 30, 2001. Based upon the amendment to the Supplemental Warrants, unless the obligation under the Senior Note Indenture to make a "Change of Control Offer" following a change of control is removed (whether by amendment, waiver, payment of the Senior Notes, or otherwise) or the Supplemental Warrants are further amended, the Company would be required to commence to make a "Change of Control Offer" by no later than 30 days prior to January 2, 2002.