Form 10-Q
period 2001-03-31
FORTRESS GROUP INC
filed 2001-05-15
CIK 1010607

                                  UNITED STATES


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended: March 31, 2001

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

         As of May 15, 2001 there were outstanding 3,099,754 shares of common stock, par value $.01, of the registrant.

                            THE FORTRESS GROUP, INC.

                          QUARTER ENDED March 31, 2001



                                      INDEX

                                                                                               PAGE
                                                                                               ----

PART I - FINANCIAL INFORMATION
   Item 1.

           The Fortress Group, Inc.
                    Consolidated Balance Sheets (unaudited)                                     3
                    Consolidated Statements of Operations
                      (unaudited)                                                               4
                    Consolidated Statements of Cash Flows
                      (unaudited)                                                               5
                    Condensed Notes to Consolidated Financial Statements
                      (unaudited)                                                               6



   Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations                                       13


PART II - OTHER INFORMATION

   Item 3. Default upon Senior Securities                                                      18

     Item 6. Exhibits and Reports on Form 8-K.                                                 18
             (a)     Exhibits.
             (b)     Reports on Form 8-K.

SIGNATURES                                                                                     19

                            THE FORTRESS GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)


                                                                                      March 31,          December 31,
                                                                                        2001                2000
                                                                                        ----                ----
                                                                                    (unaudited)
                                         ASSETS

     Cash and cash equivalents                                                        $   5,820           $   7,412
     Accounts and notes receivable                                                       11,546              11,400
     Real estate inventories                                                            319,670             308,187
     Land held for resale                                                                 4,069                 825
     Mortgage loans                                                                      12,526              12,153
     Investments in land partnerships                                                     3,099               3,099
     Property and equipment, net                                                         10,870              11,032
     Prepaid expenses and other assets                                                   41,402              38,444
     Goodwill, net                                                                       28,463              29,015
                                                                                      ---------           ---------
          Total assets                                                                $ 437,465           $ 421,567
                                                                                      =========           =========
                           LIABILITIES AND SHAREHOLDERS' EQUITY

     Accounts payable and accrued construction liabilities                            $  31,597           $  31,056
     Notes and mortgages payable                                                        299,205             285,641
     Accrued expenses                                                                    19,882              18,526
     Customer deposits                                                                   10,027               8,998
                                                                                      ---------           ---------
            Total liabilities                                                           360,711             344,221
                                                                                      ---------           ---------
     Shareholders' equity
          Preferred stock, all classes and series, $.01 par value, 1 million                  1                   1
            authorized (See Note 6 )
          Common stock, $.01 par value, 99 million authorized,
            3,099,754 and 3,094,754 issued, respectively                                     31                  31
          Additional paid-in capital                                                     52,326              52,559
          Retained earnings                                                              25,646              26,005
          Treasury stock, at cost, 30,000 preferred shares                               (1,250)             (1,250)
                                                                                      ---------           ---------
            Total shareholders' equity                                                   76,754              77,346
                                                                                      ---------           ---------
            Total liabilities and shareholders' equity                                $ 437,465           $ 421,567
                                                                                      =========           =========


   The accompanying notes are an integral part of these financial statements.

                            THE FORTRESS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           (Unaudited, dollars in thousands, except per share amounts)

                                                                          For the Three         For the Three
                                                                           Months Ended          Months Ended
                                                                          March 31, 2001        March 31, 2000
                                                                          --------------        --------------
     TOTAL REVENUES                                                         $   121,265           $   143,147
                                                                            -----------           -----------
     HOMEBUILDING:
         Residential sales                                                  $   117,658           $   139,721
         Lot sales and other                                                      2,585                 2,039
                                                                            -----------           -----------
               Homebuilding revenues                                            120,243               141,760
         Cost of sales                                                          101,247               121,498
                                                                            -----------           -----------
               Gross profit                                                      18,996                20,262
         Selling                                                                  9,745                 9,742
         General and administrative                                               7,829                 8,371
         Goodwill amortization                                                      552                   636
                                                                            -----------           -----------
               Operating income                                                     870                 1,513
                                                                            -----------           -----------
         Other expense (income):
            Interest expense                                                      1,039                   974
            Interest (income)                                                      (230)                 (178)
            Other, net                                                             (498)                 (330)
                                                                            -----------           -----------
         Homebuilding income before taxes                                           559                 1,047

     FINANCIAL SERVICES:
         Revenues                                                                 1,022                 1,387
         General, administrative and other expenses                               1,017                 1,286
         Interest expense                                                           190                   312
         Interest (income)                                                         (148)                 (237)
                                                                            -----------           -----------
         Financial Services (loss)/income before taxes                              (37)                   26
     Income before taxes                                                            522                 1,073
     Provision for income taxes                                                     214                   440
                                                                            -----------           -----------
     Net income                                                             $       308           $       633
                                                                            ===========           ===========
     Net loss applicable to common shareholders, basic and diluted          $      (359)          $       (34)
                                                                            ===========           ===========
     NET LOSS PER SHARE DATA (See Note 7):
         Net loss per share, basic and diluted                              $     (0.12)          $     (0.01)
                                                                            ===========           ===========
         Weighted average shares outstanding, basic and diluted               3,097,254             3,058,435
                                                                            ===========           ===========


   The accompanying notes are an integral part of these financial statements.

                            THE FORTRESS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)

                                                                                     For the Three        For the Three
                                                                                      Months Ended         Months Ended
                                                                                     March 31, 2001       March 30, 2000
                                                                                     --------------       --------------
     Cash flows from operating activities
        Net income                                                                       $     308           $     633
       Adjustments to reconcile net income to net cash (used in)
          operating activities:
            Depreciation and amortization                                                    1,874               2,136
     Loss on sale of property and equipment                                                     34                   7
            Changes in operating assets and liabilities
            Accounts and notes receivable                                                     (261)               (803)
            Real estate inventories                                                        (25,738)            (13,507
            Mortgage loans                                                                    (373)              1,943
            Prepaid expenses and other assets                                               (3,064)                741
            Accounts payable and accrued construction liabilities                            1,518              (7,848)
            Accrued expenses                                                                   770               2,572
            Customer deposits                                                                1,222                 754
                                                                                         ---------           ---------
               Net cash (used in) operating activities                                     (23,710)            (13,372)
                                                                                         ---------           ---------
     Cash flows from investing activities
        Proceeds from sale of Brookstone Homes, net                                          4,141                   0
        Payment of contingent consideration                                                   (243)             (3,319)
        Purchase of property and equipment                                                  (1,495)               (597)
        Proceeds from sale of property and equipment                                            15                  63
        Change in investment in land partnerships                                                0                  86
                                                                                         ---------           ---------
               Net cash provided by (used in) investing activities                           2,418              (3,767)
                                                                                         ---------           ---------
     Cash flows from financing activities
        Borrowings under notes and mortgages payable                                       127,013             156,075
        Repayment of notes and mortgages payable                                          (107,364)           (144,985)
        Borrowings from related parties                                                        180                  15
        Repayment of related party borrowings                                                 (139)                (63)
        Other (net)                                                                             10                  29
        Preferred dividends                                                                      0                (641)
                                                                                         ---------           ---------
               Net cash provided by financing activities                                    19,700              10,430
                                                                                         ---------           ---------
     Net (decrease) in cash and cash equivalents                                            (1,592)             (6,709)
     Cash and cash equivalents, beginning of period                                          7,412              17,526
                                                                                         ---------           ---------
     Cash and cash equivalents, end of period                                            $   5,820           $  10,817
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

Fortress began operations simultaneous with the closing of its initial public offering on May 21, 1996 (the "Offering"), and the acquisition of four homebuilding companies. As of March 31, 2001, the Company operates under the following names in fourteen different markets:

    Homebuilder                                      Market(s)
    -----------                                      ---------
    Brookstone Homes ("Brookstone") - Sold           Jamesville, Madison and Milwauke, Wisconsin
         February 2001
    Christopher Homes ("Christopher")                Las Vegas, Nevada
    Fortress Homes and Communities of Florida        Jacksonville, Florida
         ("Fortress Florida") - Sold May 2001;
         see Note 9
    Don Galloway Homes ("Galloway")                  Charlotte, North Carolina and Charleston, South Carolina
    The Genesee Company ("Genesee")                  Denver and Fort Collins, Colorado and Tucson, Arizona
    Iacobucci Homes ("Iacobucci")                    Philadelphia, Pennsylvania and Atlantic City, New Jersey
    Quail Homes ("Quail")                            Portland, Oregon
    Sunstar Homes ("Sunstar")                        Raleigh-Durham, North Carolina
    Whittaker Homes ("Whittaker")                    St. Louis, Missouri
    Wilshire Homes ("Wilshire")                      Austin and San Antonio, Texas

In January 1997, Fortress formed Fortress Mortgage, Inc. ("Fortress Mortgage"), a wholly-owned subsidiary, to provide a mortgage lending source to the Company's builder subsidiaries. Fortress Mortgage is licensed as a mortgage banker in Arizona, Alaska, California, Colorado, Florida, Missouri, New Jersey, North Carolina, Oregon, Pennsylvania, South Carolina, Texas, Virginia, Washington and Wisconsin.

The accompanying consolidated financial statements of Fortress have been prepared by the Company. In the opinion of management, the financial statements contain all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the Company's financial position as of March 31, 2001 and its operating results and cash flows for the three month periods ended March 31, 2001 and 2000. Certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States have been condensed or omitted. The Company believes the disclosures made are adequate to make the information presented not misleading. However, the financial statements should be read in conjunction with the financial statements of the Company and notes thereto included in the 2000 Annual Report on Form 10-K.

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

NEW ACCOUNTING PRONOUNCEMENTS

In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, as amended by SFAS 138, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). These standards established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. The Company adopted SFAS 133 in the first quarter of fiscal 2001. The adoption of SFAS 133 did not have a material effect on the financial position or results of operations of the Company. The Company's only derivative is in the form of mandatory forward looking commitments on loan sales.

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


NOTE 3 - REAL ESTATE INVENTORIES

Real estate inventories are summarized as follows (in thousands):

                                                    March 31,        December 31,
                                                      2001              2000
                                                      ----              ----
                                                  (unaudited)
     Work-in-progress
      Sold homes                                    $129,646          $ 99,580
      Speculative                                     43,511            47,135
                                                    --------          --------
          Total work-in-progress                     173,157           146,715
     Land
      Finished lots                                   87,080            99,593
      Land under development                          36,369            38,035
      Unimproved land held for development             9,070            12,753
                                                    --------          --------
          Total land                                 132,519           150,381
     Lumber yard inventory                             2,635             2,651
     Model homes                                      11,359             8,440
                                                    --------          --------
                                                    $319,670          $308,187
                                                    ========          ========

NOTE 4 - INTEREST

Information regarding interest is as follows (in thousands):

                                                              For the Three Months Ended March 31,
                                                              ------------------------------------
                                                                     2001              2000
                                                                     ----              ----
                                                                  (unaudited)       (unaudited)
     During the periods:
      Interest incurred                                            $  8,698           $  8,447
      Interest capitalized                                           (7,469)            (7,161)
      Relief of previously capitalized interest                       5,649              5,747
                                                                   --------           --------
       Total interest expensed in statement of operations          $  6,878           $  7,033
                                                                   ========           ========
     At the end of the periods:
      Capitalized interest in ending inventory                     $ 24,073           $ 24,495
                                                                   ========           ========

NOTE 5 - NOTES AND MORTGAGES PAYABLE

Notes and mortgages payable consist of the following (in thousands):

                                                          March 31,         December 31,
                                                            2001                2000
                                                            ----                ----
                                                         (unaudited)
     13.75% Senior Notes due 2003                         $ 100,000           $ 100,000
     Project specific land, land development and
         construction loans                                 185,722             172,483
     Mortgage warehouse lines of credit                      12,028              11,422
     Other loans                                              3,788               4,349
                                                          ---------           ---------
                                                            301,538             288,254
     Less:  Unamortized debt issuance costs                  (2,333)             (2,613)
                                                          ---------           ---------
                                                          $ 299,205           $ 285,641
                                                          =========           =========

The Company pays interest on the Senior Notes in arrears on May 15 and November 15 of each year at the rate of 13.75% per annum. The Senior Notes may not be redeemed at any time prior to maturity. The Senior Notes are unsecured and rank pari passu with, or senior in right of payment to, all other existing and future unsecured indebtedness of the Company. The Senior Notes, however, are effectively subordinated to secured debt of the Company to the extent of any collateral, as well as to the Company's subsidiaries indebtedness. The Company is required to maintain a consolidated tangible net worth of at least $15 million and other financial covenants, as defined, in the Senior Note Indenture. The Company was in compliance with these financial covenants at March 31, 2001.

In addition to financial covenants, the Senior Note Indenture imposes certain operating restrictions on the Company, based on its performance. These provisions place certain restrictions on the Company's ability to incur new debt above levels previously outstanding if the Company's Consolidated Fixed Charge Coverage Ratio, (basically EBITDA to interest incurred for the Company's Restricted Subsidiaries) is below a ratio of two to one. The Senior Note Indenture also restricts, and under certain conditions prevents, certain payments including the payment of dividends and the repurchase or redemption of the Company's stock. As of March 31, 2001, the Company had in excess of $10 million available for such payments, subject to the potential limitations discussed in this paragraph. Since June 30, 2000 and as of March 31, 2001, the Company's Consolidated Fixed Charge Coverage Ratio has been below a ratio of two to one thereby potentially limiting the Company's ability to make any such restricted payments.

The loan agreements for project specific land, land development and construction loans are secured by a lien on the applicable residential development project or a specific unit under construction. Repayment of the loans are generally due upon sale of the collateral property. The loans bear interest at annual variable rates ranging from 200 basis points over the LIBOR rate to 1.5% over Prime rate and fixed rates ranging from zero interest to 9.75%. Certain of the subsidiary credit facilities contain covenants that limit the Company's overall ratio of debt to tangible net worth, and other covenants including minimum tangible net worth, current ratio and interest coverage. In addition, many of the credit facilities include similar covenants at the Company level.

Since December 31, 2000, one of the Company's subsidiaries, Christopher Homes LLC, was not in compliance with its minimum tangible net worth covenant of $15 million, contained in its credit agreement with the lender. Currently, the lender has not declared a default as a result of this non-compliance with the net worth covenant. Christopher Homes is not in default of any of its payment obligations to the lender. The current principal amount outstanding to the lender is approximately $22.6 million. This amount is secured by a lien on the assets of Christopher Homes. The loan is not cross-collateralized with any of the Company's other operating subsidiaries and no default in respect of the loan would, by reason of the default alone, cause a default in respect of any other loans to the Company or any of its subsidiaries. The Company is working with the lender to secure continued financing from the lender for Christopher Homes. No assurances can be given that the lender will agree to waive the effects of this non-compliance or that the lender will agree to continue to finance Christopher Homes.

The Company's mortgage subsidiary has two lines of credit outstanding for the purpose of originating loans. The lines of credit are secured by the mortgage loans held for sale and are repaid upon sale of the mortgage loans. These lines bear interest at variable rates ranging from 1.5% over the LIBOR rate to 1.5% over the Fed Funds rate based on the type of loan and lending requirements. The aggregate commitment available under these lines was $73.0 million with $12.0 million outstanding at March 31, 2001.

One of the Company's subsidiaries has a line of credit for the purpose of purchasing lumber yard inventory. The line of credit matures October 1, 2001 and bears interest at Prime minus 0.5%. At March 31, 2001, the total commitment available is $2 million with $1.83 million outstanding. This outstanding portion is included in "other loans" above. The remainder of other loans consists primarily of debt financed corporate insurance policies which bear interest at varying rates between 7.3% and 8.9%.

Under the Senior Note Indenture, the Company would be obligated to offer to redeem all of the Senior Notes at 101% of their aggregate principal amount plus any accrued and unpaid interest following a "change of control" of the Company, as defined in the Indenture. This definition includes any transaction that results in any person acquiring "beneficial ownership" (as defined in Securities Exchange Act Rule 13d-3) of 50% or more of the total voting power of the Company's stock. Unless the obligation under the Senior Note Indenture to make a change in control offer following a change in control is removed (whether by amendment, waiver, payment of the Senior Notes or otherwise) or the Supplemental Warrants are amended, the Company would be required to commence to make a "change in control offer" by no later than 30 days prior to January 2, 2002 (See
Note 6 - Convertible Preferred Stock).


NOTE 6 - CONVERTIBLE PREFERRED STOCK

The Company has authorized 1 million shares of $.01 par value preferred stock. The following are the Company's classes and series of preferred stock, amounts designated, and amounts outstanding at March 31, 2001 and December 31, 2000:

     Class AAA cumulative convertible (rate of 9% per annum), 40,000 designated, 28,500 issued and outstanding ($28.5 million aggregate liquidation preference)
     Series C convertible, 70,000 designated, 0 and 2,433, respectively, issuable (see below)
     Series D convertible, 67,500 designated, 0 issued and outstanding ($0 aggregate liquidation preference)
     Series E convertible, 50,000 designated, 12,229 issued and outstanding ($1,222,900 aggregate liquidation preference)

In conjunction with the issuance of the Class AAA Preferred Stock, the Company also issued Supplemental Warrants. Subject to the stock price test described below, the Supplemental Warrants become exercisable at an exercise price of $0.01 per share of common stock on September 30, 2001 and expire on March 31, 2004. The number of shares of common stock subject to the Supplemental Warrants is subject to adjustment depending upon the 60 day average closing price of the common stock between the period from September 30, 2001 and September 30, 2003. If during such period the closing price remains greater than $48.00 per share, no shares would be issuable pursuant to the Supplemental Warrants. If during such period the closing price is $48.00 per share or less, the number of shares of common stock issuable upon the exercise of the Supplemental Warrants could be adjusted, up to five times per year, in accordance with the following table:

                   Issue Price ($)                     Warrants
                   ---------------                     --------
                  $48.01 or greater                            0
                     40.01 -  48.00                      107,955
                     32.01 -  40.00                      237,500
                     24.01 -  32.00                      593,750
                     16.01 -  24.00                    1,187,500
                      8.01 -  16.00                    2,375,000
                      0.00 -   8.00                    5,937,500

The number of shares into which each Supplemental Warrant may be exercisable will also be subject to certain customary anti-dilution adjustments.

By a letter of agreement dated March 29, 2001, Prometheus and the Company agreed to amend the Supplemental Warrants to limit the number of Supplemental Warrants which may be exercised prior to the "Extended Exercise Date" to a number equal to the number of shares of common stock of the Company which would not cause the holder of the warrants or any "group" of which such holder is a member to be deemed beneficially to own 50% or more of the aggregate voting power of the common equity of the Company. The Extended Exercise Date is the first to occur of (a) January 2, 2002, (b) the day preceding the day on which any "Event of Default" under the Senior Note Indenture occurs, (c) the day on which such Senior Note Indenture ceases to require the Company to make a "Change of Control Offer" upon the occurrence of a "Change of Control", or (d) the tenth day prior to the record date for taking certain actions by stockholders of the Company; provided that in no event shall the Extended Exercise Date be earlier than September 30, 2001. Based upon the amendment to the Supplemental Warrants, unless the obligation under the Senior Note Indenture to make a "Change of Control Offer" following a change of control is removed (whether by amendment, waiver, payment of the Senior Notes, or otherwise) or the Supplemental Warrants are further amended, the Company would be required to commence to make a "Change of Control Offer" by no later than 30 days prior to January 2, 2002.

Under the terms of the Class AAA Preferred Stock, the Company is obligated to pay, on a quarterly basis, a 9% annual dividend. Due to the potential applicability of certain restrictions in the Senior Note Indenture, the amount of dividends due for the three quarters ended March 31, 2001, was not paid and is included in accrued expenses. (See Note 5 - Notes and Mortgages Payable)

The Series C Preferred Stock (2,433 shares as of December 31, 2000) was treated as outstanding for the purpose of calculating earnings per share; however, it would only have been legally outstanding upon issuance. No shares remain issuable as of March 31, 2001.

Please refer to the Company's financial statements as reported on Form 10-K for the year ended December 31, 2000 (Note 9- Shareholders' Equity) for further information on the classes and terms of preferred stocks and warrants.

NOTE 7 - LOSS PER SHARE

The following table reconciles the numerators (income) and the denominators (shares) used to calculate the basic and diluted loss per-share (in thousands):

                                                                  For the three months ended
                                                                          March 31,
                                                                  2001                  2000
                                                                  ----                  ----
     Net income                                               $       308           $       633
     Less preferred stock dividends                                  (667)                 (667)
                                                              -----------           -----------

     Loss available to common shareholders                    $      (359)          $       (34)
                                                              ===========           ===========
     BASIC EPS
     Loss available to common shareholders                    $      (359)          $       (34)
     Weighted average number of common shares
     outstanding                                                3,097,254             3,058,435

     Basic loss per share                                     $     (0.12)          $     (0.01)
                                                              ===========           ===========
     DILUTED EPS
     Loss available to common shareholders, basic             $      (359)          $       (34)
     Plus preferred stock dividends                                     0                     0
                                                              -----------           -----------

     Loss available to common shareholders, diluted           $      (359)          $       (34)
                                                              ===========           ===========
     Weighted average number of common shares
     outstanding                                                3,097,254             3,058,435
     Effect of dilutive securities:
          Preferred stock                                               0                     0
          Common Stock Warrants                                         0                     0
          Options                                                       0                     0
                                                              -----------           -----------
     Weighted avg. no. of common shares outstanding,
     diluted                                                    3,097,254             3,058,435
                                                              ===========           ===========

     Diluted loss per share                                   $     (0.12)          $     (0.01)
                                                              ===========           ===========

The following common stock equivalents of the Company's various classes of preferred stock were not included in the computation of diluted earnings per share because the effect of adding back the related dividends and weighted average common shares would be antidilutive:

                                                                       Potential Common Stock
                                                                       ----------------------
                        Outstanding at     Convertible into Common       outstanding, three
                        ---------------    ------------------------      -------------------
                           March 31,        Shares as of March 31,     months ended March 31,
                           ---------        ----------------------     ----------------------
   Class/ Series        2001        2000        2001           2000        2001           2000
          ------        ----        ----        ----           ----        ----           ----
  Class AAA           28,500      28,500    1,187,500     1,187,500    1,187,500     1,187,500
  Series C                 0       4,284            0        10,710        4,460        37,645
  Series D                 0      30,000            0        75,000            0        75,000
  Series E            12,229      17,443       30,573        43,608       30,573        43,608
  Warrants         5,937,500           0    5,937,500             0    5,937,500             0


NOTE 8 - SALE OF ASSETS

On February 28, 2001, the Company sold the assets of Brookstone for approximately $4.1 million in cash and the assumption of existing debt. No gain or loss was recorded as the assets were carried in the balance sheet at fair value less costs to sell at December 31, 2000.

NOTE 9 - SUBSEQUENT EVENTS

In May of 2001 the Company closed on the sale of Fortress Florida to a company owned by D R Horton, Inc. The purchase price was approximately $28.0 million in cash before closing costs and the assumption of the existing debt. In addition, the Company purchased a total of $45.8 million principal amount of its Senior Notes for a cash price of $24.7 million plus accrued interest. The net after tax gain resulting from these transactions is approximately $10.8 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following table sets forth for the periods indicated certain items of the Company's consolidated results of operations and those results as a percentage of the Company's total revenues and its segment revenues:
 (dollars expressed in thousands)

                                                          For the Three Months            For the Three Months
                                                          Ended March 31, 2001            Ended March 31, 2000
                                                          --------------------            --------------------
                                                                      % of      % of                  % of      % of
                                                                     Total   Segment                 Total   Segment
                                                                     -----   -------                 -----   -------
Total revenues                                          $121,265    100.0%               $143,147   100.0%

Homebuilding revenues                                    120,243     99.2%   100.0%       141,760    99.0%    100.0%
Gross profit                                              18,996     15.7%    15.8%        20,262    14.2%     14.3%
Operating expenses                                        18,126     14.9%    15.1%        18,749    13.1%     13.2%
Homebuilding pre-tax income                                  559      0.5%     0.5%         1,047     0.7%      0.7%

Mortgage revenues                                          1,022      0.8%   100.0%         1,387     1.0%    100.0%
Mortgage expenses                                          1,059      0.9%   103.6%         1,361     1.0%     98.1%
Mortgage pre-tax (loss)/income                              (37)      0.0%    (3.6%)           26     0.0%      1.9%

Pre-tax income                                               522      0.4%                  1,073     0.7%

CONSOLIDATED RESULTS OF OPERATIONS

COMPARISON OF THE COMPANY'S RESULTS OF OPERATIONS FOR THE MONTHS ENDED MARCH 31, 2001 AND 2000.

HOMEBUILDING OPERATIONS
GENERAL

                                  New Orders, Net                            Closings                      Backlog
                                  ---------------                            --------                      -------
                                Three months ended                   Three months ended                   As of March 31,
                                      March 31,                         March 31,
                                       2001             2000               2001            2000           2001      2000
                                       ----             ----               ----            ----           ----      ----
     State
     -----
     Arizona                             60               35                 20              12             52        28
     Colorado                           183              111                 63              52            390       263
     Florida                            235              179                113             188            319       288
     Missouri                           164              124                 77              77            164       143
     Nevada                              22               28                 20              32             43        77
     New Jersey                          23               15                 17               5             30        20
     North Carolina                     200              153                106             100            261       208
     Oregon/Washington                   20               33                  7              20             31        27
     Pennsylvania                        47               41                 35              23             62        57
     South Carolina                      14               27                 18              25             25        77
     Texas                              123              167                 92             165            232       237
                                       ----             ----               ----            ----           ----      ----
           Subtotal                   1,091              913                568             699          1,609     1,425
     Virginia (1)                         0                1                  0               2              0         0
     Wisconsin (1)                       21               56                  8              23              0        74
                                       ----             ----               ----            ----           ----      ----
            Total                     1,112              970                576             724          1,609     1,499
                                       ----             ----               ----            ----           ----      ----

(1) Virginia operation was liquidated in 1999 and Wisconsin operation was sold in February 2001.

The Company achieved net new orders of 1,112 homes for the three months ended March 31, 2001, compared to 970 homes for the same period in 2000, an increase of 14.6%. Generally, the markets where the Company has maintained or increased its asset concentration have improved new order activity year over year, with the exception of Texas. The strengthening of these markets was due in part, we believe, to the recent decline in interest rates and the opening of new communities in several locations.

The Company has a combined backlog of 1,609 homes, with a dollar value of $355.2 million at March 31, 2001, as compared to 1,499 homes, with a dollar value of $322.2 million at March 31, 2000. This represents a 7.3% increase in backlog units and a 10.2% increase in backlog value. The increase of backlog units is primarily due to the increased level of new orders in this quarter along with a decline in closings. In addition to the unit increase is a 2.7% increase of the average sales price of homes in backlog, from $214,900 at March 31, 2000 to $220,800 at March 31, 2001. The mix of backlog was greatly affected by our Colorado division. In Colorado where our average sales price is the second highest in the Company we experienced a year over year increase in backlog of 127 units (48%) which represented a 6.7% increase in the overall backlog mix.

REVENUES

Homebuilding revenues for the first quarter of 2001 were $120.2 million, as compared to $141.8 million for the same period of 2000, representing a decrease of 15.2%. Fewer new orders from ongoing operations in recent quarters resulted in fewer homes closed in the first quarter of 2001 (576) versus the first quarter of 2000 (724), a decrease of 20.4%. Partially offsetting this volume decrease was an increase in the average price of a home closed from $193,000 to $204,300 (5.8%). While the several of the Company's markets experienced increases in average prices, the Denver and New Jersey divisions contributed most significantly, due to their large increase (11.5%) in the volume mix of homes closed. The homes in these markets are significantly higher-priced than our other markets, with the exception of Las Vegas.

GROSS PROFIT

Gross profit for the quarter ended March 31, 2001 was $19.0 million, as compared to $20.2 million for the comparable period of 2000. However, the Company's gross profit margin increased to 15.8% of homebuilding revenues from 14.3% for the same periods. The majority of the Company's divisions had increases in their gross profit margins.

OPERATING EXPENSES

Operating expenses (including selling, general and administrative, and goodwill amortization) for the quarters ended March 31, 2001 and 2000 were $18.1 million (15.1% of homebuilding revenue) and $18.7 million (13.2% of homebuilding revenue), respectively.

Selling expenses remained virtually the same at $9.7 million for the quarters ended March 31, 2001 and 2000. However, due to lower homebuilding revenue in the first quarter of 2001, selling expenses were 8.1% of revenue for the first quarter of 2001, versus 6.9% for the first quarter of 2000.

General and administrative expenses decreased to $7.8 million for the first quarter of 2001, as compared to $8.4 million for the first quarter of 2000. Due to the decrease in revenue in 2001, these amounts were 6.5% and 5.9% of homebuilding revenue for the first quarters of 2001 and 2000, respectively.

HOMEBUILDING PRETAX

Homebuilding pretax income for the first quarter of 2001 was $0.6 million (0.5% of homebuilding revenues), as compared to $1.0 million (0.7% of homebuilding revenues) for the first quarter of 2000.

FINANCIAL SERVICES OPERATIONS

Revenue for the three months ended March 31, 2001 was $1.0 million, a 26.3% decrease from $1.4 million for the same period of 2000. The majority of this decrease is attributable to declines in homebuilding revenues noted above. Expenses for the three months ended March 31, 2001 decreased 22.2% to $1.1 million, as compared to $1.4 million for the same period of 2000.

For the three-month period ended March 31, 2001,the financial services segment had a pretax loss of $37,000 as compared to pretax profit of $26,000 for the comparable period of 2000.

The declining loan volume due to lower closing activity generated by the homebuilding segment was offset by a reduction of operating expenses. These factors have allowed Fortress Mortgage's operating results to remain relatively flat year-over-year. The capture rates (the percentage of the Company's home closings financed by loans originated by the Fortress Mortgage) for the markets served by the mortgage company for the three months ended March 31, 2001 and 2000 were 52.7% and 56.3%, respectively. The capture rate of homes in backlog at March 31, 2001 was 59.2%. Currently, Fortress Mortgage serves all of the Company's homebuilding markets with the exception of Las Vegas, Portland and Washington State, and South Carolina.

EBITDA

Earnings before interest, taxes, depreciation and amortization (EBITDA) decreased to $9.0 million (7.4% of revenue) for the three months ended March 31, 2001, as compared to $9.8 million (6.9% of revenue) for the same period in 2000. The increase in the EBITDA operating margins reflects increases in gross margins offset by a higher operating expense percentage due to lower revenue volume. EBITDA is provided as a supplemental measurement of the Company's operating performance. EBITDA does not represent cash flows from operations as defined by GAAP and should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. In addition, EBITDA measures presented by the Company may not be comparable to other similarly titled measures of other companies.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operating activities involve several components, principally home construction, land development, and mortgage loan origination for home purchasers. During the three months ended March 31, 2001, the Company's operating activities, taken in the aggregate, utilized approximately $23.7 million of cash. This cash utilization was primarily the result of increases in inventories of approximately $25.7 million, which is consistent with the Company's growth in its backlog since year end and the seasonal nature of the homebuilding industry.

The Company's investing activities provided approximately $2.4 million in cash, primarily due to the sale of Brookstone, which netted approximately $4.1 million. This inflow of cash was partially offset by purchases of property and equipment totaling approximately $1.5 million and payments of contingent consideration of $0.2 million.

Financing activities provided $19.7 million of cash flow, most of which resulted from net borrowings under notes and mortgages payable, which were used to finance the buildup of inventory.

In May of 2001, the Company sold its Fortress Florida subsidiary for approximately $28.0 million in cash before closing costs and assumption of the existing debt by the purchaser. In addition, the Company purchased a total of $45.8 million principal amount of its Senior Notes for $24.7 million plus accrued interest. The net after tax gain resulting from these transactions is approximately $10.8 million. The Planning Committee continues to evaluate various strategic alternatives, which among other options may include the sale or liquidation of other homebuilding divisions.

The Company regularly refinances existing loan agreements and executes new loan agreements. Approximately $390.0 million of homebuilding related secured lending facilities were in place at the subsidiary level at March 31, 2001. Under these credit facilities, the Company has borrowed $185.0 million at March 31, 2001. The total amount available under these commitments varies based on individual loan covenants and inventory levels.

Under the terms of the Company's Senior Note Indenture, the Company's ability to incur new debt, beyond existing secured debt amounts, is limited to $50 million of new debt incurrence, if the Company's Consolidated Fixed Charge Coverage Ratio (as defined in the Indenture) is below a ratio of 2 to 1. Since June 30, 2000 and as of March 31, 2001, the Company's Consolidated Fixed Charge Coverage Ratio was below 2 to 1 and as such the Company is limiting new incurrence of indebtedness in accordance with the Indenture's terms. The Company does not believe that this limitation will have a material adverse effect on its ability to continue to finance it inventories and operations, for the foreseeable future. (See Note 5 Notes and Mortgages Payable ).

As of March 31, 2001 the Company had cash and cash equivalents on hand of $5.8 million. The Company believes that funds available through the existing credit facilities coupled with the cash on hand and cash generated through operations should be adequate for the anticipated cash needs for the foreseeable future. However, there can be no assurances that any current working capital lender will agree to renew or extend its existing facility or, if renewed, that such renewal or extension would be on similar or more advantageous terms. No assurances can be given that, in the event any current working capital lender declines to renew its facility, the Company would be able to replace such facility on similar or more advantageous terms.

Since December 31, 2000, one of the Company's subsidiaries, Christopher Homes LLC, was not in compliance with its minimum tangible net worth covenant of $15 million, contained in its credit agreement with the lender. Currently, the lender has not declared a default as a result of this non-compliance with the net worth covenant. Christopher Homes is not in default of any of its payment obligations to the lender. The current principal amount outstanding to the lender is approximately $22.6 million. This amount is secured by a lien on the assets of Christopher Homes. The loan is not cross-collateralized with any of the Company's other operating subsidiaries and no default in respect of the loan would, by reason of the default alone, cause a default in respect of any other loans to the Company or any of its subsidiaries. The Company is working with the lender to secure continued financing from the lender for Christopher Homes. No assurances can be given that the lender will agree to waive the effects of this non-compliance or that the lender will agree to continue to finance Christopher Homes.

At March 31, 2001, the Company had 4,839 lots in inventory beyond those already in backlog. This represents, in aggregate, an estimated thirteen-month supply of land based on sales absorption rates for the first three months of 2001. One of the Company's operating strategies is to keep a relatively low supply of finished lots and lots under development in order to manage and minimize risk associated with land ownership. The Company utilizes land options and investments in land limited partnerships as methods of controlling and subsequently acquiring land. In markets where lot options are not readily available to meet its needs, the Company is pursuing additional off-balance sheet arrangements to reduce its economic risk. The Company plans to continue these practices and expects to exercise, subject to market conditions, substantially all of its option contracts. At March 31, 2001, the Company had an additional 8,811 lots under option representing approximately a 24-month supply of land based on the same absorption rates as above.

It is possible that the Company may experience a change of control (as defined in the Senior Note Indenture) in 2001 as a result of the Supplemental Warrants becoming exercisable. See "Risk Factors - Potential Obligation to Make Change in Control Offer," in the Company's Annual Report on Form 10-K. The Company's liquidity position could be materially and adversely affected if it becomes obligated to make a Change in Control Offer to redeem the Senior Notes. The Company's ability to satisfy its obligations in such circumstances will depend upon its ability to raise capital or sell assets in a timely and sufficient manner.

On April 5, 2001, the NASDAQ notified the Company that its common stock had failed to maintain a minimum market value of public float of $5 million over the last thirty consecutive trading days and that the Company's common stock would be delisted if the Company is unable to demonstrate on or before July 5, 2001 that its common stock has maintained a minimum market value of public float for a minimum of ten consecutive trading days before such date. The Company is currently evaluating potential responses to the NASDAQ's notification, which may address this situation and avoid delisting.

FAILURE TO MAKE PAYMENTS ON PREFERRED STOCK

The Company's Senior Note Indenture (the "Indenture") places certain restrictions if the Company's Consolidated Fixed Charge Coverage Ratio (basically EBITDA to interest incurred for the Company and its Restricted Subsidiaries (as defined in the Indenture)) is below a ratio of two to one (the "Coverage Test"). As a result, this Indenture also restricts, and under certain conditions prevents, certain payments, including the payment of dividends and the repurchase or redemption of the Company's stock (the "Restricted Payments Covenant"), based in part on the Coverage Test. Since June 30, 2000, and as of March 31, 2001, the Company did not meet the Coverage Test threshold of two to one, thereby potentially limiting the Company's ability to make payments under the Restricted Payments Covenant.

The Company has not made its quarterly dividend payments on 28,500 shares of its outstanding Class AAA 9% Preferred Stock, with an aggregate liquidation preference of $28,500,000. The total amount of the dividends accrued as of March 31, 2001 is approximately $2.1 million and has been included in accrued expenses. In addition, 600 shares of the Company's outstanding Series E Preferred Stock, with an aggregate liquidation preference of $60,000, became subject to mandatory redemption upon request of the holder, which request was exercised. The Company has not redeemed the Series E Preferred Stock. The Company did not pay the dividend on the Class AAA Preferred Stock or redeem the Series E Preferred Stock in order to avoid the possibility of violating the Restricted Payments Covenant.

Under the terms of the Class AAA Preferred Stock, if the Company fails to pay dividends on the Class AAA Preferred Stock, the holder of the Class AAA Preferred Stock is entitled to elect directors of the Company constituting a majority of the Company's board. This right matures once a Payment Default (as defined in the Class AAA Preferred Stock) is declared by the holder of the Class AAA Preferred Stock and continues until such time as the Company has (i) cured any and all Payment Defaults and (ii) paid dividends currently under the Class AAA Preferred Stock for four consecutive quarterly periods. On October 11, 2000, the Company received notice from the holder of the Class AAA Preferred Stock acknowledging that although the Company failed to pay the quarterly dividend due on October 2, 2000, the holder was not invoking its right to declare a Payment Default at that time. The holder of the Class AAA Preferred Stock also expressly reserved and stated that it was not waiving any rights it may have against the Company.

SUPPLEMENTAL WARRANTS

By a letter of agreement dated March 29, 2001, Prometheus and the Company agreed to amend the Supplemental Warrants to limit the number of Supplemental Warrants which may be exercised prior to the "Extended Exercise Date" to a number equal to the number of shares of common stock of the Company which would not cause such Warrant Holder or any "group" of which the Warrant Holder is a member to be deemed beneficially own 50% or more of the aggregate voting power of the common equity of the Company. The Extended Exercise Date is the first to occur of (a) January 2, 2002, (b) the day preceding the day on which any "Event of Default" under the Indenture governing the Company's outstanding Senior Notes occurs, (c) the day on which such Indenture ceases to require the Company to make a "Change of Control Offer" upon the occurrence of a "Change of Control", or (d) the tenth day prior to the record date for taking certain actions by stockholders of the Company; provided that in no event shall the Extended Exercise Date be earlier than September 30, 2001. Based upon the amendment to the Supplemental Warrants, unless the obligation under the Senior Note Indenture to make a "Change of Control Offer" following a change of control is removed (whether by amendment, waiver, payment of the Senior Notes, or otherwise) or the Supplemental Warrants are further amended, the Company would be required to commence to make a "Change of Control Offer" by no later than 30 days prior to January 2, 2002.

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

PART II - OTHER INFORMATION

ITEM 3. DEFAULT UPON SENIOR SECURITIES

The Company has not made its quarterly dividend payments on 28,500 shares of its outstanding Class AAA 9% Preferred Stock, with an aggregate liquidation preference of $28,500,000. The total amount of the dividends accrued as of March 31, 2001 is approximately $2.1 million and has been included in accrued expenses. In addition, 600 shares of the Company's outstanding Series E Preferred Stock, with an aggregate liquidation preference of $60,000, became subject to mandatory redemption upon request of the holder, which request was exercised. The Company has not redeemed the Series E Preferred Stock. The Company did not pay the dividend on the Class AAA Preferred Stock or redeem the Series E Preferred Stock in order to avoid the possibility of violating the Restricted Payments Covenant.

Under the terms of the Class AAA Preferred Stock, if the Company fails to pay dividends on the Class AAA Preferred Stock, the holder of the Class AAA Preferred Stock is entitled to elect directors of the Company constituting a majority of the Company's board. This right matures once a Payment Default (as defined in the Class AAA Preferred Stock) is declared by the holder of the Class AAA Preferred Stock and continues until such time as the Company has (i) cured any and all Payment Defaults and (ii) paid dividends currently under the Class AAA Preferred Stock for four consecutive quarterly periods. On October 11, 2000, the Company received notice from the holder of the Class AAA Preferred Stock acknowledging that although the Company failed to pay the quarterly dividend due on October 2, 2000, the holder was not invoking its right to declare a Payment Default at that time. The holder of the Class AAA Preferred Stock also expressly reserved and stated that it was not waiving any rights it may have against the Company.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  EXHIBITS.

              Number       Description

              None


         (b)  REPORTS ON FORM 8-K.

              None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                              THE FORTRESS GROUP, INC.


Date:    May 15, 2001                                         By:     /s/ George C. Yeonas
         ------------------                                      -----------------------------------------
                                                                     George C. Yeonas
                                                                     Chief Executive Officer



Date:    May 15, 2001                                         By:     /s/ Jeffrey W. Shirley
         ------------------                                      -----------------------------------------
                                                                     Jeffrey W. Shirley
                                                                     Chief Financial Officer,
                                                                     And Principal Accounting Officer