Form 10-Q
period 2001-06-30
FORTRESS GROUP INC
filed 2001-08-14
CIK 1010607

                                  UNITED STATES


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended: June 30, 2001

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
              (Address of principal executive offices and zip code)


       Registrant's telephone number, including area code: (703) 442-4545

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

         As of August 13, 2001 there were outstanding, 3,106,955 shares of common stock, par value $.01, of the registrant.

                            THE FORTRESS GROUP, INC.

                           QUARTER ENDED JUNE 30, 2001



                                      INDEX

                                                                                           PAGE
                                                                                           ----

PART I - FINANCIAL INFORMATION

   Item 1.

           The Fortress Group, Inc.
                    Consolidated Balance Sheets (unaudited)                                 3
                    Consolidated Statements of Operations
                      (unaudited)                                                           4
                    Consolidated Statements of Cash Flows
                      (unaudited)                                                           6
                    Condensed Notes to Consolidated Financial Statements
                      (unaudited)                                                           7



   Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations                                   14


PART II - OTHER INFORMATION

   Item 3. Default on Senior Securities                                                    23

   Item 6. Exhibits and Reports on Form 8-K.                                               23
             (a)     Exhibits.
             (b)     Reports on Form 8-K.



SIGNATURES                                                                                 24

                            THE FORTRESS GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)


                                                                                     June 30,            December 31,
                                                                                       2001                 2000
                                                                                       ----                 ----
                                                                                    (unaudited)

                                                  ASSETS

Cash and cash equivalents                                                            $   7,314            $   7,412
Accounts and notes receivable                                                           10,577               11,400
Real estate inventories                                                                245,203              308,187
Assets held for sale (see Note 9)                                                       61,123                  825
Mortgage loans                                                                          12,657               12,153
Property and equipment, net                                                              7,636               11,032
Prepaid expenses and other assets                                                       36,214               41,543
Goodwill, net                                                                           14,981               29,015
                                                                                     ---------             --------

        Total assets                                                                  $395,705             $421,567
                                                                                     =========            =========

                                       LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued construction liabilities                                $  32,615            $  31,056
Notes and mortgages payable                                                            260,976              285,641
Accrued expenses                                                                        14,387               18,526
Customer deposits                                                                        8,569                8,998
                                                                                     ---------            ---------

        Total liabilities                                                              316,547              344,221
                                                                                       -------              -------

Shareholders' equity
      Preferred stock, all classes and series, $.01 par value, 1 million                     1                    1
        authorized (See Note 6 )
      Common stock, $.01 par value, 99 million authorized,
        3,106,955 and 3,094,754 issued, respectively                                        31                   31
      Additional paid-in capital                                                        52,334               52,559
      Retained earnings                                                                 28,042               26,005
      Treasury stock, at cost, 30,000 preferred shares                                  (1,250)              (1,250)
                                                                                     ---------            ---------

        Total shareholders' equity                                                      79,158               77,346
                                                                                     ---------            ---------
        Total liabilities and shareholders' equity                                    $395,705             $421,567
                                                                                     =========            =========



   The accompanying notes are an integral part of these financial statements.

                            THE FORTRESS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           (Unaudited, dollars in thousands, except per share amounts)

                                                                       For the Three    For the Three
                                                                       Months Ended     Months Ended
                                                                       June 30, 2001    June 30, 2000
                                                                       -------------    -------------

TOTAL REVENUES                                                          $   144,585      $   171,107
                                                                        -----------      -----------

HOMEBUILDING:
    Residential sales                                                   $   138,952      $   166,450
    Lot sales and other                                                       4,238            3,453
                                                                        -----------      -----------
            Homebuilding revenues                                           143,190          169,903
    Cost of sales                                                           120,084          145,113
                                                                        -----------      -----------
            Gross profit                                                     23,106           24,790
    Selling                                                                  11,224           11,582
    General and administrative                                                8,249            8,761
    Goodwill amortization                                                       494              638
    Other (income) expense                                                     (692)             137
                                                                        -----------      -----------
                                                                              3,831            3,672
    Asset impairment charges                                                 18,013                0
                                                                        -----------      -----------

    Homebuilding (loss)/income before taxes                                 (14,182)           3,672

FINANCIAL SERVICES:
    Revenues                                                                  1,395            1,204
    General, administrative and other expenses                                1,137            1,240
                                                                        -----------      -----------
    Financial Services income/(loss) before taxes                               258              (36)

GAIN ON SALE OF SUBSIDIARIES (See Note 8)                                     1,755                0

(Loss)/income before taxes and extraordinary item                           (12,169)           3,636
(Benefit)/provision from income taxes                                        (4,989)           1,490
                                                                        -----------      -----------

(Loss)/income before extraordinary item                                      (7,180)           2,146

EXTRAORDINARY GAIN ON DEBT EXTINGUISHMENTS,
    NET OF INCOME TAXES (See Note 5)                                         10,210                0
                                                                        -----------      -----------

NET INCOME                                                              $     3,030      $     2,146
                                                                        ===========      ===========

(Loss)/income before extraordinary item applicable
     to common shareholders, basic and diluted                          $    (7,813)     $     1,479
Extraordinary gain on debt extinguishments, net of income taxes              10,210                0
                                                                        -----------      -----------
Net income applicable to common shareholders, basic and diluted         $     2,397      $     1,479
                                                                        ===========      ===========

NET (LOSS)/INCOME PER SHARE DATA (See Note 7):

    (Loss)/income per share before extraordinary item, basic            $     (2.52)     $      0.48
    Extraordinary gain on debt extinguishments, net of income taxes            3.29              0.0
                                                                        -----------      -----------
    Net income per share, basic                                         $      0.77      $      0.48
                                                                        ===========      ===========

    (Loss)/income per share before extraordinary item, diluted          $     (0.86)     $      0.47
    Extraordinary gain on debt extinguishments, net of income taxes            1.13              0.0
                                                                        -----------      -----------
    Net income per share, diluted                                       $      0.27      $      0.47
                                                                        ===========      ===========

    Weighted average shares outstanding, basic                            3,102,207        3,071,525
                                                                        ===========      ===========
    Weighted average shares outstanding, diluted                          9,039,707        3,156,422
                                                                        ===========      ===========


   The accompanying notes are an integral part of these financial statements.

                            THE FORTRESS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           (Unaudited, dollars in thousands, except per share amounts)

                                                                           For the Six           For the Six
                                                                           Months Ended         Months Ended
                                                                           June 30, 2001        June 30, 2000
                                                                           -------------        -------------

TOTAL REVENUES                                                              $   265,850          $   314,254
                                                                            -----------          -----------

HOMEBUILDING:
    Residential sales                                                       $   256,610          $   306,171
    Lot sales and other                                                           6,823                5,492
                                                                            -----------          -----------
            Homebuilding revenues                                               263,433              311,663
    Cost of sales                                                               221,331              266,611
                                                                            -----------          -----------
            Gross profit                                                         42,102               45,052
    Selling                                                                      20,969               21,324
    General and administrative                                                   16,078               17,132
    Goodwill amortization                                                         1,046                1,274
    Other (income) expense                                                         (381)                 603
                                                                            -----------          -----------
                                                                                  4,390                4,719
    Asset impairment charges                                                     18,013                    0
                                                                            -----------          -----------

    Homebuilding (loss)/income before taxes                                     (13,623)               4,719

FINANCIAL SERVICES:
    Revenues                                                                      2,417                2,591
    General, administrative and other expenses                                    2,196                2,601
                                                                            -----------          -----------
    Financial Services income/(loss) before taxes                                   221                  (10)

GAIN ON SALE OF SUBSIDIARIES (See Note 8)                                         1,755                    0

(Loss)/income before taxes and extraordinary item                               (11,647)               4,709
(Benefit)/provision from income taxes                                            (4,775)               1,930
                                                                            -----------          -----------

(Loss)/income before extraordinary item                                          (6,872)               2,779

EXTRAORDINARY GAIN ON DEBT EXTINGUISHMENTS,
    NET OF INCOME TAXES (See Note 5)                                             10,210                    0
                                                                            -----------          -----------

NET INCOME                                                                  $     3,338          $     2,779
                                                                            ===========          ===========

(Loss)/income before extraordinary item applicable
      to common shareholders, basic and diluted                             $    (8,172)         $     1,445
Extraordinary gain on debt extinguishments, net of income taxes                  10,210                    0
                                                                            -----------          -----------
Net income applicable to common shareholders, basic and diluted             $     2,038          $     1,445
                                                                            ===========          ===========

NET (LOSS)/INCOME PER SHARE DATA (See Note 7):

    (Loss)/income per share before extraordinary item, basic                $     (2.64)         $      0.47
    Extraordinary gain on debt extinguishments, net of income taxes                3.30                  0.0
                                                                            -----------          -----------
    Net income per share, basic                                             $      0.66          $      0.47
                                                                            ===========          ===========

    (Loss) per share before extraordinary item, diluted                     $     (0.90)         $      0.46
    Extraordinary gain on debt extinguishments, net of income taxes                1.13                  0.0
                                                                            -----------          -----------
    Net income per share, diluted                                           $      0.23          $      0.46
                                                                            ===========          ===========

    Weighted average shares outstanding, basic                                3,099,744            3,064,980
                                                                            ===========          ===========
    Weighted average shares outstanding, diluted                              9,039,462            3,163,750
                                                                            ===========          ===========


   The accompanying notes are an integral part of these financial statements.

                            THE FORTRESS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)

                                                                       For the Six        For the Six
                                                                      Months Ended       Months Ended
                                                                      June 30, 2001      June 30, 2000
                                                                      -------------      -------------

Cash flows from operating activities
   Net income                                                           $   3,338          $   2,779
  Adjustments to reconcile net income to net cash provided
     (used in)operating activities:
       Depreciation and amortization                                        4,005              4,405
       Asset impairment charge                                             18,013                  0
       Extraordinary gain on debt extinguishments                         (17,304)                 0
       (Gain) on sale of subsidiaries                                      (1,755)                 0
       Loss on sale of property and equipment                                  89                  0
       Changes in operating assets and liabilities
        Accounts and notes receivable                                        (868)             2,743
        Real estate inventories                                           (53,966)           (22,417)
        Assets held for resale                                               (108)                 0
        Mortgage loans                                                       (504)               (26)
        Prepaid expenses and other assets                                   1,268             (1,284)
        Accounts payable and accrued construction liabilities               5,808             (5,412)
        Accrued expenses                                                   (3,479)              (706)
        Customer deposits                                                   1,253              1,170
                                                                        ---------          ---------
            Net cash (used in) operating activities                       (44,210)           (18,748)
                                                                        ---------          ---------

Cash flows from investing activities
   Proceeds from sale of subsidiaries                                      30,918                  0
   Payment of contingent consideration                                       (243)            (3,504)
   Purchase of property and equipment                                      (2,978)            (1,794)
   Proceeds from sale of property and equipment                                59                 97
   Change in investment in land partnerships                                  423             (1,196)
                                                                        ---------          ---------
            Net cash provided by (used in) investing activities            28,179             (6,397)
                                                                        ---------          ---------

Cash flows from financing activities
   Borrowings under notes and mortgages payable                           306,708            352,677
   Repayment of notes and mortgages payable                              (263,324)          (335,471)
   Repurchase of Senior Notes                                             (27,480)                 0
   Borrowings from related parties                                            439                209
   Repayment of related party borrowings                                     (428)              (145)
   Preferred stock redemption                                                   0               (521)
   Other (net)                                                                 18                 50
   Preferred dividends                                                          0             (1,377)
                                                                        ---------          ---------
            Net cash provided by financing activities                      15,933             15,422
                                                                        ---------          ---------

Net (decrease) in cash and cash equivalents                                   (98)            (9,723)
Cash and cash equivalents, beginning of period                              7,412             17,526
                                                                        ---------          ---------

Cash and cash equivalents, end of period                                $   7,314          $   7,803
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

Fortress began operations simultaneous with the closing of its initial public offering on May 21, 1996 (the "Offering"), and the acquisition of four homebuilding companies. As of June 30, 2001, the Company operates under the following names in thirteen different markets. In order to be consistent with the Company's recent restructuring actions, the following tables are presented to distinguish between the core and non-core operations. The core operations consist of a Western, Texas and Eastern Region, which operate in ten markets. The non-core operations consist of the Florida operation that was sold in May 2001, the Missouri operation that was sold in July 2001, and the Wisconsin operation that was sold in February 2001. Additional non-core operations include Christopher and Quail Homes operating in the Nevada and Oregon/Washington markets, respectively:

  Homebuilder                                      Market(s)
  -----------                                      ---------
  ------------------------------------------------ -------------------------------------------------------------
  Core:
  ------------------------------------------------ -------------------------------------------------------------
  Don Galloway Homes                               Charlotte, North Carolina and Charleston, South Carolina
  ------------------------------------------------ -------------------------------------------------------------
  The Genesee Company                              Denver and Fort Collins, Colorado and Tucson, Arizona
  ------------------------------------------------ -------------------------------------------------------------
  Iacobucci Homes                                  Philadelphia, Pennsylvania and Atlantic City, New Jersey
  ------------------------------------------------ -------------------------------------------------------------
  Sunstar Homes                                    Raleigh-Durham, North Carolina
  ------------------------------------------------ -------------------------------------------------------------
  Wilshire Homes                                   Austin and San Antonio, Texas
  ------------------------------------------------ -------------------------------------------------------------
  Non-core:
  ------------------------------------------------ -------------------------------------------------------------
  Christopher Homes                                Las Vegas, Nevada
  ------------------------------------------------ -------------------------------------------------------------
  Quail Homes                                      Portland, Oregon
  ------------------------------------------------ -------------------------------------------------------------
  Whittaker Homes (sold July 2001-see Note 10)     St. Louis, Missouri
  ------------------------------------------------ -------------------------------------------------------------

During the six months ended June 30, 2001, the Company exited the following markets:

  ----------------------------------------------------------- ------------------------------------------------
  Homebuilder                                                 Market(s)
  -----------                                                 ---------
  ----------------------------------------------------------- ------------------------------------------------
  Non-core:
  ----------------------------------------------------------- ------------------------------------------------
  Brookstone Homes  - sold February 2001 (see Note 8)         Janesville, Madison and Milwaukee, Wisconsin
  ----------------------------------------------------------- ------------------------------------------------
  Fortress Homes and Communities of Florida  - sold May
       2001 (see Note 8)                                      Jacksonville, Florida
  ----------------------------------------------------------- ------------------------------------------------

In January 1997, Fortress formed Fortress Mortgage, Inc. ("Fortress Mortgage"), a wholly-owned subsidiary, to provide a mortgage lending source to the Company's builder subsidiaries. Fortress Mortgage is licensed as a mortgage banker in Arizona, Alaska, California, Colorado, Illinois, Missouri, New Jersey, North Carolina, Pennsylvania, South Carolina, Texas, Virginia, and Wisconsin.

The accompanying consolidated financial statements of Fortress have been prepared by the Company. In the opinion of management, the financial statements contain all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the Company's financial position as of June 30, 2001, its operating results for the three and six month periods ended June 30, 2001 and 2000, and its cash flows for the six month periods ended June 30, 2001 and 2000. Certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States have been condensed or omitted. The Company believes the disclosures made are adequate to make the information presented not misleading. However, the financial statements should be read in conjunction with the financial statements of the Company and notes thereto included in the 2000 Annual Report on Form 10-K. Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations.

NOTE 2 - BASIS OF PRESENTATION AND NEW ACCOUNTING PRONOUNCEMENTS

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Fortress, a Delaware corporation, and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Certain amounts in the prior period financial statements have been reclassified to conform to the current presentation. All periods presented have been restated to take into account the effect of a one-for-four reverse stock split implemented July 10, 2000.

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

In July 2001, the Financial Accounting Standards Board issued Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (FAS 142). Under FAS 142, goodwill and indefinite lived intangible assets with a finite life will no longer be amortized beginning January 1, 2002 but will be reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives (but with no maximum life). The Company is currently evaluating the impact of adopting FAS 142 on its 2002 financial statements, after taking into consideration the sale of certain subsidiaries that occurred in 2001.


NOTE 3 - REAL ESTATE INVENTORIES

Real estate inventories are summarized as follows (in thousands):

                                                                               June 30,          December 31,
                                                                                 2001                2000
                                                                                 ----                ----
                                                                              (unaudited)
    Work-in-progress
      Sold homes                                                               $112,470            $ 99,580
      Speculative                                                                39,687              47,135
                                                                               --------            --------
         Total work-in-progress                                                 152,157             146,715

    Land
      Finished lots                                                              65,324              99,593
      Land under development                                                     18,332              38,035
      Unimproved land held for development                                        4,171              12,753
                                                                               --------            --------
         Total land                                                              87,827             150,381

    Lumber yard inventory                                                             0               2,651
    Model homes                                                                   5,219               8,440
                                                                               --------            --------

                                                                               $245,203            $308,187
                                                                               ========            ========

NOTE 4 - INTEREST

Information regarding interest is as follows (in thousands):

                                                                             For the Six Months Ended June 30,
                                                                             ---------------------------------
                                                                                 2001                2000
                                                                                 ----                ----
                                                                              (unaudited)         (unaudited)
     During the periods:
       Interest incurred                                                       $ 15,337            $ 18,032
       Interest capitalized                                                     (13,832)            (15,562)
       Relief of previously capitalized interest                                 13,004              13,012
                                                                               --------            --------
        Total interest expensed in statement of operations                     $ 14,509            $ 15,482
                                                                               ========            ========

     At the end of the periods:
       Capitalized interest in ending inventory                                $ 19,255            $ 25,631
                                                                               ========            ========


NOTE 5 - NOTES AND MORTGAGES PAYABLE

Notes and mortgages payable consist of the following (in thousands):

                                                                               June 30,          December 31,
                                                                                 2001                2000
                                                                                 ----                ----
                                                                              (unaudited)

    13.75% Senior Notes due 2003                                               $ 54,190            $100,000
    Project-specific land, land development and
        construction loans                                                      192,960             172,483
    Mortgage warehouse lines of credit                                           11,970              11,422
    Other loans                                                                   2,968               4,349
                                                                               --------            --------
                                                                                262,088             288,254
    Less:  Unamortized debt issuance costs                                       (1,112)             (2,613)
                                                                               ---------           --------
                                                                               $260,976            $285,641
                                                                               ========            ========

The Company pays interest on the Senior Notes in arrears on May 15 and November 15 of each year at the rate of 13.75% per annum. The Senior Notes may not be redeemed at any time prior to maturity. The Senior Notes are unsecured and rank pari passu with, or senior in right of payment to, all other existing and future unsecured indebtedness of the Company. The Senior Notes, however, are effectively subordinated to secured debt of the Company to the extent of any collateral, as well as to the Company's subsidiaries' indebtedness. The Company is required to maintain a consolidated tangible net worth of at least $15 million and to comply with other financial covenants in the Senior Note Indenture. The Company was in compliance with these financial covenants at June 30, 2001.

In addition to financial covenants, the Senior Note Indenture imposes certain operating restrictions on the Company, based on its performance. These provisions place certain restrictions on the Company's ability to incur new debt above levels previously outstanding if the Company's Consolidated Fixed Charge Coverage Ratio (basically EBITDA to interest incurred for the Company's Restricted Subsidiaries) is below a ratio of two to one. The Senior Note Indenture also restricts, and under certain conditions prevents, certain payments including the payment of dividends and the repurchase or redemption of the Company's stock. As of June 30, 2001, the Company had in excess of $11 million available for such payments, subject to the potential limitations discussed in this paragraph. Since June 30, 2000, the Company's Consolidated Fixed Charge Coverage Ratio has been below a ratio of two to one thereby potentially limiting the Company's ability to make any such restricted payments.

In May 2001, the Company purchased a total of $45.8 million principal amount of its Senior Notes for a cash price of $24.7 million plus accrued interest. The gain net of income taxes is approximately $10.2 million, which is reflected as an extraordinary item in the consolidated statement of operations.

The loan agreements for project-specific land, land development and construction loans are secured by a lien on the applicable residential development project or a specific unit under construction. Repayment of the loans are generally, due upon sale of the collateral property. The loans bear interest at annual variable rates ranging from prime minus 0.5% to prime plus 1.5% and fixed rates ranging from zero interest to 9.75%. Certain of the subsidiary credit facilities contain covenants that limit the subsidiaries' overall ratio of debt to tangible net worth, and other covenants including minimum tangible net worth, current ratio and interest coverage.

Since December 31, 2000, one of the Company's subsidiaries, Christopher Homes LLC, has not been in compliance with the minimum tangible net worth covenant of $15 million contained in its credit agreement. Currently, the lender has not declared a default as a result of this non-compliance with the net worth covenant. Christopher Homes is not in default of any of its payment obligations to the lender. The current principal amount outstanding to the lender is approximately $18.0 million. This amount is secured by a lien on the assets of Christopher Homes. The loan is not cross-collateralized by assets of the Company or any of the Company's other operating subsidiaries and no default in respect of the loan would, by reason of the default alone, cause a default in respect of any other loans to the Company or any of its subsidiaries. The Company is working with the lender to secure continued financing. No assurances can be given that the lender will agree to waive the effects of this non-compliance or that the lender will agree to continue to finance Christopher Homes.

The Company's mortgage subsidiary has two lines of credit outstanding for the purpose of originating loans. The lines of credit are secured by the mortgage loans held for sale and are repaid upon sale of the mortgage loans. These lines bear interest at variable rates ranging from 1.5% over the LIBOR rate to 1.5% over the Fed Funds rate based on the type of loan and lending requirements. The aggregate commitment available under these lines was $73.0 million with $12.0 million outstanding at June 30, 2001.

One of the Company's subsidiaries has a line of credit for the purpose of financing lumber yard inventory. The line of credit matures October 1, 2001 and bears interest at Prime minus 0.5%. At June 30, 2001, the total commitment available and outstanding is $2 million. This outstanding portion is included in "other loans" above. This loan was satisfied in connection with the sale of Whittaker Homes, which closed July 2, 2001 (See Note 10 - Subsequent Events). The inventory associated with this debt is included in assets held for sale (See
Note 9 - Asset Impairment Charges). The remainder of other loans consists primarily of debt financed corporate insurance policies, which bear interest at varying rates between 7.3% and 8.9%.

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


NOTE 6 - CONVERTIBLE PREFERRED STOCK

The Company has authorized 1 million shares of $.01 par value preferred stock. The following are the Company's classes and series of preferred stock, amounts designated, and amounts outstanding at June 30, 2001 and December 31, 2000:

      Class AAA cumulative convertible (rate of 9% per annum), 40,000 designated, 28,500 issued and outstanding ($28.5 million aggregate liquidation preference)
      Series C convertible, 70,000 designated, 0 and 2,433, respectively, issuable (see below)
      Series D convertible, 67,500 designated, 30,000 issued and 0 outstanding
          ($0 aggregate liquidation preference)
      Series E convertible (rate of 6%), 50,000 designated, 12,229 issued and outstanding ($1,222,900 aggregate liquidation preference)

In conjunction with the issuance of the Class AAA Preferred Stock, the Company also issued Supplemental Warrants. Subject to the stock price test described below, the Supplemental Warrants become exercisable in part at an exercise price of $0.01 per share of common stock on September 30, 2001 and expire on March 31, 2004. The number of shares of common stock issuable pursuant to the Supplemental Warrants was originally subject to adjustment depending upon the 60 day average closing price of the common stock between the period from September 30, 2001 and September 30, 2003. If during such period the closing price remains greater than $48.00 per share, no shares would be issuable pursuant to the Supplemental Warrants. If during such period the closing price was $48.00 per share or less, the number of shares of common stock issuable upon the exercise of the Supplemental Warrants could be adjusted, up to five times per year, in accordance with the following table:

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

By agreement dated July 31, 2001, the Company and the holders of the Supplemental Warrants agreed to amend the Supplemental Warrant Agreement to adjust the number of common shares issuable upon the exercise of the Supplemental Warrants to provide that each Supplemental Warrant shall, at all times during which such Supplemental Warrant shall be exercisable, be exercisable for the purchase of one share of common stock unless the price of the common stock as of September 30, 2001 exceeds $8.00 per share in which case the number of Supplemental Warrants shall be determined in accordance with the stock price test described above. The Company and the holders of the Supplemental Warrants also agreed to clarify the application of the Registration Rights agreement to recognize a recent transfer by Prometheus of a portion of the Class AAA Preferred Stock and Supplemental Warrants.

By a letter of agreement dated March 29, 2001, the warrant holder and the Company agreed to amend the Supplemental Warrants to limit the number of Supplemental Warrants which may be exercised prior to the "Extended Exercise Date" to a number equal to the number of shares of common stock of the Company which would not cause the holder of the warrants or any "group" of which such holder is a member to be deemed beneficially to own 50% or more of the aggregate voting power of the common equity of the Company. The Extended Exercise Date is the first to occur of (a) January 2, 2002, (b) the day preceding the day on which any "Event of Default" under the Senior Note Indenture occurs, (c) the day on which such Senior Note Indenture ceases to require the Company to make a "Change of Control Offer" upon the occurrence of a "Change of Control", or (d) the tenth day prior to the record date for taking certain actions by stockholders of the Company; provided that in no event shall the Extended Exercise Date be earlier than September 30, 2001. Based upon the amendment to the Supplemental Warrants, unless the obligation under the Senior Note Indenture to make a "Change of Control Offer" following a change of control is removed (whether by amendment, waiver, payment of the Senior Notes, or otherwise) or the Supplemental Warrants are further amended, Change of Control would be deemed to occur by no later than 60 days prior to January 2, 2002 and the Company would be required to commence to make a "Change of Control Offer" by no later than 30 days prior to January 2, 2002.

Under the terms of the Class AAA Preferred Stock, the Company is obligated to pay, on a quarterly basis, a 9% annual dividend. Due to the potential applicability of certain restrictions in the Senior Note Indenture, the dividends due for the four quarters ended June 30, 2001, were not paid and are included in accrued expenses. (See Note 5 - Notes and Mortgages Payable)

The Series C Preferred Stock (2,433 shares as of December 31, 2000) was treated as outstanding for the purpose of calculating earnings per share as of June 30, 2001. Although the shares are treated as outstanding for record keeping purposes they would only have been legally outstanding upon issuance. No shares remain issuable as of June 30, 2001.

Please refer to the Company's financial statements as reported on Form 10-K for the year ended December 31, 2000 (Note 9- Shareholders' Equity) for further information on the classes and terms of preferred stocks and warrants.

NOTE 7 - INCOME/(LOSS) PER SHARE

The following table reconciles the numerators (income) and the denominators (shares) used to calculate the basic and diluted loss per-share (in thousands):

                                                           For the three months ended     For the six months ended
                                                                     June 30,                      June 30,
                                                                  2001           2000           2001           2000
                                                                  ----           ----           ----           ----

(Loss)/income before extraordinary item                    $    (7,180)   $     2,146    $    (6,872)   $     2,779
Extraordinary gain on debt extinguishments, net of
income taxes                                                    10,210              0         10,210              0
                                                           -----------    -----------    -----------    -----------
Net income                                                 $     3,030    $     2,146    $     3,338    $     2,779

Less preferred stock dividends                             $      (633)          (667)        (1,300)        (1,334)
                                                           -----------    -----------    -----------    -----------

(Loss)/income before extraordinary item applicable to
common shareholders, basic and diluted                     $    (7,813)   $     1,479    $    (8,172)   $     1,445
                                                           ===========    ===========    ===========    ===========
Net income applicable to common shareholders, basic and
diluted                                                    $     2,397    $     1,479    $     2,038    $     1,445
                                                           ===========    ===========    ===========    ===========

BASIC EPS
(Loss)/income before extraordinary item applicable to
common shareholders                                        $    (7,813)   $     1,479    $    (8,172)   $     1,445
Extraordinary gain on debt extinguishments, net of
income taxes                                                    10,210              0         10,210              0
                                                           -----------    -----------    -----------    -----------
Net income applicable to common shareholders               $     2,397    $     1,479    $     2,038    $     1,445

Weighted average number of common shares outstanding         3,102,207      3,071,525      3,099,744      3,064,980

(Loss)/income per share before extraordinary item, basic   $     (2.52)   $      0.48    $     (2.64)   $      0.47
Extraordinary gain on debt extinguishments, net of
income taxes                                                      3.29           0.00           3.29           0.00
                                                           -----------    -----------    -----------    -----------
Net Income per share, basic                                $      0.77    $      0.48    $      0.66    $      0.47
                                                           ===========    ===========    ===========    ===========

DILUTED EPS
(Loss)/income before extraordinary item applicable to
common shareholders,                                       $    (7,813)   $     1,479    $    (8,172)   $     1,445
Extraordinary gain on debt extinguishments, net of
income taxes                                                    10,210              0         10,210              0
                                                           -----------    -----------    -----------    -----------
Net income applicable to common shareholders               $     2,397    $     1,479    $     2,038    $     1,445

Weighted average number of common shares outstanding         3,102,207      3,071,525      3,099,744      3,064,980
Effect of dilutive securities:
    Preferred stock                                                  0         84,897          2,218         98,770
    Common Stock Warrants                                    5,937,500              0      5,937,500              0
    Options                                                          0              0              0              0
                                                           -----------    -----------    -----------    -----------
Weighted avg. no. of common shares outstanding, diluted      9,039,707      3,156,422      9,039,462      3,163,750
                                                           ===========    ===========    ===========    ===========

(Loss)/income per share before extraordinary item,
diluted                                                    $     (0.86)   $      0.47    $     (0.90)   $      0.46
Extraordinary gain on debt extinguishments, net of
income taxes                                                      1.13           0.00           1.13           0.00
                                                           -----------    -----------    -----------    -----------
Net income per share, diluted                              $      0.27    $      0.47    $      0.23    $      0.46
                                                           ===========    ===========    ===========    ===========

The following common stock equivalents of the Company's various classes of preferred stock were not included in the computation of diluted earnings per share because the effect of adding back the related dividends and weighted average common shares would be antidilutive:

                                                                      Potential Common Stock       Potential Common Stock
                                                                      ----------------------       ----------------------
                      Outstanding at      Convertible into Common       outstanding, three         outstanding, six months
                      ---------------     ------------------------      -------------------        -----------------------
                         June 30,           Shares as of June 30,      months ended June 30,            ended June 30,
                         --------           ---------------------      ---------------------            --------------
  Class/ Series         2001        2000        2001          2000          2001          2000          2001            2000
         ------         ----        ----        ----          ----          ----          ----          ----            ----
  Class AAA           28,500      28,500    1,187,500     1,187,500    1,187,500     1,187,500     1,187,500       1,187,500
  Series E            12,229      12,229       30,573        30,573       30,573        35,595        30,573          41,100
  Warrants         5,937,500           0    5,937,500             0     Dilutive           N/A      Dilutive             N/A


NOTE 8 - SALE OF ASSETS

On February 28, 2001, the Company sold the assets of Brookstone for approximately $4.1 million in cash and the assumption of existing debt. No gain or loss was recorded as the assets were carried in the balance sheet at fair value less costs to sell at December 31, 2000.

In May of 2001 the Company closed on the sale of Fortress Florida to a company owned by D R Horton, Inc. The purchase price was approximately $28.0 million in cash before closing costs and the assumption of the existing debt. The Company recognized a pretax gain of approximately $1.8 million. The operating revenues for Fortress Florida during the three months ended June 30, 2001 and 2000 were approximately $7.1 million and $23.0 million, respectively and for the six-month period were approximately $24.7 million and $48.3 million, respectively. The income for Fortress Florida during the three months ended June 30, 2001 and 2000 were approximately $0.3 million and $1.3 million, respectively and for the six-month period were approximately $1.2 million and $2.6 million, respectively.


NOTE 9 - ASSET IMPAIRMENT CHARGES

During the second quarter of 2001, the Company decided to sell its lot position in selected communities and as such, reclassified these assets from inventory to assets held for sale. As a result, the Company evaluated its carrying value in these assets, and recognized an asset impairment charge of approximately $4.2 million. These charges have been included in the Company's determination of homebuilding (loss)/income before taxes.

During the second quarter of 2001, the Company negotiated to sell its Whittaker subsidiary. Based on the sales price, the Company recognized an impairment charge of $13.8 million against the assets of Whittaker, including approximately $9.4 million in goodwill. The remaining written-down assets of Whittaker are shown as of June 30, 2001 on the balance sheet as "Assets held for sale". The sale of Whittaker closed on July 2, 2001 (See Note 10 - Subsequent Events).


NOTE 10 - SUBSEQUENT EVENTS

In July of 2001 the Company closed on the sale of the assets of its subsidiary Whittaker Homes to Whittaker Builders, Inc. The purchase price was approximately $51.4 million, which included $11.8 million in cash before closing costs and the assumption of the subsidiary's existing debt. The operating revenues for Whittaker Homes during the three months ended June 30, 2001 and 2000 were approximately $15.3 million and $22.2 million, respectively, and for the six-month period were approximately $28.9 million and $37.1 million, respectively. The (loss)/income before impairment charges for Whittaker Homes during the three months ended June 30, 2001 and 2000 were approximately $(0.3) million and $1.4 million, respectively and for the six-month period were approximately $(0.9) million and $1.9 million, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following table sets forth for the periods indicated certain items of the Company's consolidated results of operations and those results as a percentage of the Company's total revenues (dollars expressed in thousands) and its segment revenues:

                                                           For the Three Months             For the Three Months
                                                            Ended June 30, 2001             Ended June 30, 2000
                                                            -------------------             -------------------
                                                                       % of       % of                 % of       % of
                                                                      Total    Segment                Total    Segment
                                                                      -----    -------                -----    -------
Total revenues                                           $144,585    100.0%               $171,107   100.0%

Homebuilding revenues                                     143,190     99.0%     100.0%     169,903    99.3%     100.0%
Gross profit                                               23,106     16.0%      16.1%      24,790    14.5%      14.6%
Operating expenses                                         37,981     26.3%      26.5%      20,981    12.3%      12.3%
Homebuilding (loss)/income before taxes                  (14,182)    (9.8%)       0.5%       3,672     2.1%       2.2%

Financial services revenues                                 1,395      1.0%     100.0%       1,204     0.7%     100.0%
Financial services expenses                                 1,137      0.8%      81.5%       1,240     0.7%     103.0%

Financial services income/(loss) before taxes                 258      0.2%      18.5%        (36)     0.0%     (3.0%)

Gain on sale of subsidiaries                                1,755      1.2%
(Loss)/income before taxes and extraordinary item        (12,169)    (8.4%)                  3,636     2.1%
Extraordinary gain on debt extinguishments, net of
income taxes                                               10,210      7.1%                      0
Net income                                                  3,030      2.1%                  2,415     1.3%



                                                            For the Six Months               For the Six Months
                                                            Ended June 30, 2001             Ended June 30, 2000
                                                            -------------------             -------------------
                                                                       % of       % of                 % of       % of
                                                                      Total    Segment                Total    Segment
                                                                      -----    -------                -----    -------
Total revenues                                           $265,850    100.0%               $314,254   100.0%

Homebuilding revenues                                     263,433     99.1%     100.0%     311,663    99.2%     100.0%
Gross profit                                               42,102     15.8%      16.0%      45,052    14.3%      14.5%
Operating expenses                                         56,107     21.1%      21.3%      39,730    12.6%      12.7%
Homebuilding (loss)/income before taxes                  (13,623)    (5.1%)     (5.1%)       4,719     1.5%       1.5%

Financial services revenues                                 2,417      0.9%     100.0%       2,591     0.8%     100.0%
Financial services expenses                                 2,196      0.8%      90.9%       2,601     0.8%     100.4%

Financial services income/(loss) before taxes                 221      0.1%       9.1%        (10)     0.0%     (0.4%)

Gain on sale of subsidiaries                                1,755      0.7%
(Loss)/income before taxes and extraordinary item        (11,647)    (4.4%)                  4,709     1.5%
Extraordinary gain on debt extinguishments, net of
income taxes                                               10,210      3.9%                      0
Net income                                                  3,338      1.3%                  2,779     0.9%

CONSOLIDATED RESULTS OF OPERATIONS

COMPARISON OF THE COMPANY'S RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000.

HOMEBUILDING OPERATIONS

In order to be consistent with the Company's recent restructuring actions the following tables are presented to distinguish between the core and non-core operations. The core operations consist of a Western, Texas and Eastern Region, which operate in ten markets. The non-core operations consist of the Florida operation that was sold in May 2001, the Missouri operation that was sold in July 2001 and the Wisconsin operation that was sold in February 2001. Additional non-core operations include Christopher and Quail Homes operating in the Nevada and Oregon/Washington markets, respectively.

GENERAL

                                                           New Orders, Net              Backlog Units       Backlog $ in 000's
                                                           ---------------              -------------       ------------------
                                                   Three months    Six months ended     As of June 30,        As of June 30,
                                                  ended June 30,       June 30,

     Market(s)                                     2001     2000     2001     2000      2001     2000         2001         2000
     ---------                                     ----     ----     ----     ----      ----     ----         ----         ----

     Denver                                         129       75      254      163       341      248     $101,665      $82,532
     Fort Collins                                    20       35       78       58        86       51       28,912       15,999
     Tucson                                          39       31       99       66        55       31        7,270        3,497
                                                    ---      ---    -----    -----     -----    -----     --------     --------
             Western Region (Genesee)               188      141      431      287       482      330      137,847      102,028
                                                    ---      ---    -----    -----     -----    -----     --------     --------
     Austin                                          31      114      112      236       167      200       39,446       39,437
     San Antonio                                     36       21       78       66        42       24        9,146        4,939
                                                    ---      ---    -----    -----     -----    -----     --------     --------
              Texas Region (Wilshire)                67      135      190      302       209      224       48,592       44,376
                                                    ---      ---    -----    -----     -----    -----     --------     --------
     Charlotte/Charleston (Galloway)                117      126      259      268       203      222       31,426       32,879
     Philadelphia/Atlantic City (Iacobucci)          54       38      124       94        89       75       19,629       16,326
     Raleigh (Sunstar)                               80       30      152       68       110       56       19,689       11,417
                                                    ---      ---    -----    -----     -----    -----     --------     --------
                  Eastern region                    251      194      535      430       402      353       70,744       60,622
                                                    ---      ---    -----    -----     -----    -----     --------     --------
            Subtotal - core operations              506      470    1,156    1,019     1,093      907      257,183      207,026
     Non-core operations                            213      402      675      823       252      615       59,785      118,608
                                                    ---      ---    -----    -----     -----    -----     --------     --------
                       Total                        719      872    1,831    1,842     1,345    1,522     $316,968     $325,634
                                                    ---      ---    -----    -----     -----    -----     --------     --------

The Company achieved net new orders of 719 and 1,831 homes for the three and six months ended June 30, 2001, compared to 872 and 1,842 homes for the same periods in 2000, a decrease of 17.5% for the three month period and a decrease of 0.6% for the six month period. The decrease for both periods was affected by the Company's decision in the first quarter of 2001 to exit certain markets (See Notes 8 and 9 - Sale of Assets and Asset Impairment Charges). New orders for the core operations for the three-month period increased by 7.7% and by 13.4% for the six-month period. Generally, the markets where the Company has maintained or increased its asset concentration have improved new order activity year over year, with the exception of the Austin market. Austin was effected in the second quarter by the delay in opening new communities and by local economic factors. Since the end of May sales have increased each month and new communities have increased by 40%. The strengthening of the majority of the Company's markets was due in part, we believe, to the opening of new communities in several locations, an improved land position and product improvement.

The Company has a combined backlog of 1,345 homes, with a dollar value of $317.0 million at June 30, 2001, as compared to 1,522 homes, with a dollar value of $325.6 million at June 30, 2000. This represents an 11.6% decrease in backlog units and a 2.6% decrease in backlog value. The majority of the overall unit backlog decrease was offset by a 10.3% increase of the average sales price of homes in backlog, from $214,000 at June 30, 2000 to $236,000 at June 30, 2001. The mix of backlog was greatly affected by our Colorado division. In Denver and Fort Collins where our average sales price is the second highest in the

Company, we experienced a year over year increase in backlog of 128 units (43%) which represented a 12.2% increase in the overall backlog mix. Additionally, the decrease of backlog units is due to the Company's decision to exit certain markets noted above. Excluding these markets and other non-core operations, the backlog units from core operations increased by 20.5% and the backlog value increased by 24.2%.

REVENUES

                                                               Closings                               Closings $ in 000's
                                                               --------                               -------------------
                                                    Three months     Six months ended     Three months ended       Six months ended
                                                   ended June 30,        June 30,              June 30,                June 30,
     Market                                        2001      2000      2001      2000        2001        2000       2001        2000
     ------                                        ----      ----      ----      ----        ----        ----       ----        ----

     Denver                                          78        50       119        78     $25,536     $18,120    $38,357     $30,584
     Fort Collins                                    34        24        56        48      11,958       6,796     19,180      13,291
     Tucson                                          36        28        56        40       4,521       3,185      7,017       4,482
                                                    ---       ---     -----     -----    --------    --------   --------    --------
             Western Region (Genesee)               148       102       231       166      42,015      28,101     64,554      48,357
                                                    ---       ---     -----     -----    --------    --------   --------    --------
     Austin                                          63       116       137       236      13,707      19,353     28,821      40,701
     San Antonio                                     27        32        45        77       5,707       6,041      9,211      14,687
                                                    ---       ---     -----     -----    --------    --------   --------    --------
              Texas Region (Wilshire)                90       148       182       313      19,414      25,394     38,032      55,388
                                                    ---       ---     -----     -----    --------    --------   --------    --------
     Charlotte/Charleston (Galloway)                113       120       190       214      16,610      18,410     28,146      32,889
     Philadelphia/Atlantic City (Iacobucci)          57        40       109        68      15,939       8,316     28,087      14,654
     Raleigh (Sunstar)                               57        43       104        74      10,530       9,296     18,670      17,072
                                                    ---       ---     -----     -----    --------    --------   --------    --------
                  Eastern region                    227       203       403       356      43,079      36,022     74,903      64,615
                                                    ---       ---     -----     -----    --------    --------   --------    --------
            Subtotal - core operations              465       453       816       835     104,508      89,517    177,489     168,360
     Non-core operations                            169       396       394       738      38,682      80,386     85,944     143,303
                                                    ---       ---     -----     -----    --------    --------   --------    --------
                       Total                        634       849     1,210     1,573    $143,190    $169,903   $263,433    $311,663
                                                    ---       ---     -----     -----    --------    --------   --------    --------

Homebuilding revenues for the second quarter of 2001 were $143.2 million, as compared to $169.9 million for the same period of 2000, representing a decrease of 15.7%. Excluding the non-core operations discussed previously homebuilding revenues increased approximately $15.0 million (16.7%) quarter over quarter. In addition, fewer new orders in recent quarters resulted in fewer homes closed in the second quarter of 2001 (634) versus the second quarter of 2000 (849), a decrease of 25.3%. Partially offsetting this volume decrease was an increase in the average price of a home closed from $196,100 to $219,200 (11.8%). While several of the Company's markets experienced increases in average prices, the Denver and Philadelphia markets contributed most significantly, due to their large increase (15.6%) in the volume mix of homes closed. The homes in these markets are significantly higher-priced than our other markets, with the exception of Las Vegas. For the six-month period, homebuilding revenues were $263.4 million, a 15.5% decrease from the $311.7 million reported for the same period last year. Approximately $40.7 million of the decrease was attributable to dispositions during the first and second quarter of 2001. Also, the decrease reflects a 23.1% decrease in the number of homes closed from 1,210 in the six month period ending June 30, 2001 versus 1,573 in the comparable period of 2000, offset by a 9.0% increase in the average price of the homes closed (approximately $212,100 versus $194,600). The Denver and Philadelphia markets contributed most significantly, due to their large increase (13.2%) in the volume mix of homes closed.

GROSS PROFIT

Gross profit for the quarter ended June 30, 2000 was $23.1 million, as compared to $24.8 million for the comparable period of 2000. However the Company's gross profit margins increased from 14.6% of homebuilding revenues to 16.1% for the same periods. The majority of the Company's divisions had increases in their gross profit margins. For the six month period ended June 30, 2001 gross profit decreased 6.7% to $42.1 million from $45.1 million last year. However the Company's gross profit margins increased from 14.5% of homebuilding revenues to 16.0% for the same periods.

OPERATING EXPENSES

Operating expenses (including selling, general and administrative, asset impairment charges, and goodwill amortization) for the quarters ended June 30, 2001 and 2000 were $38.0 million (26.5% of homebuilding revenue) and $21.0 million (12.3% of homebuilding revenue), respectively. For the six month period ended June 30, 2001 and 2000, total operating expenses were $56.1 million (21.3% of revenue) and $39.7 million (12.7% of revenue). The Company recognized $18.0 million in asset impairment charges during the three months ended June 30, 2001 for several of its subsidiaries (See Notes 8 and 9 - Sale of Assets and Asset Impairment Charges). Excluding the effect of these charges, total operating expenses for the three months ended June 30, 2001 and 2000 would have been $20.0 million (13.9% of revenue) and $21.0 million (12.3% of revenue), respectively and for the six months ended June 30, 2001 and 2000 would have been $38.1 million (14.5% of revenue) and $39.7 million (12.7% of revenue), respectively.

Selling expenses decreased to $11.2 million from $11.6 million for the quarter ended June 30, 2001 and for the same period of 2000. However, given the decreased revenue for the quarter, this resulted in selling expenses as a percent of homebuilding revenue increasing from 6.8% to 7.8%. For the six-month period selling expenses decreased to $21.0 million (8.0% of revenue) as compared to $21.3 million (6.8% of revenue) for the same period of 2000. The decrease in absolute dollar amounts for the three-month and six-month period was due primarily to previously discussed dispositions.

General and administrative expenses decreased to $8.2 million (5.8% of homebuilding revenue) for the second quarter of 2001, as compared to $8.8 million (5.2% of homebuilding revenue) for the second quarter of 2000. For the six-month period, general and administrative expenses were $16.1 million (6.1% of revenue) as compared to $17.1 million (5.5% of revenue) in 2000. The decrease in absolute dollar amounts due to the three-month and six-month 2000 dispositions was offset by increased expenditures within ongoing operations. This is a seasonal trend consistent with prior years.

HOMEBUILDING PRETAX

Homebuilding pretax (loss)/income for the second quarter of 2001 was ($14.2) million or (9.9%) of homebuilding revenues as compared to $3.7 million or 2.2% of homebuilding revenues for the second quarter of 2000. For the six-month period homebuilding pretax (loss)/income declined to ($13.6) million in 2001 or (5.2%) of homebuilding revenues from $4.7 million or 1.5% in 2000. Excluding the impact of asset impairment charges taken, as previously noted, homebuilding pretax income would have been $3.8 million for the three-month period and $4.4 million for the six-month period ended June 30, 2001. Reduced volume in 2001 due to the Company's dispositions and 2000 quarters declines in new orders within ongoing operations were the key factors affecting the decline in earnings before asset impairment charges for both the second quarter of 2001 as well as the six-month period ended June 30, 2001.

FINANCIAL SERVICES OPERATIONS

Revenue for the three months ended June 30, 2001 increased 16.7% to $1.4 million from $1.2 million for the comparable period of 2000 due to increased values for servicing loans and increased loan sales. These revenues decreased 7.7% to $2.4 million from $2.6 million for the six-month period. The majority of this decrease is attributable to declines in homebuilding revenues noted above. Expenses for the three months ended June 30, 2001 decreased 8.3% to $1.1 million, as compared to $1.2 million for the same period of 2000. Included in these expenses was a $0.3 million reduction of net interest expense. These expenses decreased 15.4% to $2.2 million from $2.6 million for the six-month period. Included in these expenses was a $0.7 million reduction of net interest expense.

For the three-month period ended June 30, 2001 financial services pretax profit increased to $258,000 from a loss of $36,000 for the comparable period of 2000. Financial services pretax profit of $221,000 for the six-month period ended June 30, 2001 increased from a loss of $10,000 for the comparable period of 2000. The profit increase resulted primarily from the decreases in general and administrative expenses year over year.

The declining loan volume, due to lower closing activity generated by the homebuilding segment, was offset by improving margins and a reduction of operating expenses. These factors have allowed Fortress Mortgage's operating results to increase year-over-year. The capture rates (the percentage of the Company's home closings financed by loans originated by the Fortress Mortgage) for the markets served by the mortgage company for the three months ended June 30, 2001 and 2000 were 52.8% and 54.5%, respectively. The capture rates for the markets served by the mortgage company for the six months ended June 30, 2001 and 2000 were 50.4% and 55.9%, respectively. The capture rate of homes in backlog at June 30, 2001 was 62.5%. Currently, Fortress Mortgage serves all of the Company's homebuilding markets with the exception of Las Vegas, Portland and Washington State, which are all non-core operations.

ASSET IMPAIRMENT CHARGES

During the second quarter of 2001, the Company decided to sell its lot position in selected communities and as such, reclassified these assets from inventory to assets held for sale. As a result, the Company evaluated its carrying value in these assets, and recognized an asset impairment charge of approximately $4.2 million, in accordance with Statement of Financial Accounting Standard No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The fair value was based on the Company's analysis as to the market value of the lots in their "as is" state. The assets involved include raw but entitled land. Based on the analysis of the fair value, the Company recognized asset impairment charges (See Note 9 - Asset Impairment Charge), which have been included in the Company's determination of homebuilding income before taxes.

During the second quarter of 2001, the Company negotiated to sell its Whittaker subsidiary. Based on the sales price, the Company recognized an impairment charge of $13.8 million against the assets of Whittaker, including approximately $9.4 million in goodwill. The remaining written-down assets of Whittaker are shown as of June 30, 2001 on the balance sheet as "Assets held for sale". The sale of Whittaker closed on July 2, 2001 (See Note 10 - Subsequent Events).

GAIN ON SALE OF SUBSIDIARIES

On February 28, 2001, the Company sold the assets of Brookstone for approximately $4.1 million in cash and the assumption of existing debt. No gain or loss was recorded as the assets were carried in the balance sheet at fair value less costs to sell at December 31, 2000. (See Note 8 - Sale of Assets).

In May of 2001 the Company closed on the sale of Fortress Florida to a company owned by D R Horton, Inc. The purchase price was approximately $28.0 million in cash before closing costs and the assumption of the existing debt. The Company recognized a pretax gain of approximately $1.8 million. The operating revenues for Fortress Florida during the three months ended June 30, 2001 and 2000 were approximately $7.1 million and $23.0 million, respectively and for the six-month period were approximately $24.7 million and $48.3 million, respectively. The income for Fortress Florida during the three months ended June 30, 2001 and 2000 were approximately $0.3 million and $1.3 million, respectively and for the six-month period were approximately $1.2 million and $2.6 million, respectively. (See Note 8 - Sale of Assets).

EXTRAORDINARY ITEM

During the second quarter 2001 the Company purchased a total of $45.8 million principal amount of its Senior Notes for a cash price of $24.7 million plus accrued interest. The net after tax gain resulting from this transaction was $10.2 million. (See Note 5 - Notes and Mortgages Payable).

NET INCOME/(LOSS) AND NET INCOME/(LOSS) PER SHARE

Due to the previously described factors, primarily the asset impairment charges, the sale of a subsidiary, the extraordinary item and the income tax effect thereof, net income for the three months ended June 30, 2001 was $3.0 million, as compared to net income of $2.1 million in the same period of 2000. For the six-month period ended June 30, 2001, net income was $3.3 million, a $0.5 million increase from the same period a year ago. Excluding the impact of the impairment charges, the sale of a subsidiary and the extraordinary item noted above, net income for the six-months ended June 30, 2001 would have been approximately $2.7 million.

Net income per common share for the quarter ended June 30, 2001, were $0.77 and $0.27, on a basic and diluted basis, respectively. For the comparable period of 2000, income per share on a basic and diluted basis was $0.48 and $0.47, respectively. Net income per share for the six-month period ended June 30, 2001, was $0.66 and $0.23, on a basic and diluted basis, respectively. For the comparable period of 2000 net income per share was $0.47 and $0.46 on a basic and diluted basis, respectively.

(Loss)/income per share before extraordinary item, on a diluted basis, was $(0.90) for the six-months ended June 30, 2001 compared with $0.46 for 2000. Excluding the effect of the asset impairment charges and the sale of subsidiaries, the Company's net income per share before extraordinary item, on a diluted basis, would have been $0.16 for 2001. Diluted net income per share was affected by the decline in net income noted above and by preferred dividends and the number of convertible preferred shares included in the calculation of net income per share noted below. (See Note 7 - Income/(Loss) Per Share).

EBITDA

Earnings before interest, taxes, depreciation and amortization (EBITDA) decreased to $13.5 million (9.3% of revenue) for the three months ended June 30, 2001, as compared to $13.9 million (8.1% of revenue) for the same period in 2000. For the six-month period EBITDA decreased to $22.6 million (8.5%) of revenue) from $23.7 million (7.5% of revenue) for the same period in 2000. The increase in the EBITDA operating margins reflects increases in gross margins offset by higher operating expense percentage due to lower revenue volume. EBITDA is provided as a supplemental measurement of the Company's operating performance. EBITDA does not represent cash flows from operations as defined by GAAP and should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. In addition, EBITDA measures presented by the Company may not be comparable to other similarly titled measures of other companies.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operating activities involve several components, principally home construction, land development, and mortgage loan origination for home purchasers. During the six months ended June 30, 2001, the Company's operating activities, taken in the aggregate, utilized approximately $44.2 million of cash. This cash utilization was primarily the result of increases in inventories of approximately $54.0 million, primarily from core operations, which is consistent with the Company's growth in its backlog since year-end and the seasonal nature of the homebuilding industry. Partially offsetting the inventory increase was a decrease in construction liabilities of approximately $5.8 million and depreciation and amortization charges of approximately $4.0 million.

The Company's investing activities provided approximately $28.2 million in cash, due primarily to the sale of two subsidiaries for approximately $30.9 million. Additional funds were provided from investments in land joint ventures of approximately $0.4 million. These inflows of cash were partially offset by purchases of property and equipment totaling approximately $3.0 million.

Financing activities provided $15.9 million of cash flow. $43.4 million was provided from net borrowings under notes and mortgages payable, which were used to finance the buildup of inventory. Offsetting these increased borrowings was the $27.5 million repurchase of the Senior Notes.

In July of 2001 the Company closed on the sale of the assets of its subsidiary Whittaker Homes to Whittaker Builders, Inc. The purchase price was approximately $51.4 million, which included $11.8 million in cash before closing costs and the assumption of the subsidiary's existing debt. The operating revenues for Whittaker Homes during the three months ended June 30, 2001 and 2000 were approximately $15.3 million and $22.2 million, respectively and for the six-month period were approximately $28.9 million and $37.1 million, respectively. The (loss)/income before impairment charges for Whittaker Homes during the three months ended June 30, 2001 and 2000 were approximately $(0.3) million and $1.4 million, respectively and for the six-month period were approximately $(0.9) million and $1.9 million, respectively.

The Planning Committee continues to evaluate various strategic alternatives, which among other options may include the sale or liquidation of other homebuilding divisions. On August 8, 2001 the Company announced an agreement to sell all of the assets of Christopher Homes.

The Company regularly refinances existing loan agreements and executes new loan agreements. Approximately $330.0 million of homebuilding-related secured lending facilities were in place at the subsidiary level at June 30, 2001. Under these credit facilities, the Company has borrowed $193.0 million at June 30, 2001. The total amount available under these commitments varies based on individual loan covenants and inventory levels.

Under the terms of the Company's Senior Note Indenture, the Company's ability to incur new debt, beyond existing secured debt amounts, is limited to $50 million of new debt incurrence, if the Company's Consolidated Fixed Charge Coverage Ratio (as defined in the Indenture) is below a ratio of 2 to 1. Since June 30, 2000, and as of June 30, 2001, the Company's Consolidated Fixed Charge Coverage Ratio was below 2 to 1 and the Company is limiting new incurrence of indebtedness in accordance with the Indenture's terms. The Company does not believe that this limitation will have a material adverse effect on its ability to continue to finance it inventories and operations, for the foreseeable future. (See Note 5 - Notes and Mortgages Payable).

As of June 30, 2001 the Company had cash and cash equivalents on hand of $7.3 million. The Company believes that funds available through the existing credit facilities coupled with the cash on hand and cash generated through operations should be adequate for the anticipated cash needs for the foreseeable future. However, there can be no assurances that any current working capital lender will agree to renew or extend its existing facility or, if renewed, that such renewal or extension would be on similar or more advantageous terms. No assurances can be given that, in the event any current working capital lender declines to renew its facility, the Company would be able to replace such facility on similar or more advantageous terms.

Since December 31, 2000, one of the Company's subsidiaries, Christopher Homes LLC, has not been in compliance with the minimum tangible net worth covenant of $15 million, contained in its credit agreement. Currently, the lender has not declared a default as a result of this non-compliance with the net worth covenant. Christopher Homes is not in default of any of its payment obligations to the lender. The current principal amount outstanding to the lender is approximately $18.0 million. This amount is secured by a lien on the assets of Christopher Homes. The loan is not cross-collateralized by assets of the Company or any of the Company's other operating subsidiaries and no default in respect of the loan would, by reason of the default alone, cause a default in respect of any other loans to the Company or any of its subsidiaries. The Company is working with the lender to secure continued financing. No assurances can be given that the lender will agree to waive the effects of this non-compliance or that the lender will agree to continue to finance Christopher Homes.

At June 30, 2001, the Company had 4,886 lots in inventory beyond those already in backlog. This represents, in the aggregate, an estimated eighteen-month supply of land based on sales absorption rates for the first six months of 2001. One of the Company's operating strategies is to keep a relatively low supply of finished lots and lots under development in order to manage and minimize risk associated with land ownership. The Company utilizes land options and investments in land limited partnerships as methods of controlling and subsequently acquiring land. In markets where lot options are not readily available to meet its needs, the Company is pursuing additional off-balance sheet arrangements to reduce its economic risk. The Company plans to continue these practices and expects to exercise, subject to market conditions, substantially all of its option contracts. At June 30, 2001, the Company had an additional 6,344 lots under option representing an additional 20-month supply of land based on the same absorption rates as above.

The Company may experience a change of control (as defined in the Senior Note Indenture) in 2001 as a result of the Supplemental Warrants becoming exercisable. See "Risk Factors - Potential Obligation to Make Change in Control Offer," in the Company's Annual Report on Form 10-K and "Supplemental Warrants" on page 21. The Company's liquidity position could be materially and adversely affected if it becomes obligated to make a change in control offer to redeem the Senior Notes. The Company's ability to satisfy its obligations in such circumstances will depend upon its ability to raise capital or sell assets in a timely manner.

In July 2001, the Financial Accounting Standards Board issued Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (FAS 142). Under FAS 142, goodwill and indefinite lived intangible assets with a finite life will no longer be amortized beginning January 1, 2002 but will be reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives (but with no maximum life). The Company is currently evaluating the impact of adopting FAS 142 on its 2002 financial statements, after taking into consideration the sale of certain subsidiaries that occurred in 2001.

On April 5, 2001, Nasdaq notified the Company that its common stock had failed to maintain a minimum market value of public float of $5 million over the preceding thirty consecutive trading days and that the Company's common stock would be delisted if the Company is unable to demonstrate on or before July 5,

2001 that its common stock has maintained a minimum market value of public float for a minimum of ten consecutive trading days before such date. On July 6, 2001 the Company received notice of delisting. In response to the Nasdaq's notification the Company has filed an appeal, which stays the delisting until the appeal is decided. The appeal will be heard on August 24, 2001. The Company intends to take all reasonable measures to preserve its Nasdaq listing, but there can be no assurance of success due to the limited ability of the Company to control the market price of its securities. In the event that the Company fails to meet the listing criteria, the Company's securities will no longer be traded on the Nasdaq National Market. Subsequently, if its securities are not accepted for inclusion in the Nasdaq SmallCap Market, quotes for its shares would be available on the OTC Bulletin Board. In the event that the Company's securities are no longer traded on the Nasdaq National Market, the market value of the Company's securities could be materially adversely affected.

FAILURE TO MAKE PAYMENTS ON PREFERRED STOCK

The Company's Senior Note Indenture (the "Indenture") places certain restrictions if the Company's Consolidated Fixed Charge Coverage Ratio (basically EBITDA to interest incurred for the Company and its Restricted Subsidiaries (as defined in the Indenture)) is below a ratio of two to one (the "Coverage Test"). As a result, this Indenture also restricts, and under certain conditions prevents, certain payments, including the payment of dividends and the repurchase or redemption of the Company's stock (the "Restricted Payments Covenant"), based in part on the Coverage Test. Since June 30, 2000, the Company did not meet the Coverage Test threshold thereby potentially limiting the Company's ability to make payments under the Restricted Payments Covenant.

The Company has not made its quarterly dividend payments since June 30, 2000 on 28,500 shares of its outstanding Class AAA 9% Preferred Stock, with an aggregate liquidation preference of $28,500,000. The total amount of the dividends accrued as of June 30, 2001 is approximately $2.7 million for the four quarters ended June 30, 2001, and has been included in accrued expenses. In addition, 600 shares of the Company's outstanding Series E Preferred Stock, with an aggregate liquidation preference of $60,000, became subject to mandatory redemption upon request of the holder, which request was exercised. The Company has not redeemed the Series E Preferred Stock. The Company did not pay the dividend on the Class AAA Preferred Stock or redeem the Series E Preferred Stock in order to avoid the possibility of violating the Restricted Payments Covenant.

Under the terms of the Class AAA Preferred Stock, if the Company fails to pay dividends on the Class AAA Preferred Stock, the holders of the Class AAA Preferred Stock are entitled to elect directors of the Company constituting a majority of the Company's board. This right matures once a Payment Default (as defined in the Class AAA Preferred Stock) is declared by the holders of the Class AAA Preferred Stock and continues until such time as the Company has (i) cured any and all Payment Defaults and (ii) paid dividends currently under the Class AAA Preferred Stock for four consecutive quarterly periods. On October 11, 2000, the Company received notice from the holders of the Class AAA Preferred Stock acknowledging that although the Company failed to pay the quarterly dividend due on October 2, 2000, the holders were not invoking their rights to declare a Payment Default at that time. The holders of the Class AAA Preferred Stock also expressly reserved and stated that they were not waiving any rights they may have against the Company.

SUPPLEMENTAL WARRANTS

By a letter of agreement dated March 29, 2001, the warrant holder and the Company agreed to amend the Supplemental Warrants to limit the number of Supplemental Warrants which may be exercised prior to the "Extended Exercise Date" to a number equal to the number of shares of common stock of the Company which would not cause such Warrant Holder, or any "group" of which the Warrant Holder is a member, to be deemed beneficially to own 50% or more of the aggregate voting power of the common equity of the Company. The Extended Exercise Date is the first to occur of (a) January 2, 2002, (b) the day preceding the day on which any "Event of Default" under the Indenture governing the Company's outstanding Senior Notes occurs, (c) the day on which such Indenture ceases to require the Company to make a "Change of Control Offer" upon the occurrence of a "Change of Control", or (d) the tenth day prior to the record date for taking certain actions by stockholders of the Company; provided that in no event shall the Extended Exercise Date be earlier than September 30, 2001. Based upon the amendment to the Supplemental Warrants, unless the obligation under the Senior Note Indenture to make a "Change of Control Offer" following a change of control is removed (whether by amendment, waiver, payment of the Senior Notes, or otherwise) or the Supplemental Warrants are further amended, Change of Control would be deemed to occur by no later than 60 days prior to January 2, 2002 the Company would be required to commence a "Change of Control Offer" no later than 30 days prior to January 2, 2002.

STATEMENT ON FORWARD-LOOKING INFORMATION

Certain information included in this report is "forward-looking" within the meaning of the Private Securities Litigation Reform Act of 1995. You can identify this information by use of words like "may,"

"will," "expect," "anticipate," "estimate," or "continue" or similar expressions. Such statements represent the Company's judgment and involve known and unknown risks, uncertainties and other factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. Such risks, uncertainties and other factors include, but are not limited to, fluctuations in interest rates, availability of raw materials and labor costs, levels of competition, housing demand in our markets, the effect of government regulation, the availability of capital, the potential delisting of the Company's stock, the price of the Company's common stock, weather conditions, changes in general economic conditions and other factors which may adversely effect The Fortress Group's operating results including earnings and/or those of acquired homebuilders or earnings per share.

PART II - OTHER INFORMATION

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company has not made its quarterly dividend payments since June 30, 2000 on 28,500 shares of its outstanding Class AAA 9% Preferred Stock, with an aggregate liquidation preference of $28,500,000. The total amount of the dividends accrued as of June 30, 2001 is approximately $2.7 million and has been included in accrued expenses. In addition, 600 shares of the Company's outstanding Series E Preferred Stock, with an aggregate liquidation preference of $60,000, became subject to mandatory redemption upon request of the holder, which request was exercised. The Company has not redeemed the Series E Preferred Stock. The Company did not pay the dividend on the Class AAA Preferred Stock or redeem the Series E Preferred Stock in order to avoid the possibility of violating the restricted payments covenant under the indenture.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The annual meeting of the common shareholders of the Company was held on May 23, 2001. The following item was submitted for approval and approved by the shareholders with the voting results as noted:

With respect to the election of the directors of the Company, all management nominees for the Common Directors of the Board of Directors were approved as solicited in the proxy.

The voting tabulation for each of common nominee was as follows:

                                                   For                 Withheld
                                                   ---                 --------
-------------------------------------------------------------------------------------
Richard Balzano                                 3,979,116              159,554
-------------------------------------------------------------------------------------
Thomas R. Kowalski                              3,979,116              159,554
-------------------------------------------------------------------------------------
Robert Short                                    3,981,116              157,554
-------------------------------------------------------------------------------------
George C. Yeonas                                3,981,116              157,554
-------------------------------------------------------------------------------------

Additionally, the holders of the Series AAA preferred stock reelected Richard
I. Gilchrist, Sandra A. Lamb and Andrew E. Zobler to the board of directors.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      EXHIBITS.

                  Number   Description
                  ------   -----------

                  2.9 Asset Purchase Agreement dated May 1, 2001, by and between D. R. Horton, Inc. and Registrant.


         (b)      REPORTS ON FORM 8-K.

                  Form 8-K, filed May 15, 2001, pursuant to Item 2, the disposition of the assets of the Company's subsidiary Fortress Florida.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   THE FORTRESS GROUP, INC.



Date:  August 14, 2001             By:     /S/ George C. Yeonas
       --------------------           ----------------------------------------
                                           George C. Yeonas
                                           Chief Executive Officer



Date:  August 14, 2001             By:     /S/ Jeffrey W. Shirley
       --------------------           ----------------------------------------
                                           Jeffrey W. Shirley
                                           Chief Financial Officer,
                                           And Principal Accounting Officer