Form 10-Q
period 2001-09-30
FORTRESS GROUP INC
filed 2001-11-14
CIK 1010607

                                UNITED STATES


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Quarterly Period Ended: September 30, 2001

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

         As of November 14, 2001, there were outstanding 3,112,438 shares of common stock, par value $.01, of the registrant.

                           THE FORTRESS GROUP, INC.

                       QUARTER ENDED SEPTEMBER 30, 2001



                                    INDEX

                                                                                              PAGE
                                                                                              ----
PART I - FINANCIAL INFORMATION

   Item 1.

           The Fortress Group, Inc.
                    Consolidated Balance Sheets (unaudited)                                     3
                    Consolidated Statements of Operations
                      (unaudited)                                                               4
                    Consolidated Statements of Cash Flows
                      (unaudited)                                                               6
                    Condensed Notes to Consolidated Financial Statements
                      (unaudited)                                                               7



   Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations                                        15

   Item 3. Quantitative and Qualitative Disclosures About
           Market Risk                                                                          24

PART II - OTHER INFORMATION

   Item 3. Default on Senior Securities                                                         24

   Item 6. Exhibits and Reports on Form 8-K.                                                    24
             (a)     Exhibits.
             (b)     Reports on Form 8-K.



SIGNATURES                                                                                      25

                           THE FORTRESS GROUP, INC.
                         CONSOLIDATED BALANCE SHEETS
               (Dollars in thousands, except per share amounts)

                                                              September 30,    December 31,
                                                                   2001          2000
                                                                   ----          ----
                                                                (unaudited)

                                     ASSETS
Cash and cash equivalents                                     $   14,083      $   7,412
Accounts and notes receivable                                      9,009         11,400
Real estate inventories                                          231,727        308,187
Assets held for sale (see Note 9)                                  5,159            825
Mortgage loans                                                    15,120         12,153
Property and equipment, net                                        7,265         11,032
Prepaid expenses and other assets                                 35,852         41,543
Goodwill, net                                                     14,661         29,015
                                                               ---------       --------

      Total assets                                              $332,876       $421,567
                                                               =========       ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued construction liabilities          $  23,878      $  31,056
Notes and mortgages payable                                      211,529        285,641
Accrued expenses                                                  17,356         18,526
Customer deposits                                                  6,188          8,998
                                                               ---------      ---------

      Total liabilities                                          258,951        344,221
                                                                 -------        -------

Shareholders' equity
    Preferred stock, all classes and series, $.01 par value,
      1 million authorized (See Note 6)                                1              1
    Common stock, $.01 par value, 99 million authorized,
      3,112,438 and 3,094,754 issued, respectively                    31             31
    Additional paid-in capital                                    52,343         52,559
    Retained earnings                                             22,800         26,005
    Treasury stock, at cost, 30,000 preferred shares              (1,250)        (1,250)
                                                               ----------     ---------

      Total shareholders' equity                                  73,925         77,346
                                                               ----------     ---------
      Total liabilities and shareholders' equity                $332,876       $421,567
                                                                 =======        =======









  The accompanying notes are an integral part of these financial statements.

                           THE FORTRESS GROUP, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
         (Unaudited, dollars in thousands, except per share amounts)

                                                             For the Three          For the Three
                                                              Months Ended          Months Ended
                                                           September 30, 2001    September 30, 2000
                                                           ------------------    ------------------
TOTAL REVENUES                                                  $117,718             $174,913
                                                                 -------              -------

HOMEBUILDING:
   Residential sales                                            $114,922             $166,167
   Lot sales and other                                             1,246                7,317
                                                               ---------            ---------
         Homebuilding revenues                                   116,168              173,484
   Cost of sales                                                  96,007              146,974
                                                                 -------              -------
         Gross profit                                             20,161               26,510
   Selling                                                         8,646               11,813
   General and administrative                                      6,521                8,726
   Goodwill amortization                                             320                  636
   Other (income) expense                                           (347)                (258)
                                                              -----------         ------------
                                                                   5,021                5,593
   Asset impairment charges (See Note 9)                           2,131                    0
                                                               ---------         ------------

   Homebuilding income before taxes                                2,890                5,593

FINANCIAL SERVICES:
   Revenues                                                        1,550                1,429
   General, administrative and other expenses                      1,149                1,349
                                                                --------           ----------
   Financial Services income before taxes                            401                   80

(LOSS) ON SALE OF SUBSIDIARIES (See Note 8)                      (11,059)                   0

(Loss)/income before taxes                                        (7,768)               5,673
(Benefit)/provision from income taxes                             (3,185)               2,327
                                                                ---------          ----------

NET (LOSS)/INCOME                                          $      (4,583)        $      3,346
                                                            =============         ===========

Net (loss)/income applicable to common shareholders,
basic and diluted                                          $      (5,242)        $      2,680
                                                            =============         ===========

NET (LOSS)/INCOME PER SHARE DATA (See Note 7):

   Net (loss)/income per share, basic                   $         (1.69)        $        0.87
                                                         ===============         ============
   Net (loss)/income per share, diluted                $          (1.69)        $        0.29
                                                        ================         ============

   Weighted average shares outstanding, basic                  3,108,326            3,083,390
                                                               =========            =========
   Weighted average shares outstanding, diluted                3,108,326            9,089,745
                                                               =========            =========

  The accompanying notes are an integral part of these financial statements.

                           THE FORTRESS GROUP, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
         (Unaudited, dollars in thousands, except per share amounts)

                                                                                  For the Nine          For the Nine
                                                                                  Months Ended          Months Ended
                                                                               September 30, 2001    September 30, 2000
                                                                               ------------------    ------------------
TOTAL REVENUES                                                                       $383,568             $489,167
                                                                                     --------              -------

HOMEBUILDING:
   Residential sales                                                                 $371,532             $472,338
   Lot sales and other                                                                  8,069               12,809
                                                                                    ---------            ---------
         Homebuilding revenues                                                        379,601              485,147
   Cost of sales                                                                      317,338              413,585
                                                                                    ---------            ---------
         Gross profit                                                                  62,263               71,562
   Selling                                                                             29,615               33,137
   General and administrative                                                          22,599               25,858
   Goodwill amortization                                                                1,366                1,910
   Other (income) expense                                                                (728)                 345
                                                                                    ---------            ---------
                                                                                        9,411               10,312
   Asset impairment charges (See Note 9)                                               20,144                    0
                                                                                    ---------            ---------

   Homebuilding (loss)/income before taxes                                            (10,733)              10,312

FINANCIAL SERVICES:
   Revenues                                                                             3,967                4,020
   General, administrative and other expenses                                           3,345                3,950
                                                                                    ---------            ---------
   Financial Services income before taxes                                                 622                   70

LOSS ON SALE OF SUBSIDIARY (See Note 8)                                                (9,304)                   0

(Loss)/income before taxes and extraordinary item                                     (19,415)              10,382
(Benefit)/provision from income taxes                                                  (7,960)               4,257
                                                                                    ---------            ---------

(Loss)/income before extraordinary item                                               (11,455)               6,125

EXTRAORDINARY GAIN ON DEBT EXTINGUISHMENTS,
   NET OF INCOME TAXES (See Note 5)                                                    10,210                    0
                                                                                    ---------            ---------

NET (LOSS)/INCOME                                                                   $  (1,245)           $   6,125
                                                                                    =========            =========

(Loss)/income before extraordinary item applicable
      to common shareholders, basic and diluted                                     $ (13,414)           $   4,125
Extraordinary gain on debt extinguishments, net of income taxes                        10,210                    0
                                                                                    ---------            ---------
Net (loss)/income applicable to common shareholders, basic and diluted              $  (3,204)           $   4,125
                                                                                    =========            =========

NET (LOSS)/INCOME PER SHARE DATA (See Note 7):

   (Loss)/income per share before extraordinary item, basic                         $   (4.32)           $    1.34
   Extraordinary gain on debt extinguishments, net of income taxes                       3.29                 0.00
                                                                                    ---------            ---------
   Net (loss)/income per share, basic                                               $   (1.03)           $    1.34
                                                                                    =========            =========

   (Loss)/income per share before extraordinary item, diluted                       $   (4.32)           $    0.80
   Extraordinary gain on debt extinguishments, net of income taxes                       3.29                 0.00
                                                                                    ---------            ---------
   Net (loss)/income per share, diluted                                             $   (1.03)           $    0.80
                                                                                    =========            =========

   Weighted average shares outstanding, basic                                       3,102,636            3,071,161
                                                                                    =========            =========
   Weighted average shares outstanding, diluted                                     3,102,636            5,153,502
                                                                                    =========            =========


  The accompanying notes are an integral part of these financial statements.

                           THE FORTRESS GROUP, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited, in thousands)

                                                                                 For the Nine          For the Nine
                                                                                 Months Ended          Months Ended
                                                                              September 30, 2001    September 30, 2000
                                                                              ------------------    ------------------
Cash flows from operating activities
   Net (loss)/income                                                            $      (1,245)          $      6,125
  Adjustments to reconcile net (loss)/income to net cash
    (used in)operating activities:
       Depreciation and amortization                                                    5,377                  6,519
       Asset impairment charge                                                         20,144                      0
       Extraordinary gain on debt extinguishments                                     (17,304)                     0
       Loss on sale of subsidiaries                                                     9,304                      0
       Loss on sale of property and equipment                                              88                     12
       Changes in operating assets and liabilities
         Accounts and notes receivable                                                 (4,302)                   699
         Real estate inventories                                                      (70,956)               (23,846)
         Assets held for resale                                                        (2,943)                     0
         Mortgage loans                                                                (2,967)                 2,140
         Prepaid expenses and other assets                                               (432)                (4,507)
         Accounts payable and accrued construction liabilities                          4,971                 (7,576)
         Accrued expenses                                                              (1,040)                 4,449
         Customer deposits                                                              1,056                    689
                                                                                 -------------           ------------
         Net cash (used in) operating activities                                      (60,249)               (15,296)
                                                                                 -------------           ------------

Cash flows from investing activities
    Proceeds from sale of subsidiaries                                                 40,974                      0
    Payment of contingent consideration                                                  (243)                (3,504)
    Minority interest- change in investment                                                 0                    (79)
    Proceeds from land held for resale                                                      0                  3,584
    Purchase of property and equipment                                                 (4,976)                (2,983)
    Proceeds from sale of property and equipment                                           74                     97
    Change in investment in land partnerships                                             404                 (1,631)
                                                                                 -------------           -----------
         Net cash provided by (used in) investing activities                           36,233                 (4,516)
                                                                                 -------------           -----------

Cash flows from financing activities
   Borrowings under notes and mortgages payable                                       454,481                515,302
   Repayment of notes and mortgages payable                                          (396,419)              (503,953)
   Repurchase of Senior Notes                                                         (27,480)                     0
   Borrowings from related parties                                                        506                    312
   Repayment of related party borrowings                                                 (428)                  (145)
   Preferred stock redemption                                                               0                   (521)
   Other (net)                                                                             27                     68
   Preferred dividends                                                                      0                 (1,377)
                                                                                 ------------            -----------
         Net cash provided by financing activities                                     30,687                  9,686
                                                                                 ------------            -----------

Net increase/(decrease) in cash and cash equivalents                                    6,671                (10,126)
Cash and cash equivalents, beginning of period                                          7,412                 17,526
                                                                                 ------------            -----------

Cash and cash equivalents, end of period                                        $      14,083           $      7,400
                                                                                 ============            ===========



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

Fortress began operations simultaneously with the closing of its initial public offering on May 21, 1996 (the "Offering"), and the acquisition of four homebuilding companies. As of September 30, 2001, the Company operates under the following names in eleven different markets. In order to be consistent with the Company's recent restructuring actions, the following tables are presented to distinguish between the core and non-core operations. The core operations consist of a Western, Texas and Eastern Region, which operate in ten markets. The non-core operations consist of the Portland, Oregon operation that was sold in October 2001.

Homebuilder                                Market(s)
-----------                                ---------
------------------------------------------------------------------------------------------
Core:
------------------------------------------------------------------------------------------
Don Galloway Homes                         Charlotte, North Carolina and Charleston,
                                           South Carolina
------------------------------------------------------------------------------------------
The Genesee Company                        Denver and Fort Collins, Colorado and Tucson,
                                           Arizona
------------------------------------------------------------------------------------------
Iacobucci Homes                            Philadelphia, Pennsylvania and Atlantic City,
                                           New Jersey
------------------------------------------------------------------------------------------
Sunstar Homes                              Raleigh-Durham, North Carolina
------------------------------------------------------------------------------------------
Wilshire Homes                             Austin and San Antonio, Texas
------------------------------------------------------------------------------------------
Non-core:
------------------------------------------------------------------------------------------
Quail Homes  - sold October 2001 (see      Portland, Oregon
Note 10)
------------------------------------------------------------------------------------------

During the nine months ended September 30, 2001, the Company exited the following non-core markets:

Homebuilder                             Date Sold        Market(s)
-----------                             ---------        --------
                                        (see Note 8)
-----------------------------------------------------------------------------------------
Non-core:
-----------------------------------------------------------------------------------------
Brookstone Homes                        February 2001    Janesville, Madison and
                                                         Milwaukee, Wisconsin
-----------------------------------------------------------------------------------------
Fortress Homes and Communities of       May 2001         Jacksonville, Florida
    Florida
-----------------------------------------------------------------------------------------
Whittaker Homes                         July 2001        St. Louis, Missouri
-----------------------------------------------------------------------------------------
Christopher Homes                       August 2001      Las Vegas, Nevada
-----------------------------------------------------------------------------------------

In January 1997, Fortress formed Fortress Mortgage, Inc. ("Fortress Mortgage"), a wholly-owned subsidiary, to provide a mortgage lending source to the Company's builder subsidiaries. Fortress Mortgage is licensed as a mortgage banker in Arizona, Alaska, California, Colorado, Illinois, Missouri, New Jersey, North Carolina, Pennsylvania, South Carolina, Texas, Virginia, and Wisconsin.

The accompanying consolidated financial statements of Fortress have been prepared by the Company. In the opinion of management, the financial statements contain all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the Company's financial position as of September 30, 2001, its operating results for the three and nine-month periods ended September 30, 2001 and 2000, and its cash flows for the nine-month periods ended September 30, 2001 and 2000. Certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States have been condensed or omitted. The Company believes the disclosures made are adequate to make the information presented not misleading. However, the financial statements should be read in conjunction with the financial statements of the Company and notes thereto included in the 2000 Annual Report on Form 10-K. Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations.

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

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (FAS 144), which supersedes FAS 121. FAS 144 provides additional guidance related to the classification of assets held for sale and the accounting for those assets and will also supersede the provisions of APB 30 with regard to the reporting the effects of a disposal of a segment. The Company will adopt FAS 144 effective January 1, 2002. The Company does not believe that the adoption of FAS 144 will have a material affect on the Company except for any future dispositions which under the new guidance would be accounted for as discontinued operations.


NOTE 3 - REAL ESTATE INVENTORIES

Real estate inventories are summarized as follows (in thousands):

                                                   September 30,   December 31,
                                                       2001           2000
                                                       ----           ----
                                                    (unaudited)
   Work-in-progress
    Sold homes                                       $ 97,720      $ 99,580
    Speculative                                        46,887        47,135
                                                      -------       -------
         Total work-in-progress                       144,607       146,715

   Land
    Finished lots                                      57,408        99,593
    Land under development                             19,685        38,035
    Unimproved land held for development                4,198        12,753
                                                      -------       -------
         Total land                                    81,291       150,381

   Lumber yard inventory                                    0         2,651
   Model homes                                          5,829         8,440
                                                      -------       -------

                                                     $231,727      $308,187
                                                      =======       =======

NOTE 4 - INTEREST

Information regarding interest is as follows (in thousands):


                                              For the Nine Months Ended September 30,
                                              ---------------------------------------
                                                        2001          2000
                                                        ----          ----
                                                     (unaudited)   (unaudited)

   During the periods:
     Interest incurred                                       $ 20,731   $ 27,509
     Interest capitalized                                     (19,003)   (24,033)
     Relief of previously capitalized interest                 18,079     20,049
                                                              -------    -------
      Total interest expensed in statement of operations     $ 19,807   $ 23,525
                                                              =======    =======

   At the end of the periods:
     Capitalized interest in ending inventory                $ 13,402   $ 27,065
                                                              =======     ======

Homebuilding direct net interest expense                     $    716   $  1,841
                                                                  ===      =====

Financial Services net interest expense                      $     66   $    198
                                                                   ==        ===


NOTE 5 - NOTES AND MORTGAGES PAYABLE

Notes and mortgages payable consist of the following (in thousands):

                                                           September 30, December 31,
                                                               2001          2000
                                                               ----          ----
                                                            (unaudited)

   13.75% Senior Notes due 2003                              $ 54,190      $100,000
   Project-specific land, land development and
        construction loans                                    143,154       172,483
   Mortgage warehouse lines of credit                          14,461        11,422
   Other loans                                                    685         4,349
                                                              -------       -------
                                                              212,490       288,254
   Less:  Unamortized debt issuance costs                        (961)       (2,613)
                                                              -------       -------
                                                             $211,529      $285,641
                                                              =======       =======

The Company pays interest on the Senior Notes in arrears on May 15 and November 15 of each year at the rate of 13.75% per annum. The Senior Notes may not be redeemed at any time prior to maturity. The Senior Notes are unsecured and rank pari passu with, or senior in right of payment to, all other existing and future unsecured indebtedness of the Company. The Senior Notes, however, are effectively subordinated to secured debt of the Company to the extent of any collateral, as well as to the Company's subsidiaries' indebtedness. The Company is required to maintain a consolidated tangible net worth of at least $15 million and to comply with other financial covenants in the Senior Note Indenture. The Company was in compliance with these financial covenants at September 30, 2001.

In addition to financial covenants, the Senior Note Indenture imposes certain operating restrictions on the Company, based on its performance. These provisions place certain restrictions on the Company's ability to incur new debt above levels previously outstanding if the Company's Consolidated Fixed Charge Coverage Ratio (basically EBITDA to interest incurred for the Company and its Restricted Subsidiaries) is below a ratio of two to one. The Senior
Note Indenture also restricts, and under certain conditions prevents, certain payments including the payment of dividends and the repurchase or redemption of the Company's stock. As of September 30, 2001, the Company had in excess of $5.0 million available for such payments, subject to the potential limitations discussed in this paragraph. As of September 30, 2001, the Company's Consolidated Fixed Charge Coverage Ratio was above a ratio of two-to-one thereby permitting the Company to make such restricted payments up to that amount.

In May 2001, the Company retired a total of $45.8 million principal amount of its Senior Notes for a cash price of $24.7 million plus accrued interest. The gain resulting from the retirement, net of income taxes, is approximately $10.2 million, which is reflected as an extraordinary item in the consolidated statement of operations.

Under the Senior Note Indenture, the Company would be obligated to offer to redeem all of the Senior Notes at 101% of their aggregate principal amount plus any accrued and unpaid interest following a "change of control" of the Company, as defined in the Indenture. This definition includes any transaction that results in any person acquiring "beneficial ownership" (as defined in Securities Exchange Act Rule 13d-3) of 50% or more of the total voting power of the Company's stock. Unless the obligation under the Senior Note Indenture to make a change in control offer following a change in control is removed (whether by amendment, waiver, payment of the Senior Notes or otherwise) or the Supplemental Warrants are amended, the Company would be required to commence a "change in control offer" by no later than 30 days prior to March 31, 2002 (See Note 6 - Convertible Preferred Stock).

The loan agreements for project-specific land, land development and construction loans are secured by a lien on the applicable residential development project or a specific unit under construction. Repayments of the loans are generally due upon sale of the collateral property. The loans bear interest at annual variable rates ranging from prime minus 0.25% to prime plus 1.5% and fixed rates ranging from 7.0% to 9.75%. Certain of the subsidiary credit facilities contain covenants that limit the subsidiaries' overall ratio of debt to tangible net worth, and other covenants including minimum tangible net worth, current ratio and interest coverage.

The Company's mortgage subsidiary has two lines of credit outstanding for the purpose of originating loans. The lines of credit are secured by the mortgage loans held for sale and are repaid upon sale of the mortgage loans. These lines bear interest at variable rates ranging from 1.5% over the LIBOR rate to 1.5% over the Fed Funds rate based on the type of loan and lending requirements. The aggregate commitment available under these lines was $73.0 million with $14.5 million outstanding at September 30, 2001.

The remainder of other loans at September 30, 2001, consists primarily of debt financed corporate insurance policies, which bear interest at varying rates between 5.4% and 7.8%.


NOTE 6 - CONVERTIBLE PREFERRED STOCK

The Company has authorized 1 million shares of $.01 par value preferred stock. The following are the Company's classes and series of preferred stock, amounts designated, and amounts outstanding at September 30, 2001 and December 31, 2000:

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

In conjunction with the issuance of the Class AAA Preferred Stock, the Company also issued Supplemental Warrants. By agreement dated July 31, 2001, the Company and the holders of the Supplemental Warrants agreed to amend the Supplemental Warrant Agreement to set the number of supplemental warrants at 5,937,500 unless the price of the common stock by September 30, 2001 exceeded $8.00 per share in which case the number of Supplemental Warrants would be determined in accordance with the terms as previously disclosed in the Company's financial statements as reported on Form 10-K. Further, it was agreed that each Supplemental Warrant shall, at all times during which such Supplemental Warrant shall be exercisable, be exercisable for the purchase of one share of common stock. On September 30, 2001, the price of the common stock did not exceed $8.00 per share. The Company and the holders of the Supplemental Warrants also agreed to clarify the application of the Registration Rights Agreement to recognize a recent transfer by Prometheus of a portion of the Class AAA Preferred Stock and Supplemental Warrants.

By a letter of agreement October 25, 2001, (which superseded and replaced a letter of agreement dated March 29, 2001), Prometheus and the Company agreed to amend the Supplemental Warrants to limit the number of Supplemental Warrants which may be exercised by Prometheus and its affiliates prior to the "Extended Exercise Date" to a number equal to the number of shares of common stock of the Company which would not cause the holder of the warrants or any "group" of which such holder is a member to be deemed beneficially to own 50% or more of the aggregate voting power of the common equity of the Company. The Extended Exercise Date is the first to occur of (a) March 31, 2002, (b) the day preceding the day on which any "Event of Default" under the Senior Note Indenture occurs,
(c) the day on which such Senior Note Indenture ceases to require the Company to make a "Change of Control Offer" upon the occurrence of a "Change of Control",
(d) the tenth day prior to the record date for taking certain actions by stockholders of the Company, (e) the tenth day prior to the announced expiration date of any tender offer for shares of the Company's common stock, or (f) the date as of which a "change of control" occurs by reason of any circumstance or event other than the taking by Prometheus of any action which causes an increase in the number of shares of common stock beneficially owned by Prometheus. Based upon the amendment to the Supplemental Warrants, unless the obligation under the Senior Note Indenture to make a "Change of Control Offer" following a change of control is removed (whether by amendment, waiver, payment of the Senior Notes, or otherwise) or the Supplemental Warrants are further amended, Change of Control would be deemed to occur by no later than 60 days prior to March 31, 2002 and the Company would be required to commence to make a "Change of Control Offer" by no later than 30 days prior to March 31, 2002.

Under the terms of the Class AAA Preferred Stock, the Company is obligated to pay, on a quarterly basis, a 9% annual dividend. Due to the potential applicability of certain restrictions in the Senior Note Indenture, the dividends due for the five quarters ended September 30, 2001, were not paid and are included in accrued expenses. Because the Company as of September 30, 2001 exceeded the Fixed Charge Coverage Ratio, it intends to begin making substantially all of these payments to the extent it can do so (See Note 5 - Notes and Mortgages Payable).

The Series C Preferred Stock (2,433 shares as of December 31, 2000) was treated as outstanding for the purpose of calculating earnings per share as of December 30, 2000, and through March 7, 2001, when all obligations relating to this series were satisfied. No shares remain issuable or outstanding as of September 30, 2001.

Please refer to the Company's financial statements as reported on Form 10-K for the year ended December 31, 2000 (Note 9- Shareholders' Equity) for further information on the classes and terms of preferred stocks and warrants.

NOTE 7 - (LOSS)/INCOME PER SHARE

The following table reconciles the numerators (income/loss) and the denominators (shares) used to calculate the basic and diluted loss per-share (in thousands):

                                           For the three months ended      For the nine months ended
                                                  September 30,                    September 30,
                                                2001        2000               2001            2000
                                                ----        ----               ----            ----
(Loss)/income before extraordinary item    $  (4,583)     $   3,346        $ (11,455)      $   6,125
Extraordinary gain on debt
extinguishments, net of income taxes               0              0           10,210               0
                                           ---------      ---------        ---------       ---------
Net (loss)/income                          $  (4,583)     $   3,346        $  (1,245)      $   6,125


Less preferred stock dividends             $    (659)          (666)          (1,959)       (  2,000)
                                           ---------      ---------        ---------       ---------
(Loss)/income before extraordinary item
applicable to common shareholders,
basic and diluted                          $  (5,242)     $   2,680        $ (13,414)      $   4,125
                                           =========      =========        ==========      =========
Net income/(loss) applicable to common
shareholders, basic and diluted            $  (5,242)     $   2,680        $  (3,204)      $   4,125
                                           =========      =========        ==========      =========

BASIC EPS
(Loss)/income before extraordinary item
applicable to common shareholders          $  (5,242)     $   2,680        $ (13,414)      $   4,125
Extraordinary gain on debt
extinguishments, net of income taxes               0              0           10,210               0
                                           ---------      ---------        ---------       ---------
Net income/(loss) applicable to common
shareholders                               $  (5,242)     $   2,680           (3,204)      $   4,125

Weighted average number of common
shares outstanding                         3,108,326      3,083,390        3,102,636       3,071,161

(Loss)/income per share before
extraordinary item, basic                  $   (1.69)     $    0.87        $   (4.32)      $    1.34

Extraordinary gain on debt
extinguishments, net of income taxes            0.00           0.00             3.29            0.00
                                           ---------      ---------        ---------       ---------
Net(loss)/income per share, basic          $   (1.69)     $    0.87        $   (1.03)      $    1.34
                                           =========      =========        ==========      =========
DILUTED EPS
(Loss)/income before extraordinary item
applicable to common shareholders,         $  (5,242)     $   2,680        $ (13,414)      $   4,125
Extraordinary gain on debt
extinguishments, net of income taxes               0              0           10,210               0
                                           ---------      ---------        ---------       ---------

Net loss/(income) applicable to common
shareholders                               $  (5,242)     $   2,680        $  (3,204)      $   4,125

Weighted average number of common
shares outstanding                         3,108,326      3,083,390        3,102,636       3,071,161
Effect of dilutive securities:

     Preferred stock                               0         68,855                0          88,728
     Common Stock Warrants                         0      5,937,500                0       1,993,613
     Options                                       0              0                0               0
                                           ---------      ---------        ---------       ---------
Weighted avg. no. of common shares
outstanding, diluted                       3,108,326      9,089,745        3,102,636       5,153,502
                                           =========      =========        ==========      =========

(Loss)/income per share before
extraordinary item, diluted                $  (1.69)      $    0.29        $   (4.32)      $    0.80

Extraordinary gain on debt
extinguishments, net of income taxes           0.00            0.00             3.29            0.00
                                           ---------      ---------        ---------       ---------
Net (loss)/income per share, diluted       $  (1.69)      $    0.29        $   (1.03)      $    0.80
                                           =========      =========        ==========      =========

The following common stock equivalents of the Company's various classes of preferred stock were not included in the computation of diluted earnings per share because the effect of adding back the related dividends and weighted average common shares would be antidilutive:






               Outstanding at   Convertible into    Potential Common Stock  Potential Common Stock
               --------------   ----------------    ----------------------  ----------------------
                September 30,   Common Shares as   outstanding,three months outstanding, nine months
                -------------   ----------------   ------------------------ ------------------------
                                of September 30,      ended September 30,     ended September 30,
                                ----------------      -------------------     -------------------
  Class/
  Series        2001     2000    2001        2000       2001        2000        2001        2000
  ------        ----     ----    ----        ----       ----        ----        ----        ----
Class AAA      28,500  28,500  1,187,500  1,187,500  1,187,500  1,187,500   1,187,500  1,187,500
Series C            0   2,433          0      6,083          0   Dilutive       1,470   Dilutive
Series E       12,229  12,229     30,573     30,573     30,573     30,573      30,573     37,565
Warrants    5,937,500       0  5,937,500          0  5,937,500        N/A   5,937,500        N/A

NOTE 8 - SALE OF ASSETS

On February 28, 2001, the Company sold the assets of Brookstone for approximately $4.1 million in cash and the assumption of existing debt. No gain or loss was recorded as the assets were carried in the balance sheet at fair value less costs to sell at December 31, 2000.

In May 2001 the Company closed on the sale of Fortress Florida to a company owned by D R Horton, Inc. The purchase price was approximately $28.0 million in cash before closing costs and the assumption of the existing debt. The Company recognized a pretax gain of approximately $1.8 million. The operating revenues for Fortress Florida during the three months ended September 30, 2001 and 2000 were approximately $0 million and $21.4 million, respectively, and for the nine-month period were approximately $25.0 million and $69.7 million, respectively. Pretax income for Fortress Florida during the three months ended September 30, 2001 and 2000 was approximately $0 and $1.3 million, respectively, and for the nine-month period was approximately $1.2 million and $3.9 million, respectively.

In July 2001 the Company sold the assets of its subsidiary Whittaker Homes to Whittaker Builders, Inc., a company owned by Gregory Whittaker, a former owner of Whittaker Homes. The purchase price was approximately $51.4 million, which included $11.8 million in cash before closing costs and the assumption of the subsidiary's existing debt. The purchaser has requested certain purchase price adjustments, which are in dispute. The Company does not believe the outcome will have a material effect. No gain or loss was recognized on the sale, as the assets of Whittaker were written down to fair value less costs to sell during the second quarter of 2001 (see Note 9 - Asset Impairment Charges). The purchase price was determined by arms-length negotiation. The operating revenues for Whittaker Homes during the three months ended September 30, 2001 and 2000 were approximately $0 and $27.1 million, respectively, and for the nine-month period were approximately $28.9 million and $64.2 million, respectively. Pretax
(loss)/income before impairment charges for Whittaker Homes during the three months ended September 30, 2001 and 2000 was approximately $0 and $1.2 million, respectively, and for the nine-month period was approximately ($0.9) million and $3.1 million, respectively.

On August 31, 2001, the Company sold its subsidiary Christopher Homes, to The JCS Family #1 Trust, a trust created by J. Christopher Stuhmer, a former owner of Christopher Homes and a former director of Fortress. The purchaser paid approximately $28.0 million, which consists of the assumption of the existing secured debt and other liabilities. The Company recognized a pretax (loss) of approximately ($11.1) million on the sale. The purchase price was determined by arms-length negotiation. The operating revenues for Christopher Homes during the three months ended September 30, 2001 and 2000 were approximately $4.5 and $15.0 million, respectively, and for the nine-month period were approximately $29.9 million and $53.7 million, respectively. Pretax (loss) before impairment charges for Christopher Homes during the three months ended September 30, 2001 and 2000 was approximately ($0.9) million and ($0.7) million, respectively, and for the nine-month period was approximately ($1.1) million and ($2.6) million, respectively.

NOTE 9 - ASSET IMPAIRMENT CHARGES

During the second quarter of 2001, the Company decided to sell its lot position in selected communities and as such, reclassified these assets from inventory to assets held for sale. As a result, the Company evaluated its carrying value in these assets, and recognized an asset impairment charge of approximately $4.2 million. These charges have been included in the Company's determination of homebuilding (loss)/income before taxes for the nine months ended September 30, 2001.

During the second quarter of 2001, the Company negotiated to sell its Whittaker subsidiary. Based on the sales price, the Company recognized an impairment charge of $13.8 million against the assets of Whittaker, including approximately $9.4 million in goodwill. The sale of Whittaker closed on July 2, 2001 (See Note 8 - Sale of Assets).

During the third quarter of 2001, the Company negotiated to sell its Quail subsidiary. Based on the sales price, the Company recognized an impairment charge of approximately $2.1 million against the assets of Quail. The remaining written-down assets of Quail are shown as of September 30, 2001 on the balance sheet as "Assets held for sale". The sale of Quail closed on October 16, 2001 (See Note 10 - Subsequent Events).

NOTE 10 - SUBSEQUENT EVENTS

On October 16, 2001, the Company sold its subsidiary Quail Construction, LLC to JLG Investments, LLC, a company owned by Jon L. Girod, a former owner of Quail Construction. The sale price was approximately $1.8 million, in the form of the assumption of secured debt and other liabilities. The purchase price was determined by arms-length negotiation. In connection with the transaction, the Company recognized an impairment charge of approximately $2.1 million before taxes in the third quarter of 2001. The operating revenues for Quail during the three months ended September 30, 2001 and 2000 were approximately $2.1million and $2.4 million, respectively, and for the nine-month period were approximately $8.1 million and $11.1 million, respectively. Pretax (loss) before impairment charges for Quail during the three months ended September 30, 2001 and 2000 was approximately ($0.2) million and ($0.7) million, respectively, and for the nine-month period was approximately ($0.5) million and ($1.3) million, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following table sets forth for the periods indicated certain items of the Company's consolidated results of operations and those results as a percentage of the Company's total revenues (dollars expressed in thousands) and its segment revenues:




                                              For the Three Months         For the Three Months
                                            Ended September 30, 2001     Ended September 30, 2000
                                            ------------------------     ------------------------
                                                          % of     % of             % of      % of
                                                         Total  Segment            Total   Segment
                                                         -----  -------            -----   -------
Total revenues                               $117,718   100.0%           $174,913  100.0%

Homebuilding revenues                         116,168    98.7%   100.0%   173,484  99.2%    100.0%
Gross profit                                   20,161    17.1%    17.4%    26,510  15.2%     15.3%
Operating expenses                             17,271    14.7%    14.9%    20,917  12.0%     12.1%
Homebuilding income before taxes                2,890     2.5%     2.5%     5,593   3.2%      3.2%

Financial services revenues                     1,550     1.3%   100.0%     1,429   0.8%    100.0%
Financial services expenses                     1,149     1.0%    74.1%     1,349   0.8%     94.4%

Financial services income before taxes            401     0.3%    25.9%        80   0.0%      5.6%

Loss on sale of subsidiaries                 (11,059)   (9.4%)                  0
(Loss)/income before taxes and
extraordinary item                            (7,768)   (6.6%)              5,673   3.2%

Net income                                    (4,583)   (3.9%)              3,346   1.9%



                                               For the Nine Months          For the Nine Months
                                              Ended September 30,2001    Ended September 30, 2000
                                              -----------------------    ------------------------
                                                          % of     % of             % of      % of
                                                         Total  Segment            Total   Segment
                                                         -----  -------            -----   -------
Total revenues                              $383,568    100.0%           $489,167 100.0%

Homebuilding revenues                        379,601     99.0%   100.0%   485,147  99.2%    100.0%
Gross profit                                  62,263     16.2%    16.4%    71,562  14.6%     14.8%
Operating expenses                            72,996     19.0%    19.2%    61,250  12.5%     12.6%
Homebuilding (loss)/income before
taxes                                       (10,733)    (2.8%)   (2.8%)    10,312   2.1%      2.1%

Financial services revenues                    3,967      1.0%   100.0%     4,020   0.8%    100.0%
Financial services expenses                    3,345      0.9%    84.3%     3,950   0.8%     98.3%

Financial services income before taxes           622      0.2%    15.7%        70   0.0%      1.7%

Loss on sale of subsidiaries                 (9,304)    (2.4%)
(Loss)/income before taxes and
extraordinary item                          (19,415)    (5.1%)             10,382   2.1%
Extraordinary gain on debt
extinguishments, net of income taxes          10,210      2.7%                  0
Net (loss)/income                            (1,245)    (0.3%)              6,125   1.3%

CONSOLIDATED RESULTS OF OPERATIONS

COMPARISON OF THE COMPANY'S RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000.

HOMEBUILDING OPERATIONS

In order to be consistent with the Company's recent restructuring actions the following tables are presented to distinguish between core and non-core operations. The core operations consist of a Western, Texas and Eastern Region, which operate in ten markets. The non-core operations consist of the Florida operation that was sold in May 2001, the Missouri operation that was sold in July 2001, the Wisconsin operation that was sold in February 2001, the Nevada operation that was sold in August 2001 and the Oregon/Washington operation that was sold in October 2001.

GENERAL

                                           New Orders, Net      Backlog Units   Backlog $ in 000's
                                           ---------------      -------------   ------------------

                                          Three         Nine
                                         months        months
                                         ended         ended         As of            As of
                                      September 30, September 30, September 30    September 30,
Market(s)                               2001  2000   2001  2000   2001   2000      2001      2000
---------                               ----  ----   ----  ----   ----   ----      ----      ----
Denver                                    55    51    309   214    304    236   $92,288   $78,990

Fort Collins                              35    33    113    91     84     57    27,274    18,839

Tucson                                    50    33    149    99     50     26     6,632     3,147
                                          --   ---    ---   ---     --     --     -----     -----

  Western Region (Genesee)               140   117    571   404    438    319   126,194   100,976
                                         ---   ---    ---   ---    ---    ---   -------   -------

Austin                                    49    94    161   330    136    212    32,456    44,738

San Antonio                               27    30    105    96     53     15    11,863     3,314
                                          --    --    ---   ---     --     --    ------     -----

   Texas Region (Wilshire)                76   124    266   426    189    227    44,319    48,052
                                          --   ---    ---   ---    ---    ---    ------    ------
Charlotte/Charleston (Galloway)           73    94    332   362    183    190    27,988    28,784
Philadelphia/Atlantic City (Iacobucci)    46    68    170   162     81     91    17,820    19,173

Raleigh (Sunstar)                         45    48    197   116     69     58    13,395    11,147
                                          --   ---    --- -----     --     --    ------    ------

       Eastern region                    164   210    699   640    333    339    59,203    59,104
                                         ---   ---    --- -----    ---    ---    ------    ------

 Subtotal - core operations              380   451  1,536 1,470    960    885   229,716   208,132


Non-core operations                        8   287    683 1,110     16    520     2,580   102,023
                                           -   ---    --- -----     --    ---     -----   -------

            Total                        388   738  2,219 2,580    976  1,405  $232,296  $310,155
                                         ---   ---  ----- -----    ---  -----  --------  --------

The Company achieved net new orders of 388 and 2,219 homes for the three and nine months ended September 30, 2001, compared to 738 and 2,580 homes for the same periods in 2000, a decrease of 47.4% for the three-month period and a decrease of 14.0% for the nine-month period. The decrease for both periods was affected by the Company's decision in the first quarter of 2001 to exit certain markets (see Notes 8 and 9 - Sale of Assets and Asset Impairment Charges). New orders for the core operations for the three-month period decreased by 15.7% (380 vs. 451). For the first two months of the quarter (July and August 2001), new orders generated by the core operations were 11.5% ahead of the same two-month period of 2000. However, this trend was reversed in September 2001, when new orders for the month declined sharply - 67.3% - from September of 2000. This is due in large part to the events of September 11, 2001. New orders generated by the core operations increased by 4.5% for the nine months ended September 30, 2001 as compared to the same period of 2000. Generally, the markets where the Company has maintained or increased its asset concentration have improved new order activity year over year, with the exception of the Austin and Charlotte markets. Austin has been effected by the delays in opening new communities and by local economic factors. Since the end of May, except for the month of September, sales have increased each month. New communities have increased by 6.2% year over year for core operations and sales by community have remained consistent. The strengthening of the majority of the Company's markets was due in part, we believe, to the opening of new communities in several locations, an improved land position and product improvement.

The Company has a combined backlog of 976 homes, with a dollar value of $232.3 million at September 30, 2001, as compared to 1,405 homes, with a dollar value of $310.2 million at September 30, 2000. This represents a 30.5% decrease in backlog units and a 25.1% decrease in backlog value. The decrease in backlog units and dollars is due primarily to the Company's decision to exit certain markets noted above. Excluding these markets and other non-core operations, the backlog units from core operations increased by 8.5% and the backlog value increased by 10.4%.

REVENUES

                                                           Closings                   Closings $ in 000's
                                                           --------                   -------------------
                                           Three months ended Nine months ended Three months ended    Nine months ended
                                             September 30,     September 30,      September 30,         September 30,

Market                                        2001  2000       2001    2000      2001      2000        2001      2000
------                                        ----  ----       ----    ----      ----      ----        ----      ----
Denver                                          92    63        211     141   $24,946   $20,861     $63,303   $51,446

Fort Collins                                    37    27         93      75    12,775     8,323      31,955    21,614

Tucson                                          55    38        111      78     7,267     4,325      14,284     8,807
                                                --   ---        ---      --     -----     -----      ------     -----

  Western Region (Genesee)                     184   128        415     294    44,988    35,509     109,542    81,867
                                               ---   ---        ---     ---    ------    ------     -------    ------

Austin                                          80    82        217     318    18,149    16,376      46,970    57,076

San Antonio                                     16    39         61     116     3,323     7,482      12,534    22,168
                                                --    --        ---     ---     -----     -----      ------    ------

   Texas Region (Wilshire)                      96   121        278     434    21,472    23,858      59,504    79,244
                                                --   ---        ---     ---    ------    ------      ------    ------
Charlotte/Charleston (Galloway)                 93   126        283     340    14,542    18,769      42,689    51,658

Philadelphia/Atlantic City (Iacobucci)          54    52        163     120    13,404    11,515      41,491    26,169

Raleigh (Sunstar)                               86    46        190     120    14,804     9,878      33,504    26,939
                                                --    --       ----     ---    ------     -----      ------    ------

       Eastern region                          233   224        636     580    42,750    40,162     117,684   104,766
                                               ---   ---        ---     ---    ------    ------     -------   -------

 Subtotal - core operations                    513   473      1,329   1,308   109,210    99,529     286,730   265,877

Non-core operations                             23   382        417   1,120     6,958    73,955      92,871   219,270
                                                --   ---        ---   -----     -----    ------      ------   -------

            Total                              536   855      1,746   2,428  $116,168  $173,484    $379,601  $485,147
                                               ---   ---      -----   -----  --------  --------    --------  --------

Homebuilding revenues for the third quarter of 2001 were $116.2 million, as compared to $173.5 million for the same period of 2000, representing a decrease of 33.0%. Excluding the non-core operations discussed previously, homebuilding revenues increased approximately $9.7 million (9.7%) quarter over quarter, due primarily to an 8.5% increase in the number of homes closed by core operations (513 vs. 473). For the nine-month period, homebuilding revenues were $379.6 million, a 21.75% decrease from the $485.1 million reported for the same period last year. However, homebuilding revenues for core operations increased by 7.8% for the nine months ended September 30, 2001, as compared to the same period of 2000. Again, this was due to a 1.6% increase in the number of homes closed (1,329 vs. 1,308), and an increase in the average price of homes closed from $201,000 to $212,300.

GROSS PROFIT

Gross profit for the quarter ended September 30, 2001 was $20.2 million, as compared to $26.5 million for the comparable period of 2000. However, the Company's gross profit margins increased from 15.3% of homebuilding revenues to 17.4% for the same periods. Gross profit from core operations increased from $17.8 million (17.9% of revenue) for the third quarter of 2000 to $20.0 million (18.3% of revenue) for the third quarter of 2001. For the nine-month period ended September 30, 2001, gross profit was $62.3 million, a decline from $71.6 million for the same period of 2000. However, gross profit margin increased from 14.8% to 16.4%. The Company's core operations increased from $45.7 million in gross profit (17.1% of revenue) for the nine months ended September 30, 2000 to $51.4 million (17.9% of revenue) in 2001.

OPERATING EXPENSES

Operating expenses (including selling, general and administrative, asset impairment charges, goodwill amortization and other income or expenses) for the quarters ended September 30, 2001 and 2000 were $17.3 million (14.9% of homebuilding revenue) and $20.9 million (12.1% of homebuilding revenue), respectively. For the nine month period ended September 30, 2001 and 2000, total operating expenses were $73.0 million (19.2% of homebuilding revenue) and $61.3 million (12.6% of homebuilding revenue). The Company recognized asset impairment charges for several of its subsidiaries totaling $2.1 million during the three months and $20.1 million during the nine months ended September 30, 2001 (See Notes 8 and 9 - Sale of Assets and Asset Impairment Charges). Excluding the effect of these charges, total operating expenses for the three months ended September 30, 2001 and 2000 were $15.1 million (13.0% of homebuilding revenue) and $20.9 million (12.1% of homebuilding revenue), respectively, a reduction of 27.8%. For the nine months ended September 30, 2001 and 2000, operating expenses were $52.9 million (13.9% of homebuilding revenue) and $61.3 million (12.6% of homebuilding revenue), respectively, a reduction of 13.7%.

Selling expenses decreased to $8.7 million from $11.8 million for the quarter ended September 30, 2001 and for the same period of 2000. However, given the decreased revenue for the quarter, this resulted in selling expenses as a percent of homebuilding revenue increasing from 6.8% to 7.4%. For the nine-month period, selling expenses decreased to $29.6 million (7.8% of homebuilding revenue) as compared to $33.1 million (6.8% of homebuilding revenue) for the same period of 2000. The increase in the selling expenses as a percent of homebuilding revenues was partially a result of fixed costs incurred by the discontinued operations during the first half of the year. These costs occurred in order to generate sales for which closing would not occur until later in the year. In addition to these increases there were additional fixed selling expenses incurred in the Austin and Charlotte markets in order to try to sustain new order activity which was down year over year as noted above. The decrease in absolute dollar amounts for the three-month and nine-month period was due primarily to previously discussed dispositions.

General and administrative expenses decreased to $6.5 million (5.6% of homebuilding revenue) for the third quarter of 2001, as compared to $8.7 million (5.0% of homebuilding revenue) for the third quarter of 2000. For the nine-month period, general and administrative expenses were $22.6 million (6.0% of revenue) as compared to $25.9 million (5.3% of revenue) in 2000. The decrease in absolute dollar amounts due to the disposition was offset by increased expenditures as a percent of homebuilding revenue for the discontinued operations. Excluding the discontinued operations, homebuilding general and administrative as a percent of revenues decreased for the three-month and nine-month periods ended September 30, 2001.

HOMEBUILDING PRETAX

Homebuilding pretax income for the third quarter of 2001 was $2.9 million or 2.5% of homebuilding revenues as compared to $5.6 million or 3.2% of homebuilding revenues for the third quarter of 2000. For the nine-month period homebuilding pretax (loss)/income declined to ($10.7) million in 2001 or (2.8%) of homebuilding revenues from $10.3 million or 2.1% in 2000. Excluding the impact of asset impairment charges taken, as previously noted, homebuilding pretax income was $5.0 million (4.3% of revenue) for the three-month period and $9.4 million (2.5% of revenue) for the nine-month period ended September 30, 2001. Reduced volume in 2001 due to the Company's dispositions was the key factor affecting the decline in earnings before asset impairment charges for both the third quarter of 2001 as well as the nine-month period ended September 30, 2001.

FINANCIAL SERVICES OPERATIONS

Revenue for the three months ended September 30, 2001 increased 8.5% to $1.6 million from $1.4 million for the comparable period of 2000 due to increased values for servicing loans and increased loan sales. Revenues stayed relatively constant at $4.0 million for both nine-month periods. Expenses for the three months ended September 30, 2001 decreased 14.8% to $1.1 million, as compared to $1.3 million for the same period of 2000. Expenses for the nine-month period ended September 30, 2001 decreased 15.3% to $3.3 million as compared to $4.0 million for the nine months ended September 30, 2000.

For the three-month period ended September 30, 2001 financial services pretax profit increased to $401,000 from $80,000 for the comparable period of 2000. Financial services pretax profit of $622,000 for the nine-month period ended September 30, 2001 increased from $70,000 for the comparable period of

2000. The profit increase resulted primarily from the decreases in general and administrative expenses year over year.

The declining loan volume, due to lower closing activity generated by the homebuilding segment, was offset by improving margins and a reduction of operating expenses. These factors have allowed Fortress Mortgage's operating results to increase year-over-year. The capture rates (the percentage of the Company's home closings financed by loans originated by the Fortress Mortgage) for the markets served by the mortgage company for the three months ended September 30, 2001 and 2000 were 54.6% and 56.1%, respectively. The capture rates for the markets served by the mortgage company for the nine months ended September 30, 2001 and 2000 were 53.1% and 57.0%, respectively. The capture rate of homes in backlog at September 30, 2001 was 51.0%. Currently, Fortress Mortgage serves all of the Company's core operations.

ASSET IMPAIRMENT CHARGES

During the second quarter of 2001, the Company decided to sell its lot position in selected communities and reclassified these assets from inventory to assets held for sale. As a result, the Company evaluated its carrying value in these assets, and recognized an asset impairment charge of approximately $4.2 million, in accordance with Statement of Financial Accounting Standard No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of. The fair value was based on the Company's analysis as to the market value of the lots in their "as is" state. The assets involved include raw but entitled land. Based on the analysis of the fair value, the Company recognized asset impairment charges (See Note 9 - Asset Impairment Charge), which have been included in the Company's determination of homebuilding income before taxes for the nine months ended September 30, 2001.

During the second quarter of 2001, the Company negotiated to sell its Whittaker subsidiary. Based on the sales price, the Company recognized an impairment charge of $13.8 million against the assets of Whittaker, including approximately $9.4 million in goodwill (See Note 9 - Asset Impairment Charge). The sale of Whittaker closed on July 2, 2001 (See Note 8 - Sale of Assets).

During the third quarter of 2001, the Company negotiated to sell its Quail subsidiary. Based on the sales price, the Company recognized an impairment charge of $2.1 million against the assets of Quail. The remaining written-down assets of Quail are shown as of September 30, 2001 on the balance sheet as "Assets held for sale". The sale of Quail closed in October 2001 (See Note 10
- Subsequent Events).


GAIN/(LOSS) ON SALE OF SUBSIDIARIES

On February 28, 2001, the Company sold the assets of Brookstone for approximately $4.1 million in cash and the assumption of existing debt. No gain or loss was recorded as the assets were carried in the balance sheet at fair value less costs to sell at December 31, 2000. (See Note 8 - Sale of Assets).

In May 2001 the Company closed on the sale of Fortress Florida to a company owned by D R Horton, Inc. The purchase price was approximately $28.0 million in cash before closing costs and the assumption of the existing debt. The Company recognized a pretax gain during the second quarter of approximately $1.8 million. The operating revenues for Fortress Florida during the three months ended September 30, 2001 and 2000 were approximately $0.3 million and $21.4 million, respectively and for the nine-month period were approximately $25.0 million and $69.7 million, respectively. Pretax income for Fortress Florida during the three months ended September 30, 2001 and 2000 was approximately $0 and $1.3 million, respectively and for the nine-month period was approximately $1.2 million and $3.9 million, respectively. (See Note 8 - Sale of Assets).

In July 2001 the Company sold the assets of its subsidiary Whittaker Homes to Whittaker Builders, Inc., a company owned by Gregory Whittaker, a former owner of Whittaker Homes. The purchase price was approximately $51.4 million, which included $11.8 million in cash before closing costs and the assumption of the subsidiary's existing debt. The purchaser has requested certain purchase price adjustments, which are in dispute. The Company does not believe the outcome will have a material effect. No gain or loss was recognized on the sale, as the assets of Whittaker were written down to fair value less costs to sell during the second quarter of 2001 (see Note 9 - Asset Impairment Charges). The purchase price was determined by arms-length negotiation. The operating revenues for Whittaker Homes during the three months ended September 30, 2001 and 2000 were approximately $0 and $27.1 million, respectively, and for the nine-month period were approximately $28.9 million and $64.2 million, respectively. Pretax (loss)/income before impairment charges for Whittaker Homes during the three months ended September 30, 2001 and 2000 was approximately $0 and $1.2 million, respectively, and for the nine-month period was approximately ($0.9) million and $3.1 million, respectively.

On August 31, 2001, the Company sold its subsidiary Christopher Homes, to The JCS Family #1 Trust, a trust created by J. Christopher Stuhmer, a former owner of Christopher Homes and a former director of Fortress. The purchaser paid approximately $28.0 million, which consists of the assumption of the existing secured debt and other liabilities. The Company recognized a pretax loss of approximately $11.1 million on the sale during the third quarter. The purchase price was determined by arms-length negotiation. The operating revenues for Christopher Homes during the three months ended September 30, 2001 and 2000 were approximately $4.5 and $15.0 million, respectively, and for the nine-month period were approximately $29.9 million and $53.7 million, respectively. Pretax
(loss) before impairment charges for Christopher Homes during the three months ended September 30, 2001 and 2000 was approximately ($0.9) million and ($0.7) million, respectively, and for the nine-month period was approximately ($1.1) million and ($2.6) million, respectively. (See Note 8 - Sale of Assets).

EXTRAORDINARY ITEM

During the second quarter 2001 the Company purchased a total of $45.8 million principal amount of its Senior Notes for a cash price of $24.7 million plus accrued interest. The net after tax gain resulting from this transaction was $10.2 million. (See Note 5 - Notes and Mortgages Payable).

NET INCOME/(LOSS) AND NET INCOME/(LOSS) PER SHARE

Due to the previously described factors, primarily the asset impairment charges, the sale of subsidiaries, the extraordinary item and the income tax effect thereof, net loss for the three months ended September 30, 2001 was $4.6 million, as compared to net income of $3.3 million in the same period of 2000. For the nine-month period ended September 30, 2001, net loss was $1.2 million, as compared to net income of $6.1 million from the same period a year ago. Excluding the impact of the impairment charges, the sale of subsidiaries and the extraordinary item noted above, net income for the three and nine months ended September 30, 2001 would have been approximately $3.2 and $5.9 million, respectively.

Net (loss) per common share for the quarter ended September 30, 2001, was ($1.69) on a basic and diluted basis. For the comparable period of 2000, income per share on a basic and diluted basis was $0.87 and $0.29, respectively. Net (loss) per share for the nine-month period ended September 30, 2001, was ($1.03) on a basic and diluted basis. For the comparable period of 2000 net income per share was $1.34 and $0.80 on a basic and diluted basis, respectively.

(Loss) per share before extraordinary item, on a basic and diluted basis, was ($4.32) for the nine months ended September 30, 2001 compared with income of per share of $1.34 basic and $0.80 diluted for the same period of 2000. Excluding the effect of the asset impairment charges and the sale of subsidiaries, the Company's net income per share before extraordinary item, on a basic and diluted basis, would have been $1.28 and $0.44 for 2001. Diluted net income per share was affected by the decline in net income noted above and by preferred dividends and the number of convertible preferred shares included in the calculation of net income per share noted below. (See Note 7 - Income/(Loss) Per Share).

EBITDA

Earnings before interest, taxes, depreciation and amortization (EBITDA) decreased to $11.8 million (10.0% of revenue) for the three months ended September 30, 2001, as compared to $15.3 million (8.7% of revenue) for the same period in 2000. For the nine-month period EBITDA decreased to $34.4 million (9.0% of revenue) from $39.0 million (8.0% of revenue) for the same period in 2000. The increase in the EBITDA operating margins reflects increases in gross margins offset by higher operating expense percentage due to lower revenue volume. EBITDA is provided as a supplemental measurement of the Company's operating performance. EBITDA does not represent cash flows from operations as defined by GAAP and should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. In addition, EBITDA measures presented by the Company may not be comparable to other similarly titled measures of other companies.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operating activities involve several components, principally home construction, land development, and mortgage loan origination for home purchasers. During the nine months ended September 30, 2001, the Company's operating activities, taken in the aggregate, utilized approximately $60.3 million of cash. This cash utilization was the result primarily of increases in inventories of approximately $71.0 million, primarily from core operations, which is consistent with the Company's growth in its backlog for core operations since year-end and the seasonal nature of the homebuilding industry. Partially offsetting the inventory increase was a decrease in construction liabilities of approximately $5.0 million and depreciation and amortization charges of approximately $5.4 million.

The Company's investing activities provided approximately $36.2 million in cash, due primarily to the sale of four subsidiaries for approximately $41.0 million. These inflows of cash were partially offset by purchases of property and equipment totaling approximately $5.0 million.

Financing activities provided $30.7 million of cash flow. $58.1 million was provided from net borrowings under notes and mortgages payable, which were used to finance the buildup of inventory. Offsetting these increased borrowings was the $27.5 million in cash used to retire Senior Notes.

The Company has completed the execution of a significant restructuring plan started with the sale of Brookstone Homes (Southern Wisconsin market) which closed in February 2001. The plan included the sale or disposition of five non-core operations and the repayment of $45.8 million of senior notes resulting in a core company that operates in ten markets in three regions. the Planning Committee, which has overseen the Company's restructuring plan implementation, continues to review strategic alternatives.

The Company regularly refinances existing loan agreements and executes new loan agreements. Approximately $250.6 million of homebuilding-related secured lending facilities were in place at the subsidiary level at September 30, 2001. Under these credit facilities, the Company had borrowed $142.4 million at September 30, 2001. The total amount available under these commitments varies based on individual loan covenants and inventory levels.

Under the terms of the Company's Senior Note Indenture, the Company's ability to incur new debt, beyond existing secured debt amounts, is limited to $50 million of new debt incurrence, if the Company's Consolidated Fixed Charge Coverage Ratio (as defined in the Indenture) is below a ratio of two-to-one. As of September 30, 2001, the Company's Consolidated Fixed Charge Coverage Ratio was above two-to-one. In addition the Company had in excess of $5.0 million available under the Indenture for Restricted Payments. (See Note 5 - Notes and Mortgages Payable).

As of September 30, 2001 the Company had cash and cash equivalents on hand of $14.1 million. The Company believes that funds available through the existing credit facilities coupled with the cash on hand and cash generated through operations should be adequate for the anticipated cash needs for the foreseeable future. However, there can be no assurances that any current working capital lender will agree to renew or extend its existing facility or, if renewed, that such renewal or extension would be on similar or more advantageous terms.

At September 30, 2001, the Company had 2,845 lots in inventory beyond those already in backlog. This represents, in the aggregate, an estimated seventeen-month supply of land based on sales absorption rates for the first nine months of 2001. One of the Company's operating strategies is to keep a relatively low supply of finished lots and lots under development in order to manage and minimize risk associated with land ownership. The Company utilizes land options and other contractual arrangements as methods of controlling and subsequently acquiring land. In markets where lot options are not readily available to meet its needs, the Company is pursuing additional off-balance sheet arrangements to reduce its future economic risk. The Company plans to continue these practices and expects to exercise, subject to market conditions, substantially all of its option contracts. At September 30, 2001, the Company had an additional 5,467 lots under option representing an additional 33-month supply of land based on the same absorption rates as above.

The Company may experience a change of control (as defined in the Senior Note Indenture) as a result of the Supplemental Warrants becoming exercisable. See "Risk Factors - Potential Obligation to Make Change in Control Offer," in the Company's Annual Report on Form 10-K and "Supplemental Warrants" on page 23 on this Form 10-Q. The Company's liquidity position could be materially and adversely affected if it becomes obligated to make a change in control offer to redeem the Senior Notes. The Company's ability to satisfy its obligations in such circumstances will depend upon its ability to raise capital or sell assets in a timely manner.

The Company's Senior Notes are payable in full at maturity in 2003. There is substantial risk that the Company will not be able to repay the Senior Notes from operating cash flow, and there is no assurance that the Company will be able to refinance such debt upon maturity on similar or any terms. The Company has implemented the restructuring plan (which included the reduction of indebtedness associated with the disposition of the non-core divisions and the retirement of $45.8 million in Senior Notes) (See Note 5 - Notes and Mortgages Payable and Note 8 - Sale of Assets) in material part for the purpose of minimizing the repayment and/or refinancing risk associated with the Senior Notes. The Company believes that although a refinancing risk remains, such risk has been reduced on account of the successful completion of the restructuring plan. The Company continues to review strategic alternatives which could reduce and/or eliminate the refinancing risk associated with the Senior Notes.

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

On April 5, 2001, Nasdaq notified the Company that its common stock had failed to maintain a minimum market value of public float of $5 million over the preceding thirty consecutive trading days and that the Company's common stock would be delisted if the Company was unable to demonstrate on or before July 5, 2001 that its common stock had maintained a minimum market value of public float for a minimum of ten consecutive trading days before such date. On July 6, 2001 the Company received notice of delisting. In response to the Nasdaq's notification, the Company filed an appeal, which stayed the delisting until the appeal was decided. Subsequent to these events the Company received notice from the Nasdaq Listing Qualification Panel that the Company would not be de-listed from the Nasdaq National Market. This decision is a result of a general moratorium implemented by NASDAQ with respect to minimum bid and public float requirements following the September 11, 2001 tragedy and related economic impact of that event upon markets. The minimum bid and public float requirements have been suspended until January 2, 2002. As a result of the Panel's latest decision, the hearing file has been closed. The Panel did not rule upon the merits of the Company's appeal of the de-listing of the Company's stock.

FAILURE TO MAKE PAYMENTS ON PREFERRED STOCK

The Company's Senior Note Indenture (the "Indenture") includes certain restrictions if the Company's Consolidated Fixed Charge Coverage Ratio (basically EBITDA to interest incurred for the Company and its Restricted Subsidiaries (as defined in the Indenture)) is below a ratio of two-to-one (the "Coverage Test"). As a result, this Indenture also restricts, and under certain conditions prevents, certain payments, including the payment of dividends and the repurchase or redemption of the Company's stock (the "Restricted Payments Covenant"), based in part on the Coverage Test. Beginning June 30, 2000, the Company did not meet the Coverage Test and accordingly the Company has not made its quarterly dividend payments since June 30, 2000 on 28,500 shares of its outstanding Class AAA 9% Preferred Stock, with an aggregate liquidation preference of $28,500,000. The total amount of the dividends accrued, as of September 30, 2001 was approximately $3.3 million for the five quarters ended September 30, 2001, and has been included in accrued expenses. In addition, 600 shares of the Company's outstanding Series E Preferred Stock, with an aggregate liquidation preference of $60,000, became subject to mandatory redemption upon request of the holder, which request was exercised. The Company has not redeemed the Series E Preferred Stock. The Company did not pay the dividend on the Class AAA Preferred Stock or redeem the Series E Preferred Stock in order to avoid the possibility of violating the Restricted Payments Covenant. As of September 30, 2001, the Company met the Fixed Charge Coverage Ratio and intends to pay substantially all of these amounts to the extent it can do so.

Under the terms of the Class AAA Preferred Stock, if the Company fails to pay dividends on the Class AAA Preferred Stock, the holders of the Class AAA Preferred Stock are entitled to elect directors of the Company constituting a majority of the Company's board. This right matures once a Payment Default (as defined in the Class AAA Preferred Stock) is declared by the holders of the Class AAA Preferred Stock and continues until such time as the Company has (i) cured any and all Payment Defaults and (ii) paid dividends currently under the Class AAA Preferred Stock for four consecutive quarterly periods. On October 11, 2000, the Company received notice from the holders of the Class AAA Preferred Stock acknowledging that although the Company failed to pay the quarterly dividend due on October 2, 2000, the holders were not invoking their rights to declare a Payment Default at that time. The holders of the Class AAA Preferred Stock also expressly reserved and stated that they were not waiving any rights they may have against the Company. The amounts referred to in the preceding paragraph will substantially reduce, but not eliminate, the amount owed to the holders.



SUPPLEMENTAL WARRANTS

By a letter of agreement dated October 25, 2001 (which superseded and replaced a letter of agreement dated March 29, 2001), Prometheus and the Company agreed to amend the Supplemental Warrants to limit the number of Supplemental Warrants which may be exercised by Prometheus and its affiliates prior to the "Extended Exercise Date" to a number equal to the number of shares of common stock of the Company which would not cause such Warrant Holder, or any "group" of which the Warrant Holder is a member, to be deemed beneficially to own 50% or more of the aggregate voting power of the common equity of the Company. The Extended Exercise Date is the first to occur of (a) March 31, 2002, (b) the day preceding the day on which any "Event of Default" under the Indenture governing the Company's outstanding Senior Notes occurs, (c) the day on which such Indenture ceases to require the Company to make a "Change of Control Offer" upon the occurrence of a "Change of Control", (d) the tenth day prior to the record date for taking certain actions by stockholders of the Company, (e) the tenth day prior to the announced expiration date of any tender offer for shares of the Company's common stock, or (f) the date as of which a "change of control" occurs by reason of any circumstance or event other than the taking by Prometheus of any action which causes an increase in the number of shares of common stock beneficially owned by Prometheus. Based upon the amendment to the Supplemental Warrants, unless the obligation under the Senior Note Indenture to make a "Change of Control Offer" following a change of control is removed (whether by amendment, waiver, payment of the Senior Notes, or otherwise) or the Supplemental Warrants are further amended, a Change of Control would be deemed to occur by no later than 60 days prior to March 31, 2002 and the Company would be required to commence a "Change of Control Offer" no later than 30 days prior to March 31, 2002.

STATEMENT ON FORWARD-LOOKING INFORMATION

Certain information included in this report is "forward-looking" within the meaning of the Private Securities Litigation Reform Act of 1995. You can identify this information by use of words like "may," "will," "expect," "anticipate," "estimate," or "continue" or similar expressions. Such statements represent the Company's judgment and involve known and unknown risks, uncertainties and other factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. Such risks, uncertainties and other factors include, but are not limited to, fluctuations in interest rates, availability of raw materials and labor costs, levels of competition, housing demand in our markets, the effect of government regulation, the availability of capital, the continued listing of the Company's stock on the Nasdaq National Market, the price of the Company's common stock, weather conditions, changes in general economic conditions and other factors which may adversely effect The Fortress Group's operating results including net income and/or net income per share.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The principal material financial market risk to which the Company is exposed is interest rate risk. The Company's exposure to market risk for changes in interest rates relates primarily to refinancing long-term fixed rate obligations, the opportunity cost of fixed rate obligations in a falling interest rate environment and its variable rate lines of credit. The Company enters into debt obligations primarily to support general corporate purposes including acquisition of real estate properties, capital improvements and working capital needs. The Company utilizes forward sale (best efforts and mandatory) commitments to mitigate the risk associated with the mortgage loan portfolio. Other than the commitments noted above, the Company does not utilize interest rate swaps, forward option contracts on foreign currencies or commodities, or other types of derivative financial instruments. The Company believes that its overall balance sheet structure has re-pricing and cash flow characteristics that mitigate the impact of interest rate movements. The Company's interest rate risk has not changed significantly from that disclosed in its 2000 Form 10-K.

PART II - OTHER INFORMATION

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company has not made its quarterly dividend payments since June 30, 2000 on 28,500 shares of its outstanding Class AAA 9% Preferred Stock, with an aggregate liquidation preference of $28,500,000. The total amount of the dividends accrued as of September 30, 2001 is approximately $3.3 million and has been included in accrued expenses. In addition, 600 shares of the Company's outstanding Series E Preferred Stock, with an aggregate liquidation preference of $60,000, became subject to mandatory redemption upon request of the holder, which request was exercised. The Company has not redeemed the Series E Preferred Stock. The Company did not pay the dividend on the Class AAA Preferred Stock or redeem the Series E Preferred Stock in order to avoid the possibility of violating the restricted payments covenant under the indenture. As of September 30, 2001, the Company met the Fixed Charge Coverage Ratio and intends to pay substantially all of these amounts to the extent it can do so.

Under the terms of the Class AAA Preferred Stock, if the Company fails to pay dividends on the Class AAA Preferred Stock, the holders of the Class AAA Preferred Stock is entitled to elect directors of the Company constituting a majority of the Company's board. This right matures once a Payment Default (as defined in the Class AAA Preferred Stock) is declared by the holders of the Class AAA Preferred Stock and continues until such time as the Company has (i) cured any and all Payment Defaults and (ii) paid dividends currently under the Class AAA Preferred Stock for four consecutive quarterly periods. On October 11, 2000, the Company received notice from the holders of the Class AAA Preferred Stock acknowledging that although the Company failed to pay the quarterly dividend due on October 2, 2000, the holder was not invoking its right to declare a Payment Default at that time. The holders of the Class AAA Preferred Stock also expressly reserved and stated that it was not waiving any rights it may have against the Company. The amounts referred to in the preceding paragraph will substantially reduce, but not eliminate, the amount owed to the holders.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(A)     EXHIBITS.

        Number     Description

        2.10 Asset Purchase Agreement dated June 6, 2001, by and between Whittaker Builders, Inc. and Registrant (incorporated by reference to Exhibit 2.10 to Form 8-K filed on July 13,
                   2001).

        2.11 Purchase Agreement dated April 5, 2001, among J. Christopher Stuhmer, Christopher Homes, LLC, Fortress Holding-Virginia, Inc. and Registrant (incorporated by reference to Exhibit 2.11 to Form 8-K filed on September 11, 2001).

(B)     REPORTS ON FORM 8-K.

        Form 8-K, filed July 13, 2001, pursuant to Item 2, the disposition of the assets of the Company's subsidiary Whittaker Homes.

        Form 8-K, filed September 11, 2001, pursuant to Item 2, the disposition of the Company's interest in its subsidiary Christopher Homes.

           SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   THE FORTRESS GROUP, INC.


Date:   November 14, 2001                               By:     /S/ George C. Yeonas
        -------------------------------                    ----------------------------
                                                        George C. Yeonas
                                                        Chief Executive Officer



Date:   November 14, 2001                               By:     /S/ Jeffrey W. Shirley
        -------------------------------                    ----------------------------
                                                        Jeffrey W. Shirley
                                                        Chief Financial Officer
                                                        and Principal Accounting Officer