Form 10-K405
period 2001-12-31
FORTRESS GROUP INC
filed 2002-03-29
CIK 1010607

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001      Commission file number 0-28024

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

                          Common Stock, par value $.01

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES X No

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        Aggregate market value of the voting stock held by non-affiliates of the registrant as of March 26, 2002 was $8,706,305.

        As of March 26, 2002, 3,119,195 shares of the Registrant's Common Stock, $.01 par value per share, were outstanding.

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

            PART I

ITEM 1.  BUSINESS

INTRODUCTION

The Fortress Group, Inc. (the "Company" or "Fortress") is a regional homebuilding company engaged in designing, building and selling single family homes in five regional housing markets. The Company offers high-quality, innovative homes, targeting a diverse range of market segments including the first-time and move-up buyers to semi-custom homebuyers. The Company markets single family detached and attached homes ranging in size from 1,100 to 5,000 square feet at prices ranging generally from $110,000 to $600,000.

The Company was formed in June 1995 to create a national homebuilding company through the simultaneous acquisition of four homebuilding companies and an initial public offering of the Company's equity and debt securities. Subsequent to the initial acquisitions the Company acquired nine additional homebuilding companies from 1996 to 1998. In 1999, the Company sold the assets of one subsidiary, consolidated the operations of two subsidiaries that were operating in the same market areas, and closed down the operations of a third subsidiary.

During 2001, the Company began a phased restructuring program, which led to the sale of eight additional subsidiaries. The Company's objective was to reduce debt and other liabilities and at the same time increase consolidated tangible net-worth and liquidity. The resulting smaller, more focused Company is concentrated on enhancing operations in the Company's remaining markets. A Planning Committee established by the Board of Directors (the "Planning Committee") is continuing to evaluate various strategic alternatives and make recommendations to the Board of the Directors which may result in, without limitation, the sale of additional assets, one or both of the remaining operating subsidiaries, the mortgage company, or of the Company. Until such time as a disposition occurs, the Company will continue acquiring land and building and selling single-family homes. (See Dispositions - page 7).

The Company elected to early adopt, effective January 1, 2001, Statement of Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). Under SFAS No. 144, the Company has reported the results of operations and cash flows of the operating subsidiaries sold in 2001 and the division classified as held for sale as discontinued operations for all periods presented. The results of operations and related losses associated with operating subsidiaries sold prior to the effective date of the Company's adoption of SFAS No. 144 have not been reclassified to discontinued operations in accordance with the Statement.

The Company conducts homebuilding operations in the following markets:

STATES         MARKET AREAS                YEAR ENTERED          MARKETING NAME
------         ------------                ------------          --------------
Arizona        Tucson                          1996              The Genesee Company

Colorado       Denver, Fort Collins            1996              The Genesee Company

Texas          Austin and San Antonio          1996              Wilshire Homes

In January 1997, Fortress formed Fortress Mortgage, Inc. ("Fortress Mortgage"), a wholly-owned subsidiary, to provide mortgage financing to the Company's customers. Fortress Mortgage is licensed as a mortgage banker in Arizona, California, Colorado, Illinois, Missouri, New Jersey, Pennsylvania, Texas, and Virginia.

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

The table below details the product offerings of and the number of lots controlled by the Company in each of its continuing operating subsidiaries at December 31, 2001.

OPERATING DIVISION        AVERAGE SELLING PRICE      PRODUCT RANGE (SQ. FT)     TOTAL LOTS UNDER CONTROL
------------------        ---------------------      ----------------------     ------------------------
The Genesee Company             $262,400                  1,100-3,800                     2,848

Wilshire Homes                  $216,500                  1,200-5,000                     2,100

LAND ACQUISITION AND DEVELOPMENT

The Company's policies and strategies regarding land acquisition and development vary and are dictated by the specific market conditions where the Company conducts its operations. Overall, the Company's land acquisition and development practices include (i) acquiring and exercising options to purchase finished lots; (ii) purchasing finished lots; (iii) controlling (by option or conditional purchase contract) fully entitled land; (iv) securing options to purchase land, which options are subject to the seller obtaining required entitlements; and (v) in some instances, controlling or purchasing raw land and assuming the cost of obtaining the necessary entitlements. Generally, the Company seeks to minimize its overall land costs and the risks associated with owning unentitled land by, whenever possible, using options and other purchase arrangements that allow the Company to control land through the entitlement process but defer the acquisition of such land until the entitlement process has been completed and the Company is prepared to commence construction. The Company has also entered into contracts where it acts as a general contractor providing construction and marketing services but avoiding land development risk.

The Company selects land for development based upon a variety of factors, including (i) internal and external demographic and marketing studies; (ii) financial review as to the feasibility of the proposed project, including total investment risk, projected profit margins and return on capital employed; (iii) competition for the proposed project; (iv) the ability to secure governmental approvals and entitlements; (v) results of environmental and legal due diligence; (vi) proximity to concentrated job markets, quality school districts and local traffic corridors; (vii) infrastructure requirements for grading, drainage, utilities and streets; and (viii) management's judgment as to the real estate market, economic trends and the Company's experience in a particular market. The Company does not acquire land without the approval of its Project and Feasibility Review Committee, a group composed of Senior Management and members of the Company's Board of Directors.

The Company strives to develop a design and marketing concept for each of its communities based on the specific geographic and target market, which includes determination of size, style, price range of homes, layout of streets, size and layout of individual lots and overall community design. The development and construction of each project are managed by the Company's local operations.

At December 31, 2001, the Company's continuing operations had homes under construction on 615 lots and owned 1,236 finished lots and 378 lots held for or under development. As of December 31, 2001, the Company's continuing operations also had under contract or option, subject to the satisfaction of the Company's purchase contingencies, 2,719 finished, undeveloped or partially developed lots.

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

The Company generally provides a one-year limited warranty of workmanship and materials with each of its homes although warranty policies may differ within each local operation and by community. The Company's subcontractors generally provide the Company with an indemnity and a certificate of insurance prior to receiving payments for their work; therefore, claims relating to workmanship and materials are primarily the responsibility of the Company's subcontractors. In many cases, the Company supplements its one-year limited warranty with a ten-year limited warranty on structural items, through policies purchased from third parties. Historically, the Company's divisions have not incurred material costs relating to warranty claims or defects in construction.

SALES AND MARKETING

Each of the Company's subsidiaries is responsible for the sales and marketing activities relating to its communities. The Company makes extensive use of advertising and other promotional activities, including newspaper advertisements, brochures, direct mail and signage in the immediate areas of its developments. In addition the Company utilizes extensive market research developed internally and provided by third parties. The Company believes that each of its local operations has an established reputation for developing high quality homes in the markets it serves, which generates additional interest in the Company's new communities.

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

The Company's objective is to enter into sales contracts for its homes in advance of construction, thereby reducing the risk of unsold inventory. Depending on market conditions and the specific project, the

Company may also build speculative homes. Speculative homes are homes that are under construction or completed but for which the Company does not yet have sales contracts. These homes are often sold while under construction or soon after completion. The Company reviews local market factors, such as new employment opportunities, significant job relocations and growing housing demand, in determining an appropriate level of speculative home inventory. The construction of such homes is often necessary to supply homes to individuals who are relocating and who have immediate housing needs. The Company's sales contracts for its homes generally provide for mortgage approval within a specified period. The Company attempts to minimize cancellations by requiring a nonrefundable cash deposit of on average 5% to 10% of the purchase price for buyers using conventional financing and by training its sales force to assess the qualification of potential homebuyers.

BACKLOG

The Company's homes are generally offered for sale in advance of their construction. The majority of the Company's homes sold in 2001 were sold pursuant to standard sales contracts entered into prior to commencement of construction. Such sales contracts are usually subject to certain contingencies such as the buyer's ability to qualify for financing. Homes covered by such sales contracts but not yet delivered are considered the Company's "backlog." As of December 31, 2001, the Company's continuing operations had backlog of $116.8 million (403 homes). The Company does not recognize revenue on homes covered by such contracts until the sales are closed and the risk of ownership has been legally transferred to the buyer.

CUSTOMER FINANCING

In January 1997, the Company created Fortress Mortgage for the purpose of providing mortgage origination and centralized underwriting to the buyers of homes sold by the Company's subsidiaries. Fortress Mortgage is approved by the Federal Housing Administration (FHA) and Veterans Administration (VA) as a qualified mortgage lender and is licensed as a mortgage banker in Arizona, California, Colorado, Illinois, Missouri, New Jersey, Pennsylvania, Texas, and Virginia. The mortgage company facilitates the sale of the Company's homes through the origination of first mortgage loans utilizing programs established by FHA, VA, Government National Mortgage Association (GNMA), Federal National Mortgage Association (FNMA) and Federal Home Loan Mortgage Corporation (FHLMC). As a mortgage banker, Fortress Mortgage completes the processing of loan applications, performs credit checks, processes applications to underwrite loans and originates and subsequently sells the mortgage loans.


CORPORATE OPERATIONS

The Company's corporate personnel oversee the Company's local operations. Senior managers of the Company have extensive homebuilding experience. This senior management group is primarily responsible for formulating and implementing the Company's policies and procedures to promote the cohesiveness and direction of its local operations. As a result of the planned restructuring activities related to the asset sales (See Introduction above) the Company has implemented a plan to reduce corporate staffing.

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

DISPOSITIONS

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

During 2001, the Company began a phased restructuring program, which led to the sale of eight additional subsidiaries. The Company's objective was to reduce debt and other liabilities and at the same time increase consolidated tangible net worth and liquidity. The resulting smaller, more focused Company is concentrated on improving operations in the Company's remaining markets.

In February 2001, the Company sold Brookstone Homes ("Brookstone") to a company owned by the Company's former Chief Operating Officer. The sales price was approximately $10.2 million, which included approximately $4.1 million in cash before closing costs. An impairment charge of approximately $2.6 million was recognized in the fourth quarter of 2000 in anticipation of the sale. Brookstone's operating revenues for the years ended December 31, 2001 and 2000 were approximately $1.2 million and $28.1 million, respectively. Pretax
(loss)/income, excluding impairment charges for the same periods, were approximately ($30,000) and $1.1 million, respectively. Brookstone operated in the Milwaukee, Wisconsin area.

In May 2001, the Company sold the assets of its subsidiary Fortress-Florida, Inc. to a company owned by D R Horton, Inc. The purchase price was approximately $49.9 million, which included approximately $28.0 million in cash before closing costs and the assumption of the existing debt. The Company recognized a pretax gain on sale of approximately $1.8 million. Fortress Florida's operating revenues for the years ended December 31, 2001 and 2000 were approximately $25.0 million and $104.6 million, respectively. Pretax income before the gain on sale for the same periods, were approximately $1.2 million and $6.2 million, respectively. Fortress Florida operated in the Jacksonville, Florida area.

In July 2001, the Company sold the assets of its subsidiary Whittaker Homes ("Whittaker") to Whittaker Builders, Inc., a company owned by one of the former owners of Whittaker Homes and a former manager of Whittaker Homes after it became a subsidiary of the Company. The purchase price was approximately $51.4 million, which included $11.8 million in cash before closing costs and the assumption of the subsidiary's existing debt. The Company recognized a pretax loss on sale of approximately $13.8 million. Whittaker's operating revenues for the years ended December 31, 2001 and 2000 were approximately $28.9 million and $82.6 million, respectively. Pretax (loss)/income excluding the loss on sale for the same periods, were approximately ($0.9) million and $3.4 million, respectively. Whittaker operated in the St. Louis, Missouri area.

In August 2001, the Company sold its subsidiary Christopher Homes ("Christopher"), to The JCS Family #1 Trust, a trust created by the former owner of Christopher Homes and a former director of the Company. The sales price was approximately $28.0 million, which consisted of the assumption of the existing secured debt and other liabilities. The Company recognized a pretax loss of approximately $11.1 million on the sale. Christopher's operating revenues for the years ended December 31, 2001 and 2000 were approximately $29.7 million and $66.0 million, respectively. Pretax (loss) excluding the loss on sale for the same periods, were approximately ($1.1) million and ($3.6) million, respectively. Christopher operated in the Las Vegas, Nevada area.

In October 2001, the Company sold its subsidiary Quail Construction, LLC and associated entities ("Quail") to JLG Investments, LLC a company owned by one of the former owners of Quail Construction and its manager after it became a subsidiary of the Company. The sale price for the subsidiary was approximately $1.8 million, in the form of the assumption of secured debt and other liabilities. The Company recognized a pretax loss of approximately $2.1 million on the sale. Quail's operating revenues for the years ended December 31, 2001 and 2000 were approximately $8.1 million and $15.6 million, respectively. Pretax (loss) before the loss on sale for the same periods, were approximately ($0.6) million and ($2.3) million, respectively. Quail operated in the Portland, Oregon area.

In December 2001, the Company sold its subsidiary Don Galloway Homes ("Galloway"), and substantially all of the assets of Sunstar Homes ("Sunstar") to Lennar Corporation. The sales price was approximately $50.0 million, which included approximately $20 million in cash before closing costs and the assumption of existing debt and other liabilities. The Company recognized a pretax loss of approximately $20.0 million on the sale. The combined operating revenues of Galloway and Sunstar for the years ended December 31, 2001 and 2000 were approximately $103.5 million and $110.2 million, respectively. Combined pretax income before the loss on sale for the same periods were approximately $4.9 million and $5.9 million, respectively. Galloway operated in Charlotte, North Carolina and Charleston, South Carolina and Sunstar operated in Raleigh, North Carolina.

In the fourth quarter of 2001, the Company made a decision to sell the assets of its subsidiary Iacobucci Homes ("Iacobucci"). The Company sold the assets to The Baker Company on February 28, 2002. The purchase price was approximately $27.0 million, which included approximately $11.6 million before closing costs plus the assumption by the purchaser of substantially all of the subsidiary's liabilities. An impairment charge of approximately $3.0 million was recognized in the fourth quarter of 2001 in anticipation of the sale. Iacobucci's operating revenues for the years ended December 31, 2001 and 2000 were approximately $60.2 million and $42.3 million, respectively. Pretax income before impairment charges for the same periods were approximately $1.7 million and $1.8 million, respectively. Iacobucci operated in the Philadelphia, Pennsylvania and Atlantic City, New Jersey areas.

In each of the above transactions the Company has accrued appropriate reserves to cover retained liabilities. However, these transactions include customary representations, warranties and other covenants, which may or may not result in financial exposure. These representations, warranties and covenants generally expire throughout 2003. To date, no claims have been brought to the Company in excess of the reserved amounts.

EXECUTIVE OFFICERS OF THE COMPANY

The executive officers of the Company are as follows:

              Name          Age                           Position
              ----          ---                           --------
    George C. Yeonas        47            Chief Executive Officer and Director
    Jeffrey W. Shirley      43            Chief Financial Officer
    Edward Horne            48            President of the Texas Region
    Robert Short            56            President of the Western region

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

Edward Horne served as Western Regional Vice President for Fortress from 1997 to 1999 following the acquisition of his company, Wilshire Homes. In 1999, he was named Texas Region President of the combined operations of Wilshire and Buffington Homes. Previously, Mr. Horne served as Chief Executive Officer of Wilshire Homes, Inc., from its inception in 1991 until the Fortress Group acquired it in April 1997. Mr. Horne previously served in several executive positions for Nash-Copus, including four years in charge of apartment development and five years overseeing the Houston single family division. In addition, Mr. Horne was involved at the Trammel Crow Company in 1988 assisting the Crow family in the restructuring of their real estate debt. From 1989 to 1991, Mr. Horne served as the trustee for 13 banks in the General Homes restructure in Houston. He is a member of the Austin Homebuilders Association, Austin Board of Realtors and the Texas Association of Realtors.

Robert Short has been director of the Fortress Group since 1996 and has been president and Chief Executive Officer of The Genesee Company since 1980. In 1999, Mr. Short took on additional responsibility as Western Region President. From 1974 to 1980, Mr. Short was the Director of Administration for the Genesee Land Company, a real estate investment subsidiary of the Fidelity Mutual Life Insurance Company. From 1971 to 1974, he served as a Vice President of the Continental Alliance Corporation, a diversified holding company with interests in real estate development. From 1969 to 1971, Mr. Short was a management consultant for Touche Ross & Company. Mr. Short is a certified public accountant and has served on the Residential Development Council of the Urban Land Institute, the boards of the Homebuilders Association of Denver and the National Association of Homebuilders.

EMPLOYEES AND SUBCONTRACTORS

The Company employs 322 persons, including corporate staff and other personnel involved in sales, construction management and customer service. The Company's employees, subcontractors and suppliers are not covered by collective bargaining agreements or represented by labor unions. The Company believes that its relations with its employees, subcontractors and suppliers are good.

RISK FACTORS

SUPPLEMENTAL WARRANTS; POTENTIAL CHANGE IN CONTROL; DILUTION. In connection with the issuance of the Company's Class AAA preferred stock to Prometheus Homebuilders LLC ("Prometheus"), the Company also issued to Prometheus Supplemental Warrants to purchase common stock at an exercise price of $0.01 per share. The Supplemental Warrants expire on March 31, 2004. By agreement dated July 31, 2001, the Company and the holders of the Supplemental Warrants agreed to amend the Supplemental Warrant Agreement to set the number of supplemental warrants at 5,937,500 unless the price of the common stock by September 30, 2001 exceeded $8.00 per share in which case the number of Supplemental Warrants would be determined in accordance with the terms as previously disclosed in the Company's financial statements as reported on prior years Form 10-K. Further, it was agreed that each Supplemental Warrant shall, at all times during which such Supplemental Warrant shall be exercisable, be exercisable for the purchase of one share of common stock. On September 30, 2001, the price of the common stock did not exceed $8.00 per share. The Company and the holders of the Supplemental Warrants also agreed to clarify the application of the Registration Rights Agreement to recognize a recent transfer by Prometheus of a portion of the Class AAA Preferred Stock and Supplemental Warrants.

The Supplemental Warrants were initially scheduled to become exercisable on September 30, 2001. However, by a letter of agreement dated March 20, 2002 (which superseded and replaced previous letters of agreement), Prometheus and the Company agreed to amend the Supplemental Warrants to limit the number of Supplemental Warrants which may be exercised by Prometheus and its affiliates prior to the "Extended Exercise Date" to a number equal to the number of shares of common stock of the Company which would not cause the holder of the warrants or any "group" of which such holder is a member to be deemed beneficially to own 50% or more of the aggregate voting power of the common equity of the Company. The Extended Exercise Date is the first to occur of (a) January 1, 2003, (b) the day preceding the day on which any "Event of Default" under the Indenture governing the Company's outstanding Senior Notes occurs, (c) the day on which such Indenture ceases to require the Company to make a "Change of Control Offer" upon the occurrence of a "Change of Control", (d) the tenth day prior to the record date for taking certain actions by stockholders of the Company, (e) the tenth day prior to the announced expiration date of any tender offer for shares of the Company's common stock, or (f) the date as of which a "change of control" occurs by reason of any circumstance or event other than the taking by Prometheus of any action which causes an increase in the number of shares of common stock beneficially owned by Prometheus. Based upon the amendment to the Supplemental Warrants, unless the obligation under the Senior Note Indenture to make a "Change of Control Offer" following a change of control is removed (whether by amendment, waiver, payment of the Senior Notes, or otherwise) or the Supplemental

Warrants are further amended, a Change of Control would be deemed to occur by no later than 60 days prior to January 1, 2003, and the Company would be required to commence a "Change of Control Offer" no later than 30 days prior to January 1, 2003. See "Potential Obligation to Make Change of Control Offer."

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

PROMETHEUS VOTING RIGHTS. Pursuant to the terms of the Class AAA preferred stock, Prometheus has the right to elect three Preferred Stock directors of the current seven-member board of directors. A proportionate number of the Preferred Stock directors also are entitled to serve on each committee of the Board of Directors. Upon the occurrence of certain events under the Class AAA preferred stock (which principally consists of non-payment of dividends or other obligations), Prometheus is entitled to elect additional Preferred Stock directors sufficient to constitute a majority of the board of directors and all committees of the board of directors. Due to the certain restrictions in the Senior Note Indenture that existed during the latter part of 2000 and through the third quarter of 2001, dividends during that time period were not paid in a timely manner. Dividends payable totaled approximately $1.3 million and are included in accrued expenses at December 31, 2001 (See Note 8 - Notes and Mortgages Payable in the Company's consolidated financial statements, included in Item 8 of this report). These dividends were paid in full on January 15, 2002 (See Note 22 - Subsequent Events in the Company's consolidated financial statements, included in Item 8 of this report). Prometheus has not exercised its rights to elect a majority of the board of directors but has reserved its right to make such an election. This right continues until the Company has paid dividends currently for four consecutive quarters.

Prometheus, as the majority holder of Class AAA preferred stock, is entitled to vote on all matters voted on by holders of common stock, voting together with the common stock as a single class at all meetings of the stockholders. Each share of Class AAA preferred stock entitles its holder to cast the number of votes equal to the number of shares of common stock into which such share of Class AAA preferred stock is convertible, based on the $24.00 per share conversion price. Based upon its ownership of $25,000,000 initial liquidation value (25,0000 shares, representing 87.7%) of Class AAA preferred stock and 224,711 shares of common stock, Prometheus currently holds approximately 30% of the total voting power of the Company's stock. In addition, Prometheus is the voting trustee of a voting trust with respect to the other 3,500 shares of Class AAA Preferred Stock, representing approximately 3.4% of the outstanding voting stock and 1.4% of the voting stock if all Supplemental Warrants are exercised. As described above, upon the exercise of the Supplemental Warrants, Prometheus could acquire up to 5,208,375 additional shares of common stock which, together with the shares of AAA Preferred and of common stock it already owns, would give Prometheus up to 65% of the total voting power of the Company's stock

Prometheus, as the majority holder of the Class AAA preferred stock also has certain consent rights, which require the approval of the holders of at least 66 2/3% of the Class AAA preferred stock to effect certain significant corporate actions or transactions, including a merger or sale of substantial assets. Further, under the Company's amended bylaws, and the amended bylaws of the Company's subsidiaries, the Company may not, and may not permit any of its subsidiaries to, engage in or agree to engage in a number of significant actions or transactions, including adopting an annual operating budget, taking actions materially inconsistent with the budget, incurring new debt and issuing securities, without the affirmative vote of over 81% of the board of directors. Therefore, the Company needs the approval of at least two of the three Preferred Stock directors (together with four non-Preferred Stock directors) to engage in significant actions or transactions.

As a result of the foregoing rights, Prometheus has substantial influence over, and could under certain circumstances obtain control of, the direction and management of the Company and the conduct of its business.

POTENTIAL OBLIGATION TO MAKE CHANGE OF CONTROL OFFER. Under the Senior Note Indenture, the Company would be obligated to offer to redeem all of the Senior Notes at 101% of their aggregate principal amount plus any accrued and unpaid interest following a Change of Control of the Company, as defined in the Indenture. This definition includes any transaction that results in any person acquiring "beneficial ownership" (as defined in Securities Exchange Act Rule 13d-3) of 50% or more of the total voting power of the Company's common equity. Consequently, a Change of Control will be deemed to take place at any time (among others) that Prometheus has the right, within 60 days of such time, to exercise such number of Supplemental Warrants that, following such exercise, by reason of its ownership of the shares of common stock issuable upon such exercise and all other shares of common stock beneficially owned by Prometheus and any group of which it is a member, it would beneficially own 50% or more of the total voting power of the Company's common equity. See "Supplemental Warrants; Potential Change in Control" above. The Company currently does not have the requisite liquidity from internal sources to fund a Change of Control redemption of all of the Senior Notes. Any failure by the Company to make and consummate a required change of control offer could result in an event of default under the Indenture that would materially and adversely affect the Company.

MATURITY OF SENIOR NOTES. As of March 8, 2002 the Company has $33.3 million outstanding of its Senior Notes, which mature in May 2003. The Company continues to explore alternatives for discharging this obligation, including refinancing the remaining obligations, continued open market repurchases and/or the sale of additional assets in order to repay the Senior Notes obligations on or before their maturity date. No assurances can be given that the Company will be able to refinance or repay the remaining Senior Notes.

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

Additionally, due to the downsizing of the Company it is subject to greater market risk and commodity price variance because of a reduction in the overall markets in which it operates. In particular, the Company's assets are heavily weighted towards the Austin, Texas and Denver/Ft. Collins, Colorado markets.

GOVERNMENT REGULATIONS AND ENVIRONMENTAL CONTROLS. The Company is subject to a variety of Federal, state and local statutes, ordinances, rules and regulations concerning protection of health and the environment. These laws may result in delays, cause the Company to incur substantial compliance costs and prohibit or severely restrict development in certain environmentally sensitive regions or areas. Prior to purchasing a parcel of land, the Company's local management evaluates such land for the presence of hazardous or toxic materials, wastes or substances. The Company frequently engages independent environmental engineers to complete such an evaluation. The Company has not been materially adversely affected to date by the presence or potential presence of such materials, but there is a risk that the presence of such materials could have an adverse affect in the future.

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

The Company's mortgage activities also need to comply with various federal and state laws, consumer credit rules and regulations and other requirements unique to mortgage activities. Additionally mortgage loans originated under various national mortgage programs such as FHA, VA, or FNMA are subject to regulations imposed by the respective agency.

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

SHARES ELIGIBLE FOR FUTURE SALE. The Company has outstanding approximately 3,119,000 shares of common stock, of which approximately 2,039,000 shares are freely tradable without restriction and approximately 680,000 shares are saleable subject to certain volume and other restrictions of Rule 144 under the Securities Act. In addition, at least 1,195,500 shares are issuable upon the conversion of the Company's outstanding classes of preferred stock and 57,000 shares are issuable upon exercise of currently exercisable options. An additional 5,937,500 shares would be issuable upon the exercise of the Supplemental Warrants. Sale of substantial amounts of such shares in the public market or the prospect of such sales could materially adversely affect the market price of the common stock.

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

ITEM 2.  PROPERTIES

The Company's principal executive offices are located at 1650 Tysons Boulevard, Suite 600, McLean, Virginia 22102. The Company occupies approximately 4,800 square feet of leased office space for its corporate office in Virginia and leases an aggregate of approximately 49,000 square feet of office space in 9 locations for its homebuilding and mortgage subsidiaries.


ITEM 3.  LEGAL PROCEEDINGS

The Company is, from time to time, a party to litigation arising in the normal course of its business. Management believes that none of the actions to which it is a party will have a material adverse effect on the financial condition, results of operations or cash flows of the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the Company's stockholders for consideration during the quarter ended December 31, 2001.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Price Range of Common Stock. The Company's common stock has traded on the Nasdaq National Market since May 16, 1996. On March 26, 2002, the closing price of the common stock was $3.57 per share. The following table sets forth the range of daily high and low sale prices for the common stock, as reported on the Nasdaq National Market, for the periods indicated, as adjusted for the one-for-four reverse stock split implemented July 10, 2000:

                                        High          Low
 Fiscal year 2000
       First fiscal quarter             $6.38        $2.50
       Second fiscal quarter            $4.25        $2.00
       Third fiscal quarter             $4.13        $1.50
       Fourth fiscal quarter            $3.47        $1.38
 Fiscal year 2001
       First fiscal quarter             $3.38        $1.50
       Second fiscal quarter            $1.93        $1.00
       Third fiscal quarter             $2.45        $1.35
       Fourth fiscal quarter            $2.44        $1.28

(b) Approximate Number of Equity Security Holders. The number of record holders of the Company's common stock as of March 26, 2002 was 76, which does not include beneficial owners who hold the Company's stock in street name.

(c) Dividends. No dividends were declared or paid on the Company's common stock during 2001 or 2000. Pursuant to the terms of the Class AAA preferred stock the Company may not pay dividends on its common stock so long as any dividends on the Class AAA preferred stock remain accrued and unpaid (see Prometheus Voting Rights - page 11).


ITEM 6.  SELECTED FINANCIAL DATA

The selected financial data provided should be read in conjunction with The Fortress Group, Inc. Consolidated Financial Statements, the related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

The Company elected to early adopt, effective January 1, 2001, Statement of Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). Under SFAS No. 144, the Company has reported the results of operations and cash flows of the operating subsidiaries sold in 2001 and the division classified as held for sale as discontinued operations for all periods presented. The results of operations and related losses associated with operating subsidiaries sold prior to the effective date of the Company's adoption of SFAS No. 144 have not been reclassified to discontinued operations in accordance with the Statement.

                            THE FORTRESS GROUP, INC.
       (dollars in thousands, except per share amounts and operating data)

                                                                                              Year ended December 31,
                                                                                              -----------------------
                                                                          2001            2000            1999            1998
                                                                          ----            ----            ----            ----
Statement of Operations Data:
Revenues                                                               $   259,982    $   232,400    $   240,359    $   252,310
Gross Profit                                                                52,519         41,857         35,788         32,028
Income/(loss) from continuing operations and before income taxes and
extraordinary item                                                           9,533          3,510         (2,322)        (3,417)
Discontinued operations                                                    (30,776)        (1,296)        10,599         16,251
Extraordinary items                                                         12,598              0              0              0
                                                                       -----------    -----------    -----------    -----------
Net (loss)/income                                                      $    (8,645)   $     2,214    $     8,277    $    12,834
                                                                       ===========    ===========    ===========    ===========

Income/(loss) per share
Basic:
Continuing operations before extraordinary item (1)                    $      2.18    $      0.27    $     (1.80)   $     (3.66)
Discontinued operations                                                      (9.91)         (0.42)          3.50           5.50
Extraordinary items                                                           4.05           0.00           0.00           0.00
                                                                       -----------    -----------    -----------    -----------
Basic (loss)/income per share (1)                                      $     (3.68)   $     (0.15)   $      1.70    $      1.84
                                                                       ===========    ===========    ===========    ===========

Diluted:
Continuing operations before extraordinary item (1)                    $      0.75    $      0.14    $     (1.80)   $     (3.66)
Discontinued operations                                                      (3.40)         (0.21)          3.50           5.50
Extraordinary items                                                           1.39           0.00           0.00           0.00
                                                                       -----------    -----------    -----------    -----------
Diluted (loss)/income per share (1)                                    $     (1.26)   $     (0.07)   $      1.70    $      1.84
                                                                       ===========    ===========    ===========    ===========

Cash dividends per common share                                        $       .00    $       .00    $       .00    $      .001

Weighted average shares outstanding, basic (1)                           3,105,394      3,076,354      3,029,917      2,954,722
Weighted average shares outstanding, diluted (1)                         9,040,122      6,135,937      3,029,917      2,954,722

Balance Sheet Data: (as of December 31)
Cash                                                                   $    10,589    $     1,037    $     4,646    $     2,949
Inventory                                                                  144,977        107,246         93,098         94,297
Assets held for sale                                                        26,836        260,409        307,992        301,653
                                                                       -----------    -----------    -----------    -----------
Total assets                                                           $   227,451    $   409,915    $   431,323    $   434,793

13.75% Senior Notes due 2003                                           $    42,565    $   100,000    $   100,000    $   100,000
Notes and mortgages payable                                                 78,134         61,760         46,769         51,649
Liabilities related to assets held for sale                                 15,190        146,318        178,523        167,617
Stockholders equity                                                         64,892         77,346         79,673         91,193
                                                                       -----------    -----------    -----------    -----------
Total liabilities and stockholders equity                              $   227,451    $   409,915    $   431,323    $   434,793

Operating Data: (for the years ended December 31)
Units
  New contracts, net of cancellations                                          979          1,051          1,085          1,550
  Closings                                                                   1,059          1,012          1,176          1,446
  Backlog (2)                                                                  403            483            445            584
Aggregate sales value of backlog (in thousands)(2)                     $   116,839    $   136,899    $   106,854    $   114,920
Average sales price per home closed                                    $   244,500    $   225,800    $   192,400    $   170,100

                                                                   Year ended December 31,
                                                                   -----------------------
                                                                              1997
                                                                              ----
Statement of Operations Data:
Revenues                                                               $   229,628
Gross Profit                                                                29,122
Income/(loss) from continuing operations and before income taxes and
extraordinary item                                                          (1,805)
Discontinued operations                                                     10,265
Extraordinary items                                                              0
                                                                       -----------
Net (loss)/income                                                      $     8,460
                                                                       ===========

Income/(loss) per share
Basic:
Continuing operations before extraordinary item (1)                    $     (0.78)
Discontinued operations                                                       3.50
Extraordinary items                                                           0.00
                                                                       -----------
Basic (loss)/income per share (1)                                      $      2.72
                                                                       ===========

Diluted:
Continuing operations before extraordinary item (1)                    $     (0.78)
Discontinued operations                                                       3.49
Extraordinary items                                                           0.00
                                                                       -----------
Diluted (loss)/income per share (1)                                    $      2.72
                                                                       ===========

Cash dividends per common share                                        $      .003

Weighted average shares outstanding, basic (1)                           2,939,928
Weighted average shares outstanding, diluted (1)                         2,939,928

Balance Sheet Data: (as of December 31)
Cash                                                                   $     3,875
Inventory                                                                   87,128
Assets held for sale                                                       186,909
                                                                       -----------
Total assets                                                           $   321,014

13.75% Senior Notes due 2003                                           $   100,000
Notes and mortgages payable                                                 45,052
Liabilities related to assets held for sale                                 90,288
Stockholders equity                                                         62,897
                                                                       -----------
Total liabilities and stockholders equity                              $   321,014

Operating Data: (for the years ended December 31)
Units
  New contracts, net of cancellations                                        1,380
  Closings                                                                   1,361
  Backlog (2)                                                                  468
Aggregate sales value of backlog (in thousands)(2)                     $    94,735
Average sales price per home closed                                    $   165,100


(1) See calculation in Note 10- Earnings Per Share in the Company's consolidated financial statements included in Item 8 hereof, which has been restated to take into account the effects of the one-for-four reverse stock split implemented July 10, 2000 and the adoption of SFAS 144.

(2)      At end of period and represents homes sold but not closed.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company elected to early adopt, effective January 1, 2001, Statement of Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). Under SFAS No. 144, the Company has reported the results of operations and cash flows of the operating subsidiaries sold in 2001 and the division classified as held for sale as discontinued operations for all periods presented. The results of operations and related losses associated with operating subsidiaries sold prior to the effective date of the Company's adoption of SFAS No. 144 have not been reclassified to discontinued operations in accordance with the Statement.
..
The following table sets forth for the periods indicated certain items of the Company's consolidated results of operations:

(dollars expressed in millions)

                                                            For the Year              For theYear               For theYear
                                                         Ended Dec. 31, 2001      Ended Dec. 31, 2000       Ended Dec. 31, 1999
                                                         -------------------      -------------------       -------------------
                                                                        % of                     % of                      % of
                                                                      Revenue                   Revenue                  Revenue
                                                                      -------                   -------                  -------
Revenues                                               $ 260.0                   $232.4                    $240.4
Gross profit                                              52.5       20.2%         41.8       18.0%          35.8       14.9%
Selling, general and administrative expenses              38.5       14.8%         35.8       15.4%          35.3       14.7%
Income/(loss) from continuing operations and before
     extraordinary items                                   9.5        3.7%          3.5        1.5%          (2.3)       (0.1)%
Income from discontinued operations, net of taxes
     (before loss on disposal of assets)                   3.4                      7.0                      11.7
(Loss) from disposal of assets, net of taxes             (34.2)                    (8.3)                     (1.1)
Extraordinary items, net of taxes                         12.6                      0.0                       0.0
                                                       -------                   ------                    ------
Net (loss)/income                                      $  (8.6)                   $ 2.2                    $  8.3
                                                       =======                   ======                    ======


DISPOSITIONS AND CLOSURES

The Company has not acquired any companies since 1998.

During 1999 the Company discontinued or disposed of three operating divisions. The Company (i) sold the assets of its Landmark Homes division and exited the Wilmington, North Carolina and Myrtle Beach, South Carolina markets, (ii) sold excess land inventory of its Buffington Homes Division and combined the remaining operations of Buffington into its Wilshire Homes subsidiary and (iii) began the phase out of its Westbrook Homes operation and exited the Virginia market.

During the fourth quarter of 2000, the Company established a committee to explore methods to maximize value for its stockholders (see "Planning Committee"). As a result of the Planning Committee's analysis and recommendation, the Company sold eight operating subsidiaries through the first quarter of 2002.

During the year 2001, the Company sold its interest in Christopher Homes, LLC, Quail Construction, LLC and Galloway Enterprises, LLC as well as substantially all of the assets of Brookstone Homes, Inc., Fortress-Florida, Inc., Whittaker Homes, LLC and Landmark Homes, Inc. ("Sunstar"). The purchasers paid approximately $191.3 million, which included $63.9 million in cash and the assumption of the existing secured debt and other liabilities.

In the fourth quarter of 2001 the Company made a decision to sell Iacobucci Homes ("Iacobucci"). The Company sold the subsidiary to a subsidiary of The Baker Company on February 28, 2002. The purchase price was approximately $27.0 million, which included approximately

$11.6 million before closing costs plus the assumption by the purchaser of substantially all of the subsidiary's liabilities. An impairment charge of approximately $3.0 million was recognized in the fourth quarter of 2001 in anticipation of the sale. Iacobucci's operating revenues for the years ended December 31, 2001 and 2000 were approximately $60.2 million and $42.3 million, respectively. Pretax income before impairment charges for the same periods was approximately $1.7 million and $1.8 million, respectively. Iacobucci operated in the Philadelphia, Pennsylvania and Atlantic City, New Jersey areas.

Operating revenues from discontinued operations for the years ended December 31, 2001 and 2000 were approximately $256.6 million and $449.4 million, respectively. Pretax income before loss on sale and impairment charges for the same periods was approximately $5.2 million and $12.5 million, respectively and net (loss) from discontinued operations net of taxes was approximately ($30.8) million and ($1.3) million, respectively. See "Acquisitions and Dispositions"
Item 1 of Part 1 hereof.

PLANNING COMMITTEE

In November 2000, the Board of Directors of the Company created a planning committee (the "Planning Committee") for the purpose of maximizing the value and future prospects of the Company. The members of the Planning Committee are Mr. Andrew Zobler (Chairman), Mr. Robert Short, and Mr. George Yeonas. The Planning Committee has been charged with identifying the core and non-core businesses and divisions of the Company and its operating profile and performance targets and is responsible for assessing and recommending to the Board of Directors any changes to the Company's operations to best support the Company's core business and to best implement its business plan. These may include setting forth an action plan for (i) exiting underperforming, overleveraged, or mature businesses and (ii) rationalizing or refinancing the Company's capital structure.

After it identified the Company's non-core divisions, the Planning Committee drafted a plan to dispose of such non-core divisions. Completion of this initial plan to dispose of the non-core divisions (consisting of Brookstone Homes, Inc.; Fortress-Florida, Inc.; Whittaker Homes, LLC; Sunstar Homes, Inc.; Christopher Homes, LLC; and Quail Construction, LLC) concluded with the closing of the sale of Quail Construction, LLC in October 2001. Subsequent to the completion of this initial plan, the Planning Committee recommended to the Board of Directors the exploration of the sale of the Company's East Coast divisions. During the fourth quarter of 2001 the Company sold Don Galloway Homes and Sunstar Homes. The Company did not sell its third East Coast subsidiary, Iacobucci Homes, until the first quarter of 2002. In addition, the Planning Committee reviewed and made recommendations to the Board of Directors with respect to the repayment of the Senior Notes.

The Planning Committee is currently reviewing the consolidation of the remaining divisions of the Company and exploring opportunities to maximize value for the Company's stakeholders. The Company expects that, in 2002, the Planning Committee will continue to meet and to make recommendations to the Board of Directors with respect to these and other issues. The work of the Planning Committee may result in various actions to be implemented by the Company including, without limitation, repurchase of additional Senior Notes, additional asset sales, or other extraordinary transactions.

HOME SALES ACTIVITY

The following table sets forth information relating to new orders, home closings, and sales backlog by region for the years ended or as of December 31, 2001, 2000, and 1999 (continuing operations only):

                                NEW ORDERS (NET)                        BACKLOG UNITS                    BACKLOG $ (IN 000'S)
                                ----------------                        -------------                    --------------------
                              2001        2000        1999         2001        2000        1999           2001           2000
                              ----        ----        ----         ----        ----        ----           ----           ----
Market:
Denver                         329         291         236          178         206         163       $ 60,636       $ 68,587
Fort Collins                   135         123         114           67          64          41         22,013         22,219
Tucson                         173         122          46           29          12           5          4,089          1,473
                               ---       -----       -----          ---         ---         ---       --------       --------
  Western Region (Genesee)     637         536         396          274         282         209         86,738         92,279
Austin                         201         403         467           80         192         200         19,500         42,514
San Antonio                    141         112         175           49           9          35         10,601          2,106
                               ---       -----       -----          ---         ---         ---       --------       --------
  Texas Region (Wilshire)      342         515         642          129         201         235         30,101         44,620
                               ---         ---         ---          ---         ---         ---         ------         ------
Subtotal                       979       1,051       1,038          403         483         444       $116,839       $136,899
Landmark/WestBrook               0           0          47            0           0           1              0              0
                               ---       -----       -----          ---         ---         ---       --------       --------
Total                          979       1,051       1,085          403         483         445       $116,839       $136,899
                               ===       =====       =====          ===         ===         ===       ========       ========

                            BACKLOG $ (IN 000'S)
                            --------------------
                                   1999
                                   ----
Market:
Denver                         $ 52,801
Fort Collins                     11,897
Tucson                              661
                               --------
  Western Region (Genesee)       65,359
Austin                           34,448
San Antonio                       6,457
                               --------
  Texas Region (Wilshire)        40,905
                                 ------
Subtotal                       $106,264
Landmark/WestBrook                  590
                               --------
Total                          $106,854
                               ========

                                     CLOSING UNITS                      CLOSING $ (IN 000'S)
                                     -------------                      --------------------
                               2001        2000        1999           2001            2000          1999
                               ----        ----        ----           ----            ----          ----
Denver                          357         248         187       $104,551        $ 84,911      $ 64,339
Fort Collins                    132         100         142         44,711          28,937        27,542
Tucson                          156         115          75         19,998          13,524         9,211
                              -----       -----       -----       --------        --------      --------
  Western Region (Genesee)      645         463         404        169,260         127,372       101,092
Austin                          313         411         486         68,386          74,729        74,795
San Antonio                     101         138         221         21,250          26,409        37,902
                              -----       -----       -----       --------        --------      --------
  Texas Region (Wilshire)       414         549         707         89,636         101,138       112,697
                              -----       -----       -----       --------        --------      --------
Subtotal                      1,059       1,012       1,111       $258,896        $228,510      $213,789
Landmark/WestBrook                0           0          65             0                0        14,802
                              -----       -----       -----       --------        --------      --------
Total                         1,059       1,012       1,176       $258,896        $228,510      $228,591
                              =====       =====       =====       ========        ========      ========

CONSOLIDATED RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2001 COMPARED TO THE RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2000

General

As indicated in the chart above, net new orders for the Company's continuing operations totaled 979 homes for the year ended December 31, 2001, a 6.9% decrease from the 1,051 homes sold during 2000. The Company experienced year over year increases in all of its markets with the exception of Austin. These increases were more than offset by the Austin market, which experienced a 50% decline in new orders in 2001 as compared to 2000. The decline in Austin is due primarily to a weakening technology sector, which is a significant business in the Austin market.

At December 31, 2001, the Company had a combined backlog of 403 homes with a value of $116.8 million as compared to 483 homes with a value of $136.9 million as of December 31, 2000, representing a 16.6% decline in backlog homes and a 14.7% decline in backlog value. The decrease in Austin new orders throughout 2001 was the primary reason for the lower backlog at the end of 2001. The average value of a home in backlog increased 2.3% from $283,400 to $289,900.

Revenue

The Company's continuing operations generated revenues of $260.0 million for the year ended December 31, 2001 as compared to $232.4 million for the year ended December 31, 2000, an increase of 11.9%. This growth in revenue is due to a year over year increase of 4.6% in the number of homes closed (from 1,012 to 1,059), as well as an increase in the average price of a home closed (from $225,800 to $244,500). Markets in the Company's western region (Denver, Fort Collins and Tucson) all experienced significant increases in the number of homes closed in 2001, which more than offset the decline in closings in the Texas markets (Austin and San Antonio).

Gross Profit

Gross profit increased 25.5%, from $41.8 million in 2000 to $52.5 million in 2001. The Company realized a 220 basis point increase in gross profit margin (from 18.0% to 20.2%), with four out of five markets showing year over year margin improvement. This margin growth, coupled with the increase in revenue discussed above, accounted for the increase in gross profit.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("S,G&A expenses") decreased as a percentage of revenue, from 15.4% in 2000 to 14.8% in 2001. However, S,G&A expenses increased 7.4%, from $35.8 million for the year ended December 31, 2000 to $38.5 million for the year ending December 31, 2001.

Selling expenses increased from $14.3 million (6.2% of revenue) in 2000 to $17.7 million (6.8% of revenue) in 2001. The softening of the Texas markets necessitated increasing selling and marketing costs to maintain sales absorption in a weakening market. Because revenue in this region had declined year over year as a result of prior declines in new order activity, selling expenses as a percentage of revenue were significantly increased in Texas.

General and administrative expenses ("G&A expenses) decreased from $21.5 million in 2000 to $20.7 million in 2001. Coupled with the year over year revenue increase, this reduction in absolute dollars of G&A expenses resulted in a significant decrease in G&A expense as a percentage of revenue (9.2% down to 8.0%). Reductions in corporate overhead as subsidiaries were sold during 2001, particularly in the area of information technology, contributed to this decrease.

Restructuring Charges

Restructuring activities related to asset sales (See Note 12 - Restructuring in the Company's consolidated financial statements included in Item 8 hereof, and "Acquisitions, Dispositions, and Closures" above) necessitated a reduction in corporate staffing. The Company accrued approximately $1.6 million in restructuring charges as of December 31, 2001. The majority of these costs were for employee severances, office lease termination and other company benefits, which provided no future benefit under the Company's restructured operations. The Company expects these payments to be made, and the ongoing operating expense reductions to be realized beginning during the second and third quarters of 2002. This charge has been included in continuing operations.

Other (Income)/Expense

The Company generated other income of ($2.5) million for the year ended December 31, 2001, as compared to other income of approximately ($0.2) million in 2000. A significant factor in this increase is growth in pretax income from the Company's mortgage subsidiary, from ($0.4) million in 2000 to ($1.3) million in 2001. Revenue and expenses of Fortress Mortgage are shown net on the other (income)/expense line of the statement of operations. The mortgage company reduced expenses as branches were closed during 2001, while generating increased revenue from increased capture rates. (See Note 14 - Other Income & Expenses in the Company's consolidated financial statements included in Item 8 hereof).

Also contributing to the year over year increase in net other income was the Company's significantly reduced financing expenses during 2001, due to the retirement of $57.4 million of its 13.75% Senior Notes throughout the year. Additionally, rates fell throughout the year on its secured variable debt.

Income from Continuing Operations

Due to the previously described factors, income from continuing operations for the year ended December 31, 2001 nearly tripled to $9.5 million, from the $3.5 million reported for 2000.

Income per share from continuing operations and before extraordinary items, on a diluted basis, was $0.75 for 2001 compared with $0.14 for 2000, a 435.7% increase. Diluted income from continuing operations and before extraordinary items was affected to a larger extent in 2001 than 2000 by the inclusion of the Supplemental Warrants in the calculation (see Note 9 - Shareholders' Equity in the Company's consolidated financial statements included in Item 8 hereof). The Supplemental Warrants vested during the third quarter of 2000, and are therefore included in the calculation for only the second half of 2000, as compared to the entire year 2001.

Income/(Loss) from Discontinued Operations

During the year ended December 31, 2001, discontinued operations generated pretax income before loss on sale and impairment charges of $5.2 million, as compared to income of $12.5 million in 2000. Year 2001 results included pretax losses on sale and impairment charges of $52.0 million, compared to $14.8 million in pretax losses on sale and impairment charges in 2000. Included in 2000 was a full year of operating results for all discontinued subsidiaries sold during 2001, while 2001 includes only results of operations for each subsidiary from January 1, 2001 through its respective date of sale.

The combined net loss from operating results and sale of discontinued operations, net of taxes, was ($30.8) million for 2001 and ($1.3) million for 2000. These losses resulted in incremental losses per share on a diluted basis of ($3.40) for 2001 and ($0.21) for 2000.

Extraordinary Items

During 2001, the Company retired a total of approximately $57.4 million principal amount of its Senior Notes for a cash price of $34.0 million plus accrued interest. The gain resulting from the retirement, net of income taxes, is approximately $12.6 million, which is reflected as an extraordinary item in the consolidated statement of operations for 2001. (See Note 8 - Notes and Mortgages Payable in the Company's consolidated financial statements included in
Item 8 hereof.) This extraordinary gain resulted in incremental earnings per share on a diluted basis of $1.39 for the year ended December 31, 2001.

Net (Loss)/Income and Net (Loss)/Income per Share

Due to the previously discussed results of operations from continuing operations, discontinued operations and extraordinary item, the Company recorded a net loss of ($8.6) million and ($1.26) loss per share on a diluted basis, for the year ended December 31, 2001, as compared to net income of $2.2 million and net loss per share on a dilute basis of ($.07) for the year ended December 31, 2000.

Earnings Before Interest, Taxes, Depreciation and Amortization

Earnings before interest, taxes, depreciation and amortization (EBITDA) from continuing operations increased 57% to $29.2 million in 2001, as compared to $18.6 million in 2000. EBITDA as a percentage of gross revenues increased to 11.2% from 8.0% in 2000. EBITDA is provided as a supplemental measurement of the Company's operating performance. EBITDA does not represent cash flows from operations as defined by generally accepted accounting principles and should not be considered an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. In addition, EBITDA measures presented by the Company may not be comparable to other similarly titled measures of other companies.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2000 COMPARED TO THE RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1999

The comparative results for 1999 only include the continuing operations as of December 31, 2001. They exclude the activity for Landmark Homes and Westbrook Homes, which were sold or liquidated in 1999.

General

As indicated in the chart above, net new orders for the Company's continuing operations totaled 1,051 homes for the year ended December 31, 2000, up very slightly from the 1,038 new orders achieved during 1999. The Denver and Tucson markets showed particularly strong year over year increases. The Company's Texas markets showed a year over year decline in new orders. This was partially due to the fact that the Company made a conscious decision during 1999 to restructure its Texas operations and concentrate on more profitable, but fewer communities.

At December 31, 2000, the Company had a combined backlog of 483 homes with a value of $136.9 million as compared to 444 homes with a value of $106.3 million as of December 31, 1999, representing an 8.8% increase in backlog homes and a 28.8% increase in backlog value. The average value of a home in backlog increased from $239,300 to $283,400. The Texas markets contributed most notably to this increase in average price, as that region's operations continued its shift to higher-priced, more profitable homes.

Revenue

The Company's continuing operations generated revenues of $232.4 million for the year ended December 31, 2000 as compared to $225.4 million for the year ended December 31, 1999, an increase of 3.1%. While the number of homes closed declined 8.9% (from 1,111 to 1,012), the average price of homes closed rose 17.2% from $192,600 to $225,800. Offsetting the overall increase in revenue from home sales, the Company's Western region generated approximately $7.6 million less in revenue from land sales in 2000 than in 1999.

Gross Profit

Gross profit increased 20.6%, from $34.7 million in 1999 to $41.8 million in 2000. The Company produced a 260 basis point increase in gross profit margin (from 15.4% to 18.0%), with four out of five markets showing year over year margin improvement, and the fifth maintaining the same margin from year to year. This overall margin improvement, coupled with the increase in revenue discussed above accounted for the increase in gross profit.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("S,G&A expenses") increased 7.4%, from $33.3 million for the year ended December 31, 1999 to $35.8 million for the years ending December 31, 2000. S,G&A expenses, as a percentage of revenue, increased from 14.8% in 1999 to 15.4% in 2000.

Selling expenses increased slightly, from $14.1 million in 1999 to $14.3 million in 2000, but remained constant at 6.2% of revenue for both years.

General and administrative expenses ("G&A expenses") increased from $19.3 million in 1999 (8.6% of revenue) to $21.5 million (9.2% of revenue) in 2000. Higher levels of corporate overhead in 2000 as compared to 1999 could not be absorbed by more modest revenue growth of the continuing operations of the Company.

Restructuring Charges

In 1999, the Company's Texas operations recorded restructuring costs of approximately $0.5 million in conjunction with a decision to exit certain communities. These costs related to employee severance, carrying costs for model homes, and the write off of other product-line related assets that were determined to provide no future benefit under the restructured operation (see
Note 12 - Restructuring in the Company's consolidated financial statements included in Item 8 hereof).

Other (Income)/Expense

The Company generated other income of ($0.2) million for the year ended December 31, 2000, as compared to other expense of approximately $0.5 million in 1999. Contributing to the year over year increase in other income was growth in pretax income from the Company's Fortress Mortgage subsidiary, from $4,000 in 1999 to $440,000 in 2000. Increased competitive pressure and reduced revenues per loan originated resulted in less revenue in 2000 than 1999 ($5.7 million vs. $6.2 million). However, a decrease in expenses more than offset the decline in revenue to allow for the overall growth in pretax income. (See Note 13 - Other Income & Expenses in the Company's consolidated financial statements included in
Item 8 hereof).

Income from Continuing Operations

Due to the previously described factors, income from continuing operations for the year ended December 31, 2000 was $3.5 million, as compared to $240,000 in 1999.

Income per share from continuing operations, on a diluted basis, was $0.14 for 2000 compared with a loss per share of ($1.80) for 1999. Diluted income from continuing operations was affected in 2000 by the inclusion of the Supplemental Warrants in the calculation (see "Dilution of Earnings per Share" in Item 1 hereof and Note 9 - Shareholders' Equity in the Company's consolidated financial statements included in Item 8 hereof). The Supplemental Warrants vested during the third quarter of 2000, and are therefore included in the calculation for the second half of 2000.

Income/(Loss) from Discontinued Operations

During the year ended December 31, 2000, discontinued operations generated pretax income before loss on sale and impairment charges of $12.5 million, as compared to income of $20.9 million in 1999. 2000 included loss on sale and impairment charges of $14.8 million compared to $2.0 million in loss on sale and impairment charges in 1999.

The combined net (loss)/income from operating results and sale of discontinued operations was ($1.3) million for 2000 and $10.6 million for 1999. This resulted in incremental (loss)/income per share on a diluted basis of ($0.21) and $3.50 for 2000 and 1999, respectively.

Net (Loss)/Income and Net (Loss)/Income per Share

Due to the previously discussed results from continuing and discontinued operations, the Company recorded net income of $2.2 million and ($0.07) loss per share on a diluted basis for the year ended December 31, 2000, as compared to net income of $8.3 million and net income per share of $1.70 for the year ended December 31, 1999.

Earnings Before Interest, Taxes, Depreciation and Amortization

Earnings before interest, taxes, depreciation and amortization (EBITDA) from continuing operations increased 36.9% to $18.6 million in 2000, as compared to $13.6 million in 1999. EBITDA as a percentage of gross revenues increased to 8.0% from 6.0% in 1999. EBITDA is provided as a supplemental measurement of the Company's operating performance. EBITDA does not represent cash flows from operations as defined by generally accepted accounting principles and should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. In addition, EBITDA measures presented by the Company may not be comparable to other similarly titled measures of other companies.

LIQUIDITY AND CAPITAL RESOURCES

-------------------------------------------------------------------------------------------------------
                                                            2001             2000              1999
                                                            ----             ----              ----
-------------------------------------------------------------------------------------------------------
  Cash provided by/(used in) operating activities        $(20,994)         $(8,893)           $13,705
-------------------------------------------------------------------------------------------------------
  Cash (used in)/provided by investing activities         $ 56,843         $(5,486)           $7,709
-------------------------------------------------------------------------------------------------------
  Cash (used in)/provided by financing activities        $(26,297)          $10,770          $(19,717)
-------------------------------------------------------------------------------------------------------

The Company's operating activities involve several components, principally home construction, land development and mortgage loan origination for home purchasers. During 2001, the Company's operating activities, taken in the aggregate, used approximately $21.0 million of cash. This cash was utilized primarily to expand the Company's continuing operations, as evidenced by a $37.4 million increase in inventory during 2001.

During 2001, the Company sold eight of its operating subsidiaries. These divestitures provided approximately $59.5 million in cash after closing costs. The Company also reduced its investment in land partnerships, which provided an additional $1.4 million. Offsets to these investment inflows included purchases of property and equipment totaling $3.7 million. In the aggregate, investment activities of the Company provided $56.8 million in cash. This cash was used to fund the overall growth of the Company's continuing operations (see preceding paragraph), as well as to repurchase a portion of the Company's Senior Notes (see subsequent paragraph).

During 2001, the Company used approximately $37.1 million of the cash provided by investment activities (see preceding paragraph) to repurchase a portion of the Company's Senior Notes. It also spent $2.9 million to pay preferred stock dividends and $0.8 million to redeem preferred stock. Offsetting these financing activities were net borrowings under notes and mortgages payable, which generated approximately $14.4 million in cash during the year. In total, financing activities of the Company used approximately $26.3 million in cash during 2001.

The Company regularly amends or extends existing loan agreements, which mature at various times during the year, and/or executes new loan agreements. Approximately $215.7 million of secured financing commitments were in place at the subsidiary level at year-end. Under these credit facilities, the Company has borrowed $86.2 million at December 31, 2001. The total amount available under these commitments varies based on individual loan covenants and inventory levels.

As of December 31, 2001 the Company had cash and cash equivalents on hand of $10.6 million. The Company believes that funds available through the existing credit facilities coupled with the cash on hand and cash generated through operations should be adequate for the anticipated cash needs for the foreseeable future. However, there can be no assurances that any current working capital lender will agree to renew or extend its existing facility or, if renewed, that such renewal or extension would be on similar or more advantageous terms. No assurances can be given that, in the event any current working capital lender declines to renew its facility, the Company would be able to replace such facility.

At December 31, 2001, the Company had 1,826 lots in inventory, in excess of backlog, which represents a 22-month supply of land based on sales absorption rates during 2001. It is one of the Company's operating strategies to own a relatively low supply of finished lots and lots under development in order to manage and minimize risk associated with land ownership. The Company utilizes land options and investments in partnerships as methods of controlling and subsequently acquiring land. The Company plans to continue these practices and expects to exercise, subject to market conditions, substantially all of its option contracts. At December 31, 2001, the Company had 2,719 lots under option representing a 33-month supply of land based on the same absorption rates as above.

It is possible that the Company may experience a change of control (as defined in the Senior Note Indenture) in 2002 as a result of the Supplemental Warrants becoming exercisable. See "Risk Factors - Potential Obligation to Make Change in Control Offer." The Company's liquidity position could be materially and adversely impacted if it becomes obligated to make a change in control offer to redeem the Senior Notes. The Company's ability to satisfy its obligations in such circumstances will depend upon its ability to raise capital or sell assets in a timely and sufficient manner.

By letter dated February 12, 2001, Prometheus delivered a notice purporting to confirm that it had elected to exercise its rights under section 2.6 of the Restructuring Agreement. By letter dated February 15, 2001, the Company advised Prometheus that it disagreed that a timely election had been made. Each party has reserved its rights with respect to this matter. Depending on the outcome of this dispute, the Company may be obligated to make the payments required under section 2.6 of the Restructuring Agreement, which amount to approximately $1.4 million, and which would be accounted for as an equity transaction. (See
Note 9 - Shareholders' Equity in the Company's consolidated financial statements included in Item 8 hereof).

As of March 8, 2002 the Company has $33.3 million outstanding of its Senior Notes, which mature in May 2003. The Company continues to explore alternatives for discharging this obligation, including refinancing the remaining obligations, continued open market repurchases and/or the sale of additional assets in order to repay the Senior Notes obligations on or before its maturity date. No assurances can be given that the Company will be able to refinance or repay the remaining Senior Notes.

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

OUTLOOK

The Company experienced a 6.4% decline in new order activity in continuing operations during 2001 compared to 2000. As noted above all of the markets, except for Austin, have experienced year over year increases. The Company saw a strong increase in new order activity in its Tucson and San Antonio markets. The Austin market was significantly affected by the job layoffs in the high tech industry. Overall the Company expects new orders in 2002 to remain relatively consistent with 2001 levels.

The Company believes the successful implementation of its key strategies should benefit future operating results in the long run. The Company has addressed and continues to address key business strategies through (i) the continued focus of operational and financial management groups on the Company-wide program to reduce direct construction costs, identification and implementation of processes to improve return on assets at the subsidiary level, the sharing of "best practices" and the implementation of an integrated computer information system, and (ii) ongoing evaluations of certain under-performing assets and alternative strategies to improve performance or redeploy funds which might be recovered from the sale of assets assets (see "Planning Committee").

Please refer to Business- Risk Factors and the Statement on Forward-Looking Information.

INFLATION

The Company's business performance and the homebuilding industry in general can be negatively affected by the impact of inflation and the adverse effect inflation has on interest rates and the overall economic climate both nationally and in the Company's markets.

Inflation affects the Company in a number of ways including increasing the Company's cost of construction. Costs including land acquisition and development, materials and subcontractor labor, overhead and interest rates on floating rate credit facilities can all be adversely affected by inflation. In addition, inflation may reduce consumers' ability to purchase a new home, thereby adversely affecting the Company's new order flow. While inflation has not been a significant factor in 2001 or 2000, rising inflation in the future would likely have an adverse long-term impact on the Company's business performance.

CRITICAL ACCOUNTING POLICIES

The accompanying consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States. When more than one accounting principle, or the method of its application, is generally accepted, the Company selects the principle or method that is appropriate in the Company's specific circumstance. Application of these accounting principles requires the Company to make estimates about the future resolution of existing uncertainties; as a result, actual results could differ from these estimates. In preparing these financial statements, the Company has made its best estimate and judgments of the amounts and disclosures included in the financial statements, giving due regard to materiality.

INVENTORY VALUATION AND COST OF SALES:

The Company's inventories are stated at the lower of cost or market. Included in inventory are all direct development costs, certain indirect costs and capitalized interest. If actual market conditions are less favorable than those projected by management, additional impairment charges may be required.

Sold units are expensed to cost of sales based actual construction costs incurred plus an allocation of total estimated land and land development costs, interest, real estate taxes and any other capitalizable costs based on the relative sales value method of accounting. Under the relative sales value method, costs are assigned based on the sales value of the unit sold in relation to the total estimated sales value of the project. If actual market conditions are less favorable than those projected by management, additional costs of sales could be charged in the future.

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

Recognition of gains and losses from the sale of mortgage loans is based on SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, which was effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996. SFAS No. 140 is based upon consistent application of a financial components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, reverses financial assets when control has been surrendered, and reverses liabilities when extinguished. The Company adopted SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, in 2001, which did not have a material effect on the financial position or results of operations of the Company.

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

As of December 31, 2001, short-term debt was $84.2 million, which consisted primarily of loans secured by real estate inventories. Also included in that amount is a mortgage warehouse line that is collateralized by residential mortgage loans. The Company borrows on a short-term basis from banks under committed lines of credit, which bear interest at the prevailing market rates.

Long-term debt obligations outstanding and their maturities at December 31, 2001 are as follows (in thousands). The estimated fair value at December 31, 2001 for all debt indicated is the face value, except for the $42.6 million of Senior Notes due in 2003, which, based on available market information, had an estimated fair market value of $34.1 million at December 31, 2001. This estimated fair market value is extremely difficult to determine based on the thin market for Senior Notes.


                                          Maturities through December 31, (Dollars in thousands)
                                        2002           2003           2004          2005        2006
                                        ----           ----           ----          ----        ----
Fixed Rate Debt...............       $  2,056       $ 43,040       $      0       $     0       $  0
      Average Interest Rate...           7.4%          13.6%            N/A           N/A        N/A
Variable Rate Debt............       $ 82,133       $  4,055       $      0       $     0       $  0
      Average Interest Rate...           4.6%           4.8%            N/A           N/A        N/A

The Company believes that its overall balance sheet structure has repricing and cash flow characteristics that mitigate the impact of interest rate movements.


The following table summarizes our other commercial commitments as of December 31, 2001:

                                             Maturities through December 31, (Dollars in thousands)
                                      2002           2003            2004           2005       Thereafter
                                      ----           ----            ----           ----       ----------
Revolving credit facilities       $ 82,133        $ 4,055            $  0           $  0             $  0
Standby letters of credit              624              0               0              0                0
Loan commitments                   210,535          5,200               0              0                0
Operating leases                     2,140          1,238             939            724            1,318
                                  --------        -------         -------        -------           ------
Total commercial commitments      $295,432        $10,493         $   939        $   724           $1,318
                                  ========        =======         =======        =======           ======


As of December 31, 2001, the Company had approximately $13.4 million in deposits outstanding to acquire land with an aggregate purchase price of approximately $121.7 million. If the Company decides not to purchase the land it would forfeit certain of these deposits.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements are listed under Item 14(a)(1) and filed as part of this report on the pages indicated and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

PART III

            The information required by Part III is omitted from this Annual Report on Form 10-K and is incorporated by reference from the definitive proxy statement with respect to the 2002 Annual Meeting of Stockholders (the Proxy Statement) which the Company will file with the Securities and Exchange Commission (the Commission) not later than 120 days after the end of the fiscal year covered by this Report.


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

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


ITEM 11.  EXECUTIVE COMPENSATION.

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


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

            Information required by this Item will be set forth under the caption "Certain Transactions" in the Proxy Statement, which information is incorporated herein by reference.

PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K.


 (a)  Financial Statements, Schedules and Exhibits.

         1.       Financial Statements

THE FORTRESS GROUP, INC.

INDEX TO FINANCIAL STATEMENTS




THE FORTRESS GROUP, INC.
     Report of Ernst & Young LLP, Independent Accountants                                                     F-1
     Report of PricewaterhouseCoopers LLP, Independent Accountants                                            F-2
     Consolidated Balance Sheets as of December 31, 2001 and 2000                                             F-3
     Consolidated Statement of Operations for the years ended December 31, 2001, 2000, and 1999               F-4
     Consolidated Statement of Shareholders' Equity for the years ended December 31, 2001,
     2000, and 1999                                                                                           F-5
     Consolidated Statement of Cash Flows for the years ended December 31, 2001, 2000, and 1999               F-6
     Notes to Consolidated Financial Statements                                                               F-7

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

2.9 Asset Purchase Agreement, dated May 1, 2001, by and between D. R. Horton, Inc. and Registrant and person named therein (Exhibit 2.8 of the Current Report on Form 8-K dated May 15, 2001 is hereby incorporated by reference.)

2.10 Asset Purchase Agreement, dated June 6, 2001, by and between Whittaker Builders, Inc. and Registrant and person named therein (Exhibit 2.10 of the Current Report on Form 8-K dated July 13, 2001 is hereby incorporated by reference.)

2.11 Purchase Agreement, dated April 5, 2001, among J. Christopher Stuhmer, Christopher Homes, LLC, Fortress Holding - Virginia, Inc. and Registrant and person named therein (Exhibit 2.11 of the Current Report on Form 8-K dated September 11, 2001 is hereby incorporated by reference.)

2.12 Purchase Agreement, dated October 16, 2001, among JLG Investments, LLC, Quail Construction, LLC, Fortress Holding - Virginia, LLC and Registrant and person named therein (Exhibit 2.12 of the Current Report on Form 8-K dated January 7, 2002 is hereby incorporated by reference.)

2.13 Purchase Agreement, dated December 21, 2001, among NC Builders Acquisition Corp., Landmark Homes, Inc., Fortress Holding - Virginia, LLC and Registrant and person named therein (Exhibit 2.13 of the Current Report on Form 8-K dated January 7, 2002 is hereby incorporated by reference.)

2.14 Purchase Agreement, dated February 20, 2002, among Baker Residential of Pennsylvania, LLC, Fortress Pennsylvania, LLC, and Registrant and person named therein (Exhibit 2.14 of the Current Report on Form 8-K dated March 14, 2002 is hereby incorporated by reference.)


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

3.4 Notice of Election to Terminate Charter Provisions (Exhibit 3.3(a) of the Company's 1998 Annual Report on Form 10-K dated March 30, 1999 is hereby incorporated by reference)

3.5 Certificate of Amendment of the Certificate of Incorporation of the Company, effective July 10, 2000 (Exhibit 3.5 of the Form 10-Q dated August 14, 2000 is hereby incorporated by reference.)

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

4.4 Loan Agreement dated November 10, 2000 and amended September 27, 2001 between Key Bank National Association and The Genesee Company (included herein.)

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

4.9 Letter of Agreement dated March 29, 2001 between Prometheus and the Company (Exhibit 1 to Amendment No. 8 to Schedule 13D filed by Prometheus Homebuilders LLC on April 25, 2001 is hereby incorporated by reference.)

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

21.1.    List of Subsidiaries (included herein.)

23.1     Consent of Accountants (included herein.)

23.2     Consent of Accountants (included herein.)

(b)      Reports on Form 8-K.

                        None

                                   SIGNATURES

   Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized March 29, 2002.

                      THE FORTRESS GROUP, INC.

                                  By:         /s/ George C. Yeonas
                                        -----------------------------
                                  Name:  George C. Yeonas
                                  Title:   Chief Executive Officer and Director

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                                          Capacity In Which Signed                    Date
/s/ George C. Yeonas                            Chief Executive Officer and Director                  3/29/02
------------------------------------                                                        ------------------
George C. Yeonas

/s/ Jeffrey W. Shirley                          Chief Financial Officer,                              3/29/02
------------------------------------            and Principal Accounting Officer             -----------------
Jeffrey W. Shirley

/s/ Richard Balzano                             Director                                              3/28/02
------------------------------------                                                        ------------------
Richard Balzano


                                                Director
------------------------------------                                                        ------------------
Richard I. Gilchrist


                                                Director
------------------------------------                                                        ------------------
Thomas R. Kowalski


/s/ Sandra A. Lamb                              Director                                              3/26/02
------------------------------------                                                        ------------------
Sandra A. Lamb


                                                Director
------------------------------------                                                        ------------------
Robert Short


/s/ Andrew E. Zobler                            Director                                              3/26/02
------------------------------------                                                        ------------------
Andrew E. Zobler

                         Report of Independent Auditors

Board of Directors
The Fortress Group, Inc.

We have audited the accompanying consolidated balance sheet of The Fortress Group, Inc. as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the management of The Fortress Group, Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Fortress Group, Inc. as of December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

As disclosed in Note 2 of the Notes to the Consolidated Financial Statements, in 2001 the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".

                                                           /s/ ERNST & YOUNG LLP


February 22, 2002, except for the second, third and
            fourth paragraphs of Note 22, as to which the date is March 20, 2002

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
Shareholders of The Fortress Group, Inc.:

In our opinion, the accompanying consolidated statements of operations, of shareholders' equity and of cash flows present fairly, in all material respects, the results of operations and cash flows of The Fortress Group, Inc. and its subsidiaries (the "Company") for the year ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.



PricewaterhouseCoopers LLP


Washington, D.C.

February 21, 2000, except for the fourth paragraph of Note 2, as to which the date is July 10, 2000 and the third paragraph of Note 2, as to which the date is October 4, 2001

                            THE FORTRESS GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2001 and 2000
                (Dollars in thousands, except per share amounts)


                                                                             2001                 2000
                                                                          ---------            ---------
                                     ASSETS
Cash and cash equivalents                                                 $  10,589            $   1,037
Accounts and notes receivable                                                13,250                4,367
Real estate inventories                                                     144,977              107,246
Assets held for sale                                                         26,836              260,409
Net assets of mortgage company                                                3,360                2,118
Property and equipment, net                                                   4,741                4,470
Prepaid expenses and other assets                                            23,698               30,268
                                                                          ---------            ---------
         Total assets                                                     $ 227,451            $ 409,915
                                                                          =========            =========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued construction liabilities                     $   6,909            $  11,373
Liabilities related to assets held for sale                                  15,190              146,318
Notes and mortgages payable                                                 120,699              161,760
Accrued expenses                                                             16,286                9,323
Customer deposits                                                             3,475                3,795
                                                                          ---------            ---------
         Total liabilities                                                  162,559              332,569
                                                                          ---------            ---------

Commitments and Contingencies (see Note 21)

Shareholders' equity
  Preferred stock, all classes and series, $.01 par value, 1 million
    authorized (see Note 9)                                                       1                    1
  Common stock, $.01 par value, 99 million authorized,
    3,116,635 and 3,094,754 issued, respectively                                 31                   31
  Additional paid-in capital                                                 51,520               52,559
  Retained earnings                                                          14,590               26,005
  Treasury stock, at cost, 30,000 preferred shares                           (1,250)              (1,250)
                                                                          ---------            ---------

         Total shareholders' equity                                          64,892               77,346
                                                                          ---------            ---------

         Total liabilities and shareholders' equity                       $ 227,451            $ 409,915
                                                                          =========            =========


   The accompanying notes are an integral part of these financial statements.

                            THE FORTRESS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)


                                                                         For the Year            For the Year         For the Year
                                                                             Ended                  Ended                Ended
                                                                        December 31, 2001    December 31, 2000    December 31, 1999
                                                                        -----------------    -----------------    -----------------
Residential sales                                                           $   258,896         $   228,510         $   228,591
Lot sales and other                                                               1,086               3,890              11,768
                                                                            -----------         -----------         -----------
  Homebuilding revenues                                                         259,982             232,400             240,359
Cost of sales                                                                   207,463             190,553             204,571
                                                                            -----------         -----------         -----------
  Gross profit                                                                   52,519              41,847              35,788
Selling                                                                          17,746              14,326              15,128
General and administrative                                                       20,712              21,488              20,141
Restructuring and impairment charges                                              2,092                   0               1,270
Other (income)/expense                                                           (2,530)               (213)                486
                                                                            -----------         -----------         -----------
                                                                                 14,499               6,246              (1,237)
Loss on sale of Landmark Homes                                                        0                   0               2,900
                                                                            -----------         -----------         -----------

Income/(loss) from continuing operations before taxes and extraordinary
  items                                                                          14,499               6,246              (4,137)
Provision for income taxes                                                        4,966               2,736              (1,815)
                                                                            -----------         -----------         -----------
Income/(loss) from continuing operations before extraordinary items               9,533               3,510              (2,322)

Income from discontinued operations, net of applicable tax
  (benefit)/provision of $1,782, $5,495 and $9,157, respectively                  3,421               7,048              11,716
(Loss) from sale of discontinued operations, net of applicable tax
  (benefit) of ($17,816), ($6,505) and ($873), respectively                     (34,197)             (8,344)             (1,117)
                                                                            -----------         -----------         -----------
(Loss)/income from discontinued operations                                      (30,776)             (1,296)             10,599

(Loss)/income before extraordinary item                                         (21,243)              2,214               8,277
Extraordinary gains on early extinguishments of debts, net of
  applicable tax provision of $6,564, $0 and $0, respectively                    12,598                   0                   0
                                                                            -----------         -----------         -----------

Net (loss)/income                                                           $    (8,645)        $     2,214         $     8,277
                                                                            ===========         ===========         ===========

Income/(loss) from continuing operations before extraordinary
  items applicable to common shareholders, basic                            $     6,763         $       841         $    (5,450)
(Loss)/income applicable to common shareholders, basic                      $   (11,415)        $      (455)        $     5,149

Income/(loss) before extraordinary items applicable to common
  shareholders, diluted                                                     $     6,768         $       841         $    (5,450)
(Loss)/income applicable to common shareholders, diluted                    $   (11,410)        $      (455)        $     5,149

INCOME/(LOSS) PER SHARE DATA (See Note 10):
   Basic:
   Continuing operations before extraordinary items                         $      2.18         $      0.27         $     (1.80)
   Discontinued operations                                                        (9.91)              (0.42)               3.50
   Extraordinary gains on early extinguishments of debts                           4.05                0.00                0.00
                                                                            -----------         -----------         -----------
   (Loss)/income per share                                                  $     (3.68)        $     (0.15)        $      1.70
                                                                            ===========         ===========         ===========

   Diluted:
   Continuing operations before extraordinary items                         $      0.75         $      0.14         $     (1.80)
   Discontinued operations                                                        (3.40)              (0.21)               3.50
   Extraordinary gains on early extinguishments of debts                           1.39                0.00                0.00
                                                                            -----------         -----------         -----------
   (Loss)/income per share                                                  $     (1.26)        $     (0.07)        $      1.70
                                                                            ===========         ===========         ===========

Basic weighted average shares outstanding                                     3,105,394           3,076,354           3,029,917
                                                                            ===========         ===========         ===========
Diluted weighted average shares outstanding                                   9,040,122           6,135,937           3,029,917
                                                                            ===========         ===========         ===========

   The accompanying notes are an integral part of these financial statements.

                            THE FORTRESS GROUP, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (In thousands)


                                                    --------SHARES--------             --------------AMOUNT-----------------------
                                                                                                                      Additional
                                                                                                                       Paid-In
                                                  Preferred         Common          Preferred         Common           Capital
                                                  ---------         ------          ---------         ------           -------
Balance at December 31, 1998                          149           11,908            $    1         $   122          $   71,313
                                                      ===           ======            ======         =======          ==========

Issuance of preferred stock                                                                                                 (342)
Redemption of preferred stock                         (33)                                                               (13,693)
Conversion of preferred stock                         (21)             212                                 2              (1,695)
Preferred stock dividend
Issuance of common stock                                               111                                 1                 146
Preferred Stock Redemption Obligation                                                                                     (1,421)
Net income
                                                      ---           ------            ------         -------          ----------

Balance at December 31, 1999                           95           12,231                 1             125              54,308
                                                      ===           ======            ======         =======          ==========

       Redemption of preferred stock                  (22)                                                                (2,127)
       Preferred stock dividends
       Issuance of common stock                                         94                                 1                  83
       Retirement of treasury stock                                                                       (3)             (1,218)
       Reverse stock split                                          (9,230)                              (92)                 92
       Preferred Stock Redemption Obligation                                                                               1,421
       Purchase of treasury stock                     (30)
       Net income
                                                      ---           ------            ------         -------          ----------

Balance at December 31, 2000                           43            3,095                 1              31              52,559
                                                      ===           ======            ======         =======          ==========

Redemption of preferred stock                         (14)                                                                (1,074)
Preferred stock dividends
Issuance of common stock                                                22                                                    35
Net loss
                                                      ---           ------            ------         -------          ----------

Balance at December 31, 2001                           29            3,117            $    1         $    31            $ 51,520
                                                      ===           ======            ======         =======          ==========

                                                    --------------------------------AMOUNT------------------------------
                                                                                                                Total
                                                         Subscription       Retained         Treasury       Shareholders'
                                                         Receivables        Earnings           Stock           Equity
                                                         -----------        --------           -----           ------
Balance at December 31, 1998                              $   (333)        $  21,311       $  (1,221)        $  91,193
                                                          ========         =========       =========         =========

Issuance of preferred stock                                                                                       (342)
Redemption of preferred stock                                  333                                             (13,360)
Conversion of preferred stock                                                                                   (1,693)
Preferred stock dividend                                                      (3,128)                           (3,128)
Issuance of common stock                                                                                           147
Preferred Stock Redemption Obligation                                                                           (1,421)
Net income                                                                     8,277                             8,277
                                                          --------         ---------       ---------         ---------

Balance at December 31, 1999                                     0            26,460          (1,221)           79,673
                                                          ========         =========       =========         =========

       Redemption of preferred stock                                                                            (2,127)
       Preferred stock dividends                                              (2,669)                           (2,669)
       Issuance of common stock                                                                                     84
       Retirement of treasury stock                                                            1,221
       Reverse stock split
       Preferred Stock Redemption Obligation                                                                     1,421
       Purchase of treasury stock                                                             (1,250)           (1,250)
       Net income                                                              2,214                             2,214
                                                          --------         ---------       ---------         ---------

Balance at December 31, 2000                                     0            26,005          (1,250)           77,346
                                                          ========         =========       =========         =========

Redemption of preferred stock                                                                                   (1,074)
Preferred stock dividends                                                     (2,770)                           (2,770)
Issuance of common stock                                                                                            35
Net loss
                                                          --------         ---------       ---------         ---------

Balance at December 31, 2001                              $      -         $  14,590       $  (1,250)        $  64,892
                                                          ========         =========       =========         =========

   The accompanying notes are an integral part of these financial statements.

                            THE FORTRESS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                       For the Year         For the Year     For the Year
                                                                           Ended                Ended           Ended
                                                                     December 31, 2001  December 31, 2000  December 31, 1999
                                                                     -----------------  -----------------  -----------------
Cash flows from operating activities
  Income/(loss) from continuing operations before
  extraordinary items                                                      $   9,533         $   3,510         $  (2,322)
  Adjustments to reconcile income/(loss) from continuing operations before extraordinary items to net cash (used in)/
  provided by operating activities:
   Depreciation and amortization                                               3,442             2,862             3,185
   Deferred tax provision                                                      5,714            (7,270)             (654)
   Restructuring charges                                                       1,629                 0             1,270
   Asset impairment charge                                                       463                 0                 0
   (Gain) on sale of investment in land partnerships                               0                 0              (291)
   (Gain)/loss on sale of property and equipment                                 (21)                7               113
   Loss on sale of subsidiary                                                      0                 0             2,900
   (Loss)/income from discontinued operations                                (30,776)           (1,296)           10,599
   Net loss from disposal of assets                                           34,197             8,344             1,117
   Net changes in assets and liabilities of discontinued operations           (5,146)              628             4,504
   Changes in operating assets and liabilities:
     Accounts receivable                                                       2,532              (551)            2,345
     Real estate inventories                                                 (37,416)          (13,029)           (6,629)
     Net assets of mortgage company                                           (1,242)              547              (436)
     Prepaid expenses and other assets                                        (1,275)           (9,248)           (4,315)
     Accounts payable and accrued construction liabilities                    (4,464)            6,182               931
     Accrued expenses                                                          2,156              (431)            1,347
     Customer deposits                                                          (320)              852                41
                                                                           ---------         ---------         ---------
Net cash (used in)/provided by operating activities                          (20,994)           (8,893)           13,705
                                                                           ---------         ---------         ---------

Cash flows from investing activities
   Proceeds from sale of subsidiaries                                         59,536                 0             3,078
   Proceeds from sale of land partnership interests                                0                 0             5,351
   Payment of contingent consideration                                          (478)           (3,504)           (2,372)
   Purchase of property and equipment                                         (3,701)           (1,992)           (1,916)
   Proceeds from sale of property and equipment                                   65                84               135
   Change in investment in limited partnerships                                1,421               (74)            3,433
                                                                           ---------         ---------         ---------
      Net cash provided by/ (used in) investing activities                    56,843            (5,486)            7,709
                                                                           ---------         ---------         ---------

Cash flows from financing activities
   Borrowings under notes and mortgages payable                              165,840           191,862           160,363
   Repayment of notes and mortgages payable                                 (151,444)         (177,990)         (160,972)
   Repurchase of Senior Notes                                                (37,073)                0                 0
   Related party borrowings                                                       17                 0                 8
   Repayment of related party borrowings                                           0               (38)             (145)
   Proceeds from issuance of common stock, net                                    35                84               148
   Proceeds from issuance of Class AA Preferred Stock, net                         0                 0              (342)
   Conversion of preferred stock                                                   0                 0            (1,693)
   Preferred stock redemption                                                   (786)             (521)          (13,360)
   Preferred dividends paid                                                   (2,886)           (1,377)           (3,724)
   Purchase of treasury stock (see Note 9)                                         0            (1,250)                0
                                                                           ---------         ---------         ---------
      Net cash (used in)/provided by financing activities                    (26,297)           10,770           (19,717)
                                                                           ---------         ---------         ---------

Net increase/(decrease) in cash and cash equivalents                           9,552            (3,609)            1,697
Cash and cash equivalents, beginning of period                                 1,037             4,646             2,949
                                                                           ---------         ---------         ---------
Cash and cash equivalents, end of period                                   $  10,589         $   1,037         $   4,646
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

Fortress began operations simultaneously with the closing of its initial public offering on May 21, 1996 (the "Offering"), and the acquisition of four homebuilding companies. As of December 31, 2001, the Company operated under the following names in seven different markets:

Homebuilder                           Market(s)
-----------                           ---------
Continuing Operations:
The Genesee Company                    Denver and Fort Collins, Colorado
("Genesee")                            and Tucson, Arizona
Wilshire Homes ("Wilshire")            Austin and San Antonio, Texas

Discontinued Operations:
Iacobucci Homes ("Iacobucci")          Philadelphia, Pennsylvania and          Sold February 2002. (See Note 22 -
                                       Atlantic City, New Jersey               Subsequent Events)


During 1999 and 2001, the Company exited the following markets:

Homebuilder                             Market(s)                                       Date Sold or Liquidated (See Note - 11
-----------                             ---------                                       --------------------------------------
                                                                                        Discontinued Operations)
                                                                                        ------------------------
Landmark Homes ("Landmark")             Wilmington North Carolina, Myrtle Beach,        March 1999 (sold)
                                        South Carolina
WestBrook Homes  ("WestBrook")          Loudoun County, Virginia                        During 1999 (liquidated)
Brookstone Homes ("Brookstone")         Janesville, Madison and Milwaukee, Wisconsin    February 2001 (sold)
Fortress Homes and Communities          Jacksonville, Florida                           May 2001 (sold)
   of Florida ("Fortress Florida")
Whittaker Homes ("Whittaker")           St. Louis, Missouri                             July 2001 (sold)
Christopher Homes ("Christopher")       Las Vegas, Nevada                               August 2001 (sold)
Quail Homes ("Quail")                   Portland, Oregon                                October 2001 (sold)
Don Galloway Homes ("Galloway")         Charlotte, North Carolina and Charleston,       December 2001 (sold)
                                        South Carolina
Sunstar Homes ("Sunstar")               Raleigh-Durham, North Carolina                  December 2001 (sold)

In January 1997, Fortress formed Fortress Mortgage, Inc. ("Fortress Mortgage"), a wholly-owned subsidiary. Its function is to originate mortgage loans primarily to the buyers of homes constructed by the Company's builder subsidiaries. Fortress Mortgage is licensed as a mortgage banker in Arizona, California, Colorado, Illinois, Missouri, New Jersey, Pennsylvania, Texas and Virginia and currently serves all of the Company's markets of it's continuing operations.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Fortress, a Delaware corporation, and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Each acquisition subsequent to the Offering was accounted for under the purchase method of accounting. The purchase price of each of the acquired companies was allocated first to record the assets and liabilities acquired at estimated fair value on the acquisition date with any remaining balances recorded as goodwill.

The Company elected to early adopt, effective January 1, 2001, Statement of Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). Under SFAS No. 144, the Company has reported the results of operations and cash flows of the operating subsidiaries sold in 2001 and the division classified as held for sale as discontinued operations for all periods presented. The results of operations and related losses associated with operating subsidiaries sold prior to the effective date of the Company's adoption of SFAS No. 144 have not been reclassified to discontinued operations in accordance with the Statement.

Certain prior period amounts have been reclassified to conform to the current year presentation. All periods presented except for the consolidated statement of shareholders' equity have been restated to take into account the effects of a one-for-four reverse stock split implemented July 10, 2000.

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

Deferred financing costs

Costs associated with the issuance of the 13.75% Senior Notes (See Note 8 - Notes and Mortgages Payable) have been capitalized and are being amortized using the straight-line method over the seven-year term of the related notes. As Senior Notes were repurchased by the Company during 2001, a pro-rata share of the issuance costs were written off against the extraordinary gains on the early extinguishments of debts, (See Note 8 - Notes and Mortgages Payable).

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

HOMEBUILDING POLICIES

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

Real estate inventories and cost of sales

Real estate inventories are carried at the lower of cost or fair market value as measured in accordance with SFAS No. 144. Costs incurred which are included in inventory consist of land, land development, direct and certain indirect construction costs, capitalized interest during the period of development through the completion of construction, real estate taxes, direct model construction costs, and related improvements.

Assets held for sale are carried at the lower of book value or fair value less costs to sell the assets. During the fourth quarter of 2001, the Company decided to sell a subsidiary and as such, reclassified all of its assets to assets held for sale. As a result, the Company evaluated its carrying value in these assets, and recognized an asset impairment charge of approximately $3.0 million. These charges have been included in discontinued operations.

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

Warranty Costs

The Company generally provides a one to two-year limited warranty of workmanship and materials with each of its homes. Accordingly, a warranty reserve, based on the Company's historical experience, is provided as residential sales are closed. Warranty reserves are included in "accrued expenses" and amounted to approximately $2.8 million and $2.3 million as of December 31, 2001 and 2000, respectively.

Option deposits

The Company enters into option agreements that allow the takedown of land under the specified terms. When a deposit is required, the Company records the deposit amount in "other assets." When the land is taken down, the deposit becomes part of the cost basis of the land and is reclassified as land inventory. If the decision is made not to exercise the option, the deposit is charged as an expensed. Option deposits totaling approximately $13.4 million and $12.4 million are included in "other assets" at December 31, 2001 and 2000, respectively.

Goodwill

Goodwill represented the excess of the purchase price over the fair value of assets acquired and was amortized over periods ranging from five to twenty years. As of December 31, 2001, all goodwill had been either amortized or written off as unrecoverable, as subsidiaries were sold, or their respective goodwill carrying amounts were deemed impaired. Goodwill at December 31, 2000 was $410,000 for and was only for Wilshire Homes. During 2001, 2000 and 1999 the Company amortized $410,000, $328,000 and $432,000, respectively to continuing operations.

FINANCIAL SERVICES POLICIES

Mortgage income

SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases, requires the deferral of loan origination income and direct loan origination costs over the estimated life of the loans. The Company defers the loan fees and costs and recognizes them at the time of sale of the loans. A total of ($18,222) and $10,671 was recorded as part of the loans held for sale balance for unamortized loan origination fees and costs recognized under SFAS No.91 as of December 31, 2001 and 2000, respectively.

Gains and losses from sales of mortgage loans are recognized at the time of sale and are determined by the difference between net sale proceeds and the carrying value of the mortgage loans sold.

Recognition of gains and losses is based on SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, which was effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996. SFAS No. 140 is based upon consistent application of a financial components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, reverses financial assets when control has been surrendered, and reverses liabilities when extinguished. The Company adopted SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, in 2001, which did not have a material effect on the financial position or results of operations of the Company.

The Company does not retain servicing on loans sold.

Mortgage loans

Mortgage loans held for sale to nonaffiliated investors are recorded in the aggregate at the lower of cost or market. Fair value is based upon contractually established prices at which mortgage loans will be sold or, if loans are not committed for sale, at current market prices. No valuation allowance was required at December 31, 2001 or 2000.

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

NOTE 3 - ACQUISITIONS

The Company made no acquisitions during 2001, 2000 or 1999.

Several of the Company's acquisition agreements from prior to 1999 included earnout provisions, by which the seller(s) may have received additional consideration based upon the operational results of the purchased business. These provisions generally extended two to four years past the purchase date and were calculated as a set percentage of operational results in excess of operational goal "hurdles." In each of the acquisitions that included earnout provisions, the earnout consideration was accounted for as additional purchase price and, accordingly, increased the goodwill related to the acquisitions and was amortized over the corresponding remaining goodwill amortization periods. Pursuant to these agreements, the Company recorded additional purchase price for earnouts in the amount of approximately $0.6 million, $0.1 million and $2.0 million for the years ended December 31, 2001, 2000 and 1999, respectively. As of January 1, 2002, the Company has no further earnout obligations.

NOTE 4 - SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information are as follows (in thousands):

                                              For the Year
                                   2001            2000          1999
                                   ----            ----          ----
Cash paid for the following:
  Interest                       $13,351         $13,524        $12,358
  Income taxes                    $2,358         $10,254         $6,065

Significant non-cash transactions

         In connection with acquisitions, the following contingent consideration amounts ("earnouts") were recorded as non-cash transactions.

                                                       2001         2000         1999
                                                      -----        -----        ------

Recorded as due to related parties at year end        $ 600        $  99        $1,927


         In accordance with a Restructuring Agreement dated December 31, 1998 between the Company and Prometheus Homebuilders LLC (Prometheus), the Company issued 40,000 shares of Class AAA Redeemable Convertible Preferred Stock in exchange for 40,000 shares of Class AA Convertible Preferred Stock, effective February 4, 1999 (See Note 9- Shareholders' Equity).

         As part of the Restructuring Agreement referenced above, and in conjunction with the partial redemption of the Company's Class AAA preferred stock, which occurred during 1999, the Company incurred a potential obligation to arrange for the sale of a portion of the Class AAA holder's common stock holdings and to guarantee the net proceeds received from that sale. The Company believes that this obligation has expired and, as such, in 2000 reclassified to shareholders' equity the amount reserved for this obligation. (See Note 9 - Shareholders' Equity and Note 21 - Commitments and Contingencies.)

         The Company is amortizing debt issuance costs associated with its 13.75% Senior Notes over the remaining term of those notes. The Company amortized approximately $0.8 million, $1.1 million and $1.1 million in such fees in each of the years ended 2001, 2000 and 1999, respectively. The amortized financing costs were capitalized into inventory along with other interest and financing costs incurred in accordance with SFAS No. 34, Capitalization of Interest Cost. In addition, approximately $1.2 million in unamortized fees were written off against the extraordinary gain on early extinguishments of debt when the Company repurchased a portion of the Senior Notes during 2001 (See Note 8 - Notes and Mortgages Payable)


NOTE 5 - REAL ESTATE INVENTORIES

Real estate inventories are summarized as follows (in thousands):

                                                       December 31,
                                                    2001            2000
                                                  --------        --------
Work-in-progress
  Sold homes                                      $ 44,074        $ 41,322
  Speculative                                       32,396          11,258
                                                  --------        --------
    Total work-in-progress                          76,470          52,581

Land
  Finished lots                                     58,231          39,996
  Land under development                                 0           8,889
  Unimproved land held for development               4,816           3,873
                                                  --------        --------
    Total land                                      63,047          52,758

Model homes                                          5,460           1,907
                                                  --------        --------
Total Inventory of Continued Operations           $144,977        $107,246
                                                  ========        ========

Total Inventory of Discontinued Operations
(included in "Assets held for sale")              $ 20,749        $200,941
                                                  ========        ========

Model homes are constructed to assist in the marketing effort of a development. Speculative homes, included above in work-in-progress, represent both completed and under-construction, non-model homes, which are not subject to a sales contract. Both work-in-progress and model homes include land, land development, and other allocable costs.

NOTE 6 - INTEREST

Information regarding interest is as follows (in thousands):

                                                                2001             2000             1999
                                                              --------         --------         --------
Interest incurred                                             $ 12,282         $ 13,096         $ 12,188
Interest capitalized                                           (11,609)         (10,498)          (8,820)
Relief of previously capitalized interest                        9,198            7,952            8,010
                                                              --------         --------         --------
    Total interest expensed in statement of operations        $  9,871         $ 10,550         $ 11,378
                                                              ========         ========         ========

Capitalized interest in ending inventory                      $  8,995         $  6,584         $  4,038
                                                              ========         ========         ========


Interest incurred by discontinued operations                  $ 12,888         $ 23,795         $ 22,127
                                                              ========         ========         ========


NOTE 7 - PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows (in thousands):

                                                                 December 31,
                                                            2001             2000
                                                        --------         --------
Model home upgrades and furnishings                     $  6,095         $  4,301
Equipment and furniture                                    5,370            5,647
Vehicles                                                     124              135
Plans                                                      3,642            2,235
Leasehold improvements                                       965              878
                                                        --------         --------
                                                          16,196           13,196
Less: Accumulated depreciation and amortization          (11,455)          (8,726)
                                                        --------         --------
                                                        $  4,741         $  4,470
                                                        ========         ========


NOTE 8 - NOTES AND MORTGAGES PAYABLE

Notes and mortgages payable consist of the following (in thousands):

                                                                            December 31,
                                                                        2001              2000
                                                                     ---------         ---------
13.75% Senior Notes due 2003                                         $  42,565         $ 100,000
Project specific land, land development and
  construction loans                                                    77,214            62,245
Other loans                                                              1,555             2,128
                                                                     ---------         ---------
                                                                       121,334           164,373
Less: Unamortized debt issuance costs                                     (635)           (2,613)
                                                                     ---------         ---------
                                                                     $ 120,699         $ 161,760
                                                                     =========         =========
Notes and mortgages payable of discontinued operations
  (included in "Liabilities related to assets held for sale")        $  11,597         $ 112,459
                                                                     =========         =========
Mortgage warehouse lines of credit
(included in "Net assets of mortgage company")                       $   9,950         $  11,422
                                                                     =========         =========


The Company pays interest on the Senior Notes in arrears on May 15 and November 15 of each year at the rate of 13.75% per annum. The Company is not entitled to redeem the Senior Notes at any time prior to maturity. The Senior Notes are unsecured and rank pari passu with, or senior in right of payment to, all other existing and future unsecured indebtedness of the Company. The Senior Notes, however, are effectively subordinated to secured debt of the Company to the extent of any collateral, as well as to the Company's subsidiaries' indebtedness. The Company is required to maintain a consolidated tangible net worth of at least $15.0 million and to comply with other financial covenants in the Senior Note Indenture. The Company was in compliance with these financial covenants at December 2001 and 2000.

In addition to financial covenants, the Senior Note Indenture imposes certain operating restrictions on the Company, based on its performance. These provisions place certain restrictions on the Company's ability to incur new debt above levels previously outstanding if the Company's Consolidated Fixed Charge Coverage Ratio (basically EBITDA to interest incurred for the Company and its Restricted Subsidiaries) is below a ratio of two to one. The Senior Note Indenture also restricts, and under certain conditions prevents, certain payments including the payment of dividends and the repurchase or redemption of the Company's stock. As of December 31, 2001 and 2000, the Company had in excess of $13.8 million and $12.2 million, respectively, available for such payments, subject to the potential limitations discussed in this paragraph. As of December 31, 2001, the Company's Consolidated Fixed Charge Coverage Ratio was above a ratio of two-to-one thereby permitting the Company to make such restricted payments up to that amount. (See Note 9 - Shareholders' Equity.)

During 2001, the Company repaid a total of approximately $57.4 million principal amount of its Senior Notes for a cash price of $34.0 million plus accrued interest. The gain resulting from the repayment, net of income taxes, is approximately $12.6 million, which is reflected as an extraordinary gain on early extinguishments of debt in the consolidated statement of operations.

Under the Senior Note Indenture, the Company would be obligated to offer to redeem all of the Senior Notes at 101% of their aggregate principal amount plus any accrued and unpaid interest following a "change of control" of the Company, as defined in the Indenture. This definition includes any transaction that results in any person acquiring "beneficial ownership" (as defined in Securities Exchange Act Rule 13d-3) of 50% or more of the total voting power of the Company's stock. Unless the obligation under the Senior Note Indenture to make a change in control offer following a change in control is removed (whether by amendment, waiver, payment of the Senior Notes or otherwise) or the Supplemental Warrants are amended, the Company would be required to commence a "change in control offer" by no later than 30 days prior to January 1, 2003 (See Note 22 - Subsequent Events).

With cash on hand and net proceeds generated from the closings of Iacobucci, the Company has repurchased in the open market $9.3 million of its 13.75% non-callable Senior Notes since December 31, 2001. As of March 8, 2002 the Company has $33.3 million outstanding of its Senior Notes, which mature in May of 2003. The Company continues to explore alternatives which may include refinancing the remaining obligations, continued open market repurchases and/or the sale of additional assets in order to repay the Senior Notes obligations on or before its maturity date. No assurances can be given that the Company will be able to refinance or repay the remaining Senior Notes.

The loan agreements for project-specific land, land development and construction loans are secured by a lien on the applicable residential development project or a specific unit under construction. Repayment of the loans are generally due upon sale of the collateral property. The loans bear interest at annual variable rates ranging from prime to prime plus 1.5% and fixed rates ranging from 8.0% to 9.0%. Certain of the subsidiary credit facilities contain covenants that limit the subsidiary's overall ratio of debt to tangible net worth, and other covenants including minimum tangible net worth, current ratio and interest coverage. In addition, a few of the credit facilities include similar covenants at the Company level.

The remainder of other loans at December 31, 2001, consists primarily of debt financed corporate insurance policies, which bear interest at varying rates between 5.4% and 7.8%.

The Company's mortgage subsidiary has two lines of credit outstanding for the purpose of originating loans. The lines of credit are secured by the mortgage loans held for sale and are repaid upon sale of the mortgage loans. These lines bear interest at variable rates ranging from 1.5% over the LIBOR rate to 1.5% over the Fed Funds rate based on the type of loan and lending requirements. The aggregate commitment available under these lines was $73.0 million and $40.0 million with $10.0 million and $11.4 million outstanding at December 31, 2001 and 2000, respectively.

Principal maturities of the above indebtedness at December 31, 2001 are as follows (in thousands):

 Year Ending December 31,
 -----------------------
          2002                     $  74,298
          2003                        47,036
                                   ---------
                                    $121,334
                                   =========

These maturities exclude the mortgage company's loans of $9.9 million, which mature during 2002.

NOTE 9 - SHAREHOLDERS' EQUITY

Preferred stock

The Company has authorized 1 million shares of $.01 par value preferred stock. The following were the Company's classes and series of preferred stock, amounts designated, and amounts outstanding at December 31, 2001 and December 31, 2000:

  Class AAA cumulative convertible (rate of 9% per annum), 40,000 designated, 28,500 issued and outstanding ($28.5 million aggregate liquidation preference)

  Series C convertible, 70,000 designated, 0 and 2,433, respectively, issuable
           (See below)

  Series D convertible, 67,500 designated, 30,000 issued and 0 outstanding ($0 aggregate liquidation preference)

  Series E convertible, 50,000 designated, 800 and 12,229, respectively, issued and outstanding ($80,000 aggregate liquidation preference)


Class AAA

Under a Restructuring Agreement dated December 31, 1998 between the Company and Prometheus Homebuilders LLC (Prometheus), the Company agreed to issue to Prometheus 40,000 shares of Class AAA Redeemable Convertible Preferred Stock having an initial liquidation value of $40.0 million in exchange for the outstanding 40,000 shares of Class AA Convertible Preferred Stock having a liquidation value of $40.0 million held by Prometheus. This exchange was effective February 4, 1999.

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

The Class AAA preferred stock includes provisions that would entitle Prometheus to elect a majority of the Board following certain adverse events, including any failure to pay the required dividends or the obligations in connection with its redemption. Under the terms of the Class AAA Preferred Stock, the Company is obligated to pay the 9% annual dividend on a quarterly basis. Due to the certain restrictions in the Senior Note Indenture that existed during the latter part of 2000 and through the third quarter of 2001, dividends during that time period were not paid in a timely manner. Dividends payable totaled approximately $1.3 million and are included in accrued expenses at December 31, 2001 (See Note 8 - Notes and Mortgages Payable). These dividends were paid in full on January 15, 2002 (See Note 22 - Subsequent Events). Prometheus has not exercised its rights to elect a majority of the board of directors but has reserved its right to make such an election. This right continues until the Company has paid dividends current for four consecutive quarters.

The Company had the right to redeem the Class AAA Preferred Stock at any time until December 31, 2000 for its liquidation value plus dividends that, when combined with dividends previously paid on the Class AA preferred stock and subsequent dividend payments on the Class AAA Preferred Stock, would have provided a 20% annual return from the inception of Prometheus' investment in the Company. As of December 31, 2001, the Company has redeemed $11.5 million in Class AAA Preferred Stock.

In conjunction with the issuance of the Class AAA Preferred Stock, the Company also issued Supplemental Warrants. By agreement dated July 31, 2001, the Company and the holders of the Supplemental Warrants agreed to amend the Supplemental Warrant Agreement to set the number of supplemental warrants at 5,937,500 unless the price of the common stock by September 30, 2001 exceeded $8.00 per share in which case the number of Supplemental Warrants would be determined in accordance with the terms as previously disclosed in the Company's financial statements as reported on prior years Form 10-K. Further, it was agreed that each Supplemental Warrant shall, at all times during which such Supplemental Warrant shall be exercisable, be exercisable for the purchase of one share of common stock. On September 30, 2001, the price of the common stock did not exceed $8.00 per share. The Company and the holders of the Supplemental Warrants also agreed to clarify the application of the Registration Rights Agreement to recognize a recent transfer by Prometheus of a portion of the Class AAA Preferred Stock and Supplemental Warrants.

A letter of agreement dated March 20, 2002 (which superseded and replaced previous letters of agreement), Prometheus and the Company agreed to amend the Supplemental Warrants to limit the number of Supplemental Warrants which may be exercised by Prometheus and its affiliates prior to the "Extended Exercise Date" to a number equal to the number of shares of common stock of the Company which would not cause the holder of the warrants or any "group" of which such holder is a member to be deemed beneficially to own 50% or more of the aggregate voting power of the common equity of the Company. The Extended Exercise Date is the first to occur of (a) January 1, 2003, (b) the day preceding the day on which any "Event of Default" under the Senior Note Indenture occurs, (c) the day on which such Senior Note Indenture ceases to require the Company to make a "Change of Control Offer" upon the occurrence of a "Change of Control", (d) the tenth day prior to the record date for taking certain actions by stockholders of the Company, (e) the tenth day prior to the announced expiration date of any tender offer for shares of the Company's common stock, or (f) the date as of which a "change of control" occurs by reason of any circumstance or event other than the taking by Prometheus of any action which causes an increase in the number of shares of common stock beneficially owned by Prometheus. Based upon the amendment to the Supplemental Warrants, unless the obligation under the Senior
Note Indenture to make a "Change of Control Offer" following a change of control is removed (whether by amendment, waiver, payment of the Senior Notes, or otherwise) or the Supplemental Warrants are further amended, Change of Control would be deemed to occur by no later than 60 days prior to January 1, 2003 and the Company would be required to commence to make a "Change of Control Offer" by no later than 30 days prior to January 1, 2003. (See Note 22 - Subsequent Events)

Series C

In connection with the Hutson acquisition, Fortress agreed to issue 60,000 shares (70,000 authorized) of Series C convertible preferred stock on an annual basis over a period not to exceed six years ($6 million liquidation preference). The acquisition agreement (as amended) allowed the Company to pay the earnout in cash or Series C preferred stock. The stock had been treated as outstanding for the purpose of calculating earnings per share; however, it was not actually outstanding. The Series C preferred stock was convertible into common stock based on $100 liquidation value per Series C share, payable in common stock, cash, or a combination of both, at the option of Fortress. The 1997 earnout was paid in cash during 1998. The 1998 earnout was paid in 1999 by issuing 21,163 shares of Series C stock, which were immediately converted into 52,908 shares of common stock. The 1999 and 2000 earnouts were paid in cash during 2000 and 2001, respectively. At December 31, 2001, no Series C shares remain issuable.

Series D

In connection with the Galloway acquisition, Fortress issued 60,000 shares of Series D convertible preferred stock with a liquidation value of $100 per share ($6 million aggregate liquidation preference). Each Series D share is convertible into 2.5 shares of common stock. Series D shares are redeemable at the option of the holder up to 25% each year, cumulative, over a four-year period. The shares can be redeemed in cash, common stock or a combination of both equal to the $100 per share liquidation value. The allocation between common stock and cash is at the sole option of Fortress. During each of 1998 and 1999, 15,000 shares were redeemed resulting in 30,000 shares outstanding at December 31, 1999. During the fourth quarter of 2000, Fortress Mortgage purchased the remaining 30,000 shares for $1,250,000, which are reflected as treasury shares. All claims held by, and obligations to the former holder of the Series D shares have been released and waived as of December 31, 2000.

Series E

The Company has designated 50,000 shares as Series E 6% convertible preferred stock ("Series E"), with a liquidation value of $100 per share. In connection with the WestBrook and Quail acquisitions, the Company issued 19,881 shares of Series E. The purchase price was subsequently adjusted and 500 Series E shares were returned to the Company. Each Series E share is convertible into 2.5 shares of common stock at any time at the option of the holder. After the common stock has traded for $40.00 per share or more for ten consecutive business days, the Company may require the conversion of the Series E at the same 2.5-for-1 conversion rate. At the option of the holder, the Company may be required to redeem up to 20% of the total number of shares initially issued each year beginning with the first anniversary of the date of issuance in cash. The holder's redemption right is cumulative. During 2000 and 2001, the Company redeemed 5,214 and 11,429 shares, respectively, resulting in 800 shares outstanding at December 31, 2001.

NOTE 10 - EARNINGS PER SHARE

The following table reconciles the numerators (income) and the denominators (shares) used to calculate the basic and diluted earnings per-share (in thousands except number of shares and per share amounts):

                                                                                          FOR THE YEAR ENDED DECEMBER 31,
                                                                                      2001           2000              1999
                                                                                   ----------    -----------       -----------
Income/(loss) from continuing operations before extraordinary items                $    9,533    $     3,510       $    (2,322)
(Loss)/income from discontinued operations, net of taxes                              (30,776)        (1,296)           10,599
                                                                                   ----------    -----------       -----------
(Loss)/income before extraordinary items                                              (21,243)         2,214             8,277
Extraordinary gain on early extinguishments of debt, net of income taxes               12,598              0                 0
                                                                                   ----------    -----------       -----------
Net (loss)/income                                                                      (8,645)         2,214             8,277
Less preferred stock dividends                                                         (2,770)        (2,669)           (3,128)
                                                                                   ----------    -----------       -----------

Income/(loss) from continuing operations before extraordinary items applicable to
common shareholders, basic                                                              6,763    $       841       $    (5,450)
                                                                                   ==========    ===========       ===========
Net (loss)/income applicable to common shareholders, basic                            (11,415)   $      (455)      $     5,149
                                                                                   ==========    ===========       ===========

BASIC EPS
Income/(loss) from continuing operations before extraordinary items applicable to
common shareholders                                                                     6,763    $       841       $    (5,450)
(Loss)/income from discontinued operations, net of taxes                              (30,776)        (1,296)           10,599
                                                                                   ----------    -----------       -----------
(Loss)/income applicable to common shareholders before extraordinary items            (24,013)          (455)            5,149
Extraordinary gain early extinguishments of debt, net of taxes                         12,598              0                 0
                                                                                   ----------    -----------       -----------
Net (loss)/income applicable to common shareholders                                   (11,415)          (455)            5,149
Weighted average number of common shares outstanding                                3,105,394      3,076,354         3,029,917

Income/(loss) per share from continuing operations before extraordinary items            2.18    $      0.27       $     (1.80)
(Loss)/income per share from discontinued operations                                    (9.91)         (0.42)             3.50
Extraordinary gain per share on debt extinguishments                                     4.05           0.00              0.00
                                                                                   ----------    -----------       -----------
Net (loss)/income per share                                                             (3.68)   $     (0.15)      $      1.70
                                                                                   ==========    ===========       ===========

DILUTED EPS
Income/(loss) from continuing operations before extraordinary items applicable to
common shareholders                                                                     6,763    $       841       $    (5,450)
Plus dilutive preferred stock dividends                                                     5              0                 0
                                                                                   ----------    -----------       -----------
Income/(loss) from continuing operations before extraordinary items applicable to
common shareholders                                                                     6,768            841            (5,450)
(Loss)/income from discontinued operations                                            (30,776)        (1,296)           10,599
                                                                                   ----------    -----------       -----------
(Loss)/income before extraordinary item                                               (24,008)          (455)            5,149
Extraordinary gain on early extinguishments of debt                                    12,598              0                 0
                                                                                   ----------    -----------       -----------
Net loss/(income) applicable to common shareholders                                   (11,410)   $      (455)      $     5,149

Weighted average number of common shares outstanding                                3,105,394      3,076,354         3,029,917
Effect of dilutive securities:
   Preferred stock                                                                     27,992         74,611                 0
   Common Stock Warrants                                                            5,906,736      2,984,973                 0
   Options                                                                                  0              0                 0
                                                                                   ----------    -----------       -----------
Weighted average number of common shares outstanding, diluted                       9,040,122      6,135,938         3,029,917
                                                                                   ==========    ===========       ===========

Income/(loss) per share from continuing operations before extraordinary items            0.75    $      0.14       $     (1.80)
(Loss)/income per share from discontinued operations                                    (3.40)         (0.21)             3.50
Extraordinary gain per share on debt extinguishments                                     1.39           0.00              0.00
                                                                                   ----------    -----------       -----------
Net (loss)/income per share                                                             (1.26)   $     (0.07)      $      1.70
                                                                                   ==========    ===========       -----------

The following common stock equivalents of the Company's various classes of preferred stock were not included in the computation of diluted earnings per share because of the effect of adding back the related dividends and weighted average common shares would be antidilutive:

                           Outstanding at December 31,                    Convertible into Common Shares as of
                                                                                      December 31,
                                   2001          2000            1999           2001           2000           1999
                                   ----          ----            ----           ----           ----           ----
Class/ Series
-------------

Class AA                              0             0               0              0              0              0
Class AAA                        28,500        28,500          28,500      1,187,500      1,187,500      1,187,500
Series C                              0         2,433          18,493              0          6,083         46,233
Series D                              0             0          30,000              0              0         75,000
Series E                            800        12,229          17,443          2,000         30,573         43,608
Series F                              0             0               0              0              0              0
Common Stock Warrants         5,937,500     5,937,500             N/A      5,937,500      5,937,500            N/A

                                Potential Common Stock outstanding, year
                                        ended December 31,
                                     2001          2000           1999
                                     ----          ----           ----
Class/ Series
-------------

Class AA                                0             0        465,750
Class AAA                       1,187,500     1,187,500      1,195,875
Series C                         Dilutive      Dilutive         56,815
Series D                                0      Dilutive         99,863
Series E                         Dilutive        35,808         45,703
Series F                                0             0          4,030
Common Stock Warrants            Dilutive      Dilutive            N/A

SFAS No.128 requires that options are included in the earnings per share calculation on a quarterly basis only when the average market price of the common stock during that period exceeds the exercise price of the options. The options included in the annual computation of earnings per share are based on the average of the four quarters. No options are included in the calculation of diluted earnings per share for 1999, 2000 and 2001 since the average market price of the common stock in each quarter during those years did not exceed the exercise price of the options. Note 17 - Employee Benefit and Incentive Plans contains more detailed disclosure regarding the Company's outstanding options.

NOTE 11 - DISCONTINUED OPERATIONS

The net (loss)/income from discontinued operations includes the operating results of the operating subsidiaries that were sold in 2001 as well as the gain or loss on the sale of those operations. In accordance with FAS 144, these gains and losses are shown net of income taxes. The subsidiaries included in discontinued operations are Brookstone, Fortress Florida, Whittaker, Christopher, Quail, Galloway, Sunstar and Iacobucci. All periods presented have been restated. Operating subsidiaries sold prior to January 1, 2001 are included in continuing operations. The discontinued operations disclosures are summarized as follows (in millions):


                                       Sales                                                   Pretax Income/(Loss)
                                       Price              Homebuilding Revenues                  from Operations
                                       -----              ---------------------                  ---------------

                                                       2001         2000          1999       2001      2000       1999
                                                       ----         ----          ----       ----      ----       ----
Brookstone (1)
 (sold February, 2001)                 $ 10.2         $ 1.2        $28.1         $31.8        $ 0    $  1.1     $  2.3
Fortress Florida
 (sold May 2001)                         49.9          25.0        104.6          96.4        1.2       6.2        5.3
Whittaker (2)
 (sold July 2001)                        51.4          28.9         82.6          99.9       (0.9)      3.4        6.7
Christopher (3)
  (sold August 2001)                     28.0          29.7         66.0          60.7       (1.1)     (3.6)      (3.8)
Quail (4)
(sold October 2001)                       1.8           8.1         15.6          21.4       (0.6)     (2.3)      (1.7)
Sunstar
(sold December 2001)                     36.9          41.4         34.0          48.9        2.6       1.8        2.8
Galloway
(sold December 2001)                     13.1          62.1         76.2         100.4        2.3       4.1        8.7
                                         ----          ----         ----         -----       ----      ----       ----
    Subtotal- 2001 dispositions         191.3         196.4        407.1         459.5        3.5      10.7       20.3
Iacobucci (5)
(sold February 2002)                     27.0          60.2         42.3          34.8        1.7       1.8        0.6
                                         ----          ----         ----         -----        ---       ---        ---
   Subtotal                            $218.3        $256.6       $449.4        $494.3        5.2      12.5       20.9
                                       ======        ======       ======        ======
Tax benefit                                                                                   1.8       5.5        9.2
                                                                                          -------    ------     ------
Net loss                                                                                  $   3.4    $  7.0     $ 11.7
                                                                                          =======    ======     ======

                                     Gain/(Loss) on Sale/Impairment
                                                 Charges


                                         2001        2000       1999
                                         ----        ----       ----
Brookstone (1)
 (sold February, 2001)                    $ 0      $(2.6)        $ 0
Fortress Florida
 (sold May 2001)                          1.8           0          0
Whittaker (2)
 (sold July 2001)                      (13.8)           0          0
Christopher (3)
  (sold August 2001)                   (11.1)       (7.0)      (2.0)
Quail (4)
(sold October 2001)                     (2.1)       (5.2)          0
Sunstar
(sold December 2001)                    (5.2)           0          0
Galloway
(sold December 2001)                   (14.8)           0          0
                                      ------       ------     ------
    Subtotal- 2001 dispositions        (45.2)      (14.8)      (2.0)
Iacobucci (5)
(sold February 2002)                    (6.8)           0          0
                                       -----            -          -
   Subtotal                            (52.0)      (14.8)      (2.0)

Tax benefit                            (17.8)       (6.5)      (0.9)
                                       ------       -----      -----
Net loss                              $(34.2)      $(8.3)     $(1.1)
                                      =======      ======     ======




1.       Sold to a company owned by the Company's former Chief Operating
         Officer.

2. Sold to Whittaker Builders, Inc., a company owned by one of the former owners of Whittaker Homes and a former manager of Whittaker Homes after it became a subsidiary of the Company.

3. Sold to an entity controlled by a former owner of Christopher Homes who was also a former director of Fortress.

4. Sold to JLG Investments, LLC a company owned by one of the former owners of Quail Construction and its manager after it became a subsidiary of the Company.

5.       See Note 22 - Subsequent Events

The total cash proceeds (before closing costs) from the sale of the subsidiaries listed above were approximately $75.5 million, of which $59.5 net of closing costs was received in 2001. The total net (loss)/income from discontinued operations for the years ended December 31, 2001, 2000 and 1999 was ($30.8) million, ($1.3) million and $12.8 million, respectively.


NOTE 12 - RESTRUCTURING CHARGES

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

As a result of the planned restructuring activities related to the asset sales (See Note 11 - Discontinued Operations) the Company has implemented a plan to reduce corporate staffing and has accrued approximately $1.6 million in restructuring charges as of December 31, 2001. The majority of these costs are for employee severances and other company-wide benefit programs, which provide no future benefit under the Company's restructured operations. The restructuring charge is included in continuing operations.


NOTE 13 - OTHER INCOME & EXPENSES

The following table summarizes the composition of "Other (income)/expenses" for the years ended December 31, 2001, 2000 and 1999 (in millions):

                                                                                   Year ended December 31,
                                                                                   -----------------------
                                                                           2001            2000            1999
                                                                        ---------       ---------       ---------
Pretax (income)/loss from financial services (see below)                $    (1.3)      $    (0.4)      $     0.0
Interest expense                                                             (0.1)            1.2             2.1
Interest income                                                              (0.3)           (0.2)           (0.1)
Sale of land partnership interests (see Note 12 - Restructuring)              0.0             0.0            (0.3)
Other, net                                                                   (0.8)           (0.8)           (1.2)
                                                                        ---------       ---------       ---------
Net other (income)/expense                                              $    (2.5)      $    (0.2)      $     0.5
                                                                        =========       =========       =========

Financial services (income)/loss is generated by the Company's wholly-owned subsidiary Fortress Mortgage. The following results of operations of Fortress Mortgage for the year presented are reflected in "Other (income)/expense" (in millions):

                                                                             Year ended December 31,
                                                                            -----------------------
                                                                          2001           2000           1999
                                                                       ---------      ---------      ---------
Revenue                                                                $     5.8      $     5.7      $     6.2
Expenses                                                                     4.5            5.3            6.2
                                                                       ---------      ---------      ---------
Pretax income/(loss)                                                   $     1.3      $     0.4      $     0.0
                                                                       =========      =========      =========

NOTE 14 - NET ASSETS OF MORTGAGE COMPANY

The assets and liabilities of the mortgage company for the years ended December 31, 2001 and 2000 are summarized in the following table (in thousands):

                                                         December 31, 2001               December 31, 2000
                                                         -----------------               -----------------
Cash and cash equivalents                                    $   938                           $   717
Accounts and notes receivable                                    278                               249
Mortgage loans                                                12,534                            12,153
Property and equipment, net                                      267                               501
Prepaid expenses and other assets                                102                               150
                                                             -------                           -------
  Total assets                                               $14,119                           $13,770
                                                             =======                           =======

Accounts payable and accrued construction liabilities        $   502                               181
Notes and mortgages payable                                    9,950                            11,422
Accrued expenses                                                 307                                49
                                                             -------                           -------
Total liabilities                                             10,759                            11,652
Total shareholders' equity                                     3,360                             2,118
                                                             -------                           -------
  Total liabilities and shareholders' equity                 $14,119                           $13,770
                                                             =======                           =======


NOTE 15 - RELATED PARTY TRANSACTIONS

Due to related parties

Amounts due to related parties, which are included in accrued expenses at December 31, 2001 and 2000, total $1.5 million and $1.7 million, respectively. The December 31, 2001 balance is made up of approximately $0.2 million in accrued but not paid earnouts due to the former owners of certain acquisitions and $1.3 million in accrued dividends payable. The December 31, 2000 balance is made up of approximately $0.1 million in accrued but not paid earnouts due to the former owners of certain acquisitions, $1.4 million in accrued dividends payable and the balance representing individually immaterial amounts due to various related parties.

Other transactions (Continuing Operations)

A significant shareholder and director of the Company is a member of several limited liability companies ("LLCs"), which are engaged in the acquisition and development of finished lots in the Denver market. Genesee has placed deposits of $1.6 million with these LLC's, in exchange for an option agreement to purchase lots pursuant to take down terms on a non specific performance basis. During the calendar years 2001 and 2000, the Company purchased 109 and 71 lots totaling $5.4 million and $4.8 million, respectively. (See Note 21 - Commitments and Contingencies.)

Pursuant to an agreement with two limited liability companies ("Ltd"), the Company has an option to acquire land from a certain party related to Wilshire's president. Wilshire has placed a deposit of $0.3 million with this Ltd, in exchange for an option agreement to purchase lots pursuant to take down terms on a non specific performance basis. During the calendar year 2001 the Company purchased 40 lots totaling $1.8 million. (See Note 21 - Commitments and Contingencies.)

In addition, several of the operating subsidiaries were sold to related parties. (See Note 11 - Discontinued Operations.)

Other transactions (Discontinued Operations)

During 2001, 2000 and 1999, Fortress Florida purchased a majority of its finished lots under written agreements with an entity whose principal was a significant holder of the Company's Series B and C preferred stock. In 2001, 2000 and 1999, Fortress Florida purchased approximately $2.1 million, $13.9 million and $16.1 million, respectively, of such lots.

Fortress Florida contracted cabinetry, interior finish services and other items from an affiliated party amounting to approximately $1.8 million, $5.9 million and $5.0 million for the years ended December 31, 2001, 2000 and 1999, respectively.

Pursuant to an option agreement executed simultaneously with the acquisition of Iacobucci, the Company had an option to acquire land from certain parties related to Iacobucci's officers over a period of five years. In 2001, 2000, and 1999, the Company acquired 193, 88 and 117 of these lots, respectively, at a total cost of approximately $2.0 million, $1.3 million and $2.0 million, respectively.

Pursuant to an agreement executed simultaneously with the acquisition of Brookstone, the Company purchased finished lots from an entity owned by a former officer of the Company. During the years ended December 31, 2000 and 1999, the Company purchased 15 and 39 lots for an aggregate purchase price of $0.5 million and $1.1 million, respectively.

A significant shareholder and former director of the Company is a member of certain LLC's established for the purpose of constructing and selling real estate. Christopher had been engaged as the manager for the projects, offering sales and marketing and construction expertise in exchange for fees amounting to $2.1 million and $2.5 million in 2001 and 2000, respectively. In addition, Christopher entered into an agreement with the shareholder and former director requiring him to share the profits from three of these LLCs with the Company.


NOTE 16 - LEASES

The Company is obligated under various noncancelable operating leases for office facilities, model homes and equipment expiring at various times through 2007. Rental expense under these agreements amounted to approximately $2.4 million, $2.0 million and $2.3 million for the years ended December 31, 2001, 2000 and 1999, respectively. Included in this amount is rent paid to affiliated companies, under office, model home, and warehouse leases, totaling $0.2 million, $0.2 million and $0.4 million for the respective periods.

Future minimum lease payments under noncancelable operating lease agreements are as follows (in thousands):

Year Ended
December 31,
      2002                 $2,140
      2003                  1,238
      2004                    939
      2005                    724
      2006                    732
Thereafter                    586
                           ------
                           $6,359
                           ======

NOTE 17 - EMPLOYEE BENEFIT AND INCENTIVE PLANS

Bonus award plan

The Company has a bonus award plan under which directors, officers, employees and key consultants of the Company may be awarded cash or common stock based upon the satisfaction of specific performance criteria. The plan provides for the grant of up to 143,750 shares of common stock. No awards have been made under the plan as of December 31, 2001.

Profit sharing plan

The Company's profit sharing plan is a defined contribution plan qualified under the Internal Revenue Code. All employees who have completed one-half year of service with the Company may participate in the plan on the first day of the month after becoming eligible. A participant's interest in Company contributions are 100% vested after six years of credited service. Contributions to the plan are entirely within the discretion of the Company's Board of

Directors and are determined annually. Company contributions to the plan were approximately $572,000, $629,000, and $518,000 for 2001, 2000 and 1999,
respectively.

Stock purchase plan

The Board of Directors of the Company has approved a stock purchase plan under which 125,000 shares of the Company's common stock are reserved for issuance and sale to substantially all of the employees of the Company at 85% of market price of the stock on specified offering dates. The number of shares issued and the average price per share under this plan during the years ended December 31, 2001, 2000, 1999, were 21,881 and $1.60, 36,935 and $2.28 and 27,856 and $5.32,
respectively. At December 31, 2001, a total of 31,665 shares were available for issuance.

Stock incentive plan

The Company has a stock incentive plan under which non-employee directors, officers, key employees and consultants of the Company may be granted options to purchase up to 387,500 shares of the Company's common stock. The stock incentive plan also allows for the award of stock appreciation rights, restricted stock and deferred stock. As of December 31, 2001, no stock appreciation rights, restricted stock or deferred stock had been granted under this plan.

The stock options granted may be either nonqualified or incentive stock options although only employees of the Company may be granted incentive stock options. The option price shall not be less than the fair market value of the common stock on the date of grant; the option period shall not exceed ten years from the grant date. Options granted as of December 31, 2001 vest over various periods from immediately to over three years.

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

The fair value of each stock option grant is estimated on the date of the grant using the Black-Scholes option-pricing model, using the following weighted average assumptions:

                                                                                           Year Ended December 31,
                                                                                           -----------------------
                                                                                 2001              2000                1999
                                                                                 ----              ----                ----
Expected volatility                                                              100%               N/A                 60%
Risk-free interest rate                                                           5%                N/A                5.7%
Expected life                                                                  5 years              N/A             5.84 years

Number of stock options granted                                                315,000               0                45,250
Weighted-average fair value of options granted                                  $1.53               N/A                $3.86
Total value of stock options granted                                           $481,950             N/A              $175,000

Had the Company determined the compensation cost of these options in accordance with SFAS No. 123, the following unaudited proforma results would have been reported:


Net Income                                                                     $(8,873,000)          $2,061,000         $8,124,000
Earnings per share, basic                                                           $(3.75)             $(0.20)              $1.65
Earnings per share, diluted                                                         $(1.29)             $(0.10)              $1.65

Option activity is summarized as follows:

                               Shares                            Weighted
                              available          Number           average
                             for options        of shares      option price
                             -----------        ---------      ------------
As of December 31, 1998         264,100          123,400         $   23.08
     Grants                     (45,250)          45,250              6.35
     Cancellations               62,339          (62,339)            22.85
                               --------         --------         ---------
As of December 31, 1999         281,189          106,311         $   16.09
     Grants                           0                0
     Cancellations                5,771           (5,771)            22.98
                               --------         --------         ---------
As of December 31, 2000         286,960          100,540         $   15.69
     Grants                    (315,000)         315,000              2.00
     Cancellations              100,307         (100,307)             6.48
                               --------         --------         ---------
As of December 31, 2001          72,767          315,233         $    4.94

The following table summarizes information about options outstanding at December 31, 2001:

                                           Outstanding Options                            Exercisable Options
                                           -------------------                            -------------------
                              Number Outstanding at      Remaining Contractual                            Weighted Average
 Range of Exercise Prices       December 31, 2001           Life (in years)          Exercisable           Exercise Price
           $2.00                          252,000                 4.6                          0               $ 0.00
           $6.38                           25,000                 7.6                     18,750               $ 6.38
      $20.00 - $25.00                      38,233                 4.1                     38,233               $23.40
                                          -------                 ---                     ------               ------
                                          315,233                 4.8                     56,983               $17.79
                                          =======                 ===                     ======               ======

NOTE 18 - INCOME TAXES

The (benefit) 1 provision for income taxes consists of the following (in thousands):

                                              Year ended
                                             December 31,
                                 2001             2000             1999
                               --------         --------         --------
Current:
    Federal                    $ (8,846)        $  7,559         $  5,350
    State                        (1,372)           1,437            1,773

                                (10,218)           8,996            7,123
Deferred:
    Federal                       4,732           (5,996)            (579)
    State                           982           (1,274)             (75)
                                  5,714           (7,270)            (654)

Total                          $ (4,504)        $  1,726         $  6,469
                               ========         ========         ========

Continuing Operations             4,966         $  2,736         $ (1,815)
Discontinued Operations         (16,034)          (1,010)           8,284
Extraordinary Items               6,564                0                0
                               --------         --------         --------
Total                          $ (4,504)        $  1,726         $  6,469
                               ========         ========         ========

The (benefit) 1 provision for income taxes differs from the amount computed by applying the Federal income tax statutory rate of 35% for the years ended December 31, 2001,2000 and 1999, respectively, as follows (in thousands):

                                                   2001             2000            1999
                                                  -------          -------         -------
Income tax computed at statutory rate             $(4,602)         $ 1,379         $ 5,161
State income taxes, net of Federal benefit           (518)             225           1,097
Other, net                                            616              122             211

Total                                             $(4,504)         $ 1,726         $ 6,469
                                                  =======          =======         =======

Effective Rate                                       34.3%            43.8%           43.9%
                                                  =======          =======         =======

Deferred tax assets (liabilities) arise due to the recognition of income and expense items for tax purposes in periods which differ from those used for financial statement purposes. At December 31, 2001 and 2000, the net deferred tax asset was comprised of the following (in thousands):

                                                           2001             2000
                                                         --------         --------
Deferred Tax Assets:
Warranty and other reserves                              $  2,406         $  7,971
Depreciation                                                  351            1,276
Amortization                                                  126                0
Capitalized inventory                                         296              348
Payroll accruals                                               89              170
Workers compensation accruals                                  10              309
Deferred profit                                                43              388
Other                                                          56               29
                                                         --------         --------
             Total gross deferred tax assets                3,377           10,491

 Deferred Tax Liabilities:
 Prepaid expenses                                              (7)            (261)
 Amortization                                                   0             (471)
 Rebates                                                      (38)              (0)
                                                         --------         --------
             Total gross deferred tax liabilities             (45)            (732)

 Net deferred tax asset                                  $  3,332         $  9,759
                                                         ========         ========

Net deferred tax assets are included with prepaid expenses and other assets on the balance sheet.

Fortress and its wholly owned subsidiaries file a consolidated federal income tax return. The Internal Revenue Service selected for review the consolidated tax return for the year ended December 31, 1999. The company does not expect any adverse effects from this review.


NOTE 19 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarterly financial information for the years ended December 31, 2001 and 2000 is presented below. The sum of the individual quarterly data may not equal the annual data due to rounding and fluctuations in weighted average shares outstanding on a quarter-to-quarter basis.

                                                                 In Thousands Except Per Share Data
                                                                         Three Months Ended

                                                   December 31,      September 30,        June 30,          March 31,
                                                   ------------      -------------        --------          ---------
                                                        2001             2001               2001              2001
                                                        ----             ----               ----              ----

Revenue                                            $   90,937         $   66,459         $   61,429        $   41,157
Income/(loss) from continuing operations
before extraordinary
items                                                   5,726              2,328              1,749              (270)
Per share, basic                                         1.58               0.54               0.36             (0.30)
Per share, diluted                                       0.54               0.18               0.12             (0.30)

Net income/(loss)                                      (7,400)            (4,583)             3,030               308
Per share, basic                                        (2.64)             (1.69)              0.77             (0.12)
Per share, diluted                                      (0.91)             (0.58)              0.26             (0.12)

                                                   December 31,      September 30,        June 30,          March 31,
                                                   ------------      -------------        --------          ---------
                                                        2000             2000               2000              2000
                                                        ----             ----               ----              ----

Revenue                                            $   71,289         $   59,366        $   53,494         $   48,251
Income/(loss) from continuing operations
before extraordinary
items                                                   2,316              1,218               301               (325)
Per share, basic                                         0.53               0.18             (0.12)             (0.32)
Per share, diluted                                       0.18               0.87             (0.12)             (0.32)

Net income/(loss)                                      (3,911)             3,346             2,146                633
Per share, basic                                        (1.48)              0.06              0.48              (0.01)
Per share, diluted                                      (0.51)              0.29              0.48              (0.01)


NOTE 20 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The financial instruments of the Company consist of accounts receivable, loans held for sale, due to and from related parties, accounts payable and construction liabilities and notes and mortgages payable. Mortgage loans held for sale to nonaffiliated investors of $12.4 million and $12.2 million at December 31, 2001 and 2000, respectively, are recorded in the aggregate at the lower of cost or market. The estimated fair value of $12.6 million and $12.3 million at December 31, 2001 and 2000, respectively, is based upon contractually established prices at which mortgage loans will be sold or, if loans are not committed for sale, at current market prices. The fair value of the Company's Senior Notes at December 31, 2001 was recorded at their carrying value of $42.6 million. Based on the Company's repurchase of $11,650,000 of Senior Notes on December 31, 2001 for $9,300,000, the Company estimates the value was approximately $34.1 million as of December 31, 2001. The fair value of the remainder of the financial instruments is equal to the recorded amounts due to the short-term nature of the instruments.

NOTE 21 - COMMITMENTS AND CONTINGENCIES

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

In the ordinary course of business, the Company enters into option agreements to purchase land. As of December 31, 2001, the Company had approximately $13.4 million in deposits outstanding to acquire land with an aggregate purchase price of approximately $121.7 million.

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

At December 31, 2001 and 2000, the Company had mandatory or best efforts delivery commitments to cover all of the Company's loans held for sale. As of December 31, 2001 and 2000, the Company had commitments to originate loans (pipeline) in the amount of $68.0 million and $98.8 million, respectively. These loans sell at the prevailing market rates at the time of closing.

Prometheus Make-Whole Election Notice

By letter dated February 12, 2001, Prometheus delivered to the Company a notice of election under section 2.6 of the Restructuring Agreement purporting to confirm that it had elected to exercise its rights under section 2.6 of the Restructuring Agreement. By letter dated February 15, 2001, the Company advised Prometheus that it disagreed that a timely election had been made. Each party has reserved its rights with respect to this matter. Depending on the outcome of this dispute, the Company may be obligated to make the payments required under section 2.6 of the Restructuring Agreement, which amount to approximately $1.4 million, and which would be accounted for as an equity transaction.


NOTE 22 - SUBSEQUENT EVENTS

On January 15, 2002 the Company made a payment of approximately $1.3 million for the Class AAA Preferred Stock dividends due as of December 31, 2001. There are currently no unpaid dividends.

During the first quarter of 2002, the Company repurchased additional Senior Notes in the open market with a principal amount of approximately $9.2 million for a cash price of approximately $9.0 million plus accrued interest. The gain resulting from the retirement, net of income taxes, will be reflected as an extraordinary item in the consolidated statement of operations. As of March 8, 2002 the Company has $33.3 million outstanding of its Senior Notes.

On February 28, 2002 the Company sold Iacobucci Homes. The sale price was $27.0 million, which included $11.6 million in cash and the assumption by the purchaser of substantially all of the subsidiary's secured debt and other liabilities. The operating revenues and income before $6.8 of impairment charges for Iacobucci Homes during the years ended December 31, 2001 and 2000 were $52.2 million and $1.7 million and $41.7 million and $1.8 million, respectively.

A letter of agreement dated March 20, 2002 (which superseded and replaced previous letters of agreement), Prometheus and the Company agreed to amend the Supplemental Warrants to limit the number of Supplemental

Warrants which may be exercised by Prometheus and its affiliates prior to the "Extended Exercise Date" to a number equal to the number of shares of common stock of the Company which would not cause the holder of the warrants or any "group" of which such holder is a member to be deemed beneficially to own 50% or more of the aggregate voting power of the common equity of the Company. The Extended Exercise Date is the first to occur of (a) January 1, 2003, (b) the day preceding the day on which any "Event of Default" under the Senior Note Indenture occurs, (c) the day on which such Senior Note Indenture ceases to require the Company to make a "Change of Control Offer" upon the occurrence of a "Change of Control", (d) the tenth day prior to the record date for taking certain actions by stockholders of the Company, (e) the tenth day prior to the announced expiration date of any tender offer for shares of the Company's common stock, or (f) the date as of which a "change of control" occurs by reason of any circumstance or event other than the taking by Prometheus of any action which causes an increase in the number of shares of common stock beneficially owned by Prometheus. Based upon the amendment to the Supplemental Warrants, unless the obligation under the Senior Note Indenture to make a "Change of Control Offer" following a change of control is removed (whether by amendment, waiver, payment of the Senior Notes, or otherwise) or the Supplemental Warrants are further amended, Change of Control would be deemed to occur by no later than 60 days prior to January 1, 2003 and the Company would be required to commence to make a "Change of Control Offer" by no later than 30 days prior to January 1, 2003.