Form 10-K/A
period 2001-12-31
FORTRESS GROUP INC
filed 2002-04-01
CIK 1010607

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-K
                                AMENDMENT NO. 1
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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

--------------------------------------------------------------------------------

This Amendment No. 1 to Form 10-K is filed solely to correct the contents of
Exhibit 23.2.

                                   SIGNATURES

   Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized April 1, 2002.

                      THE FORTRESS GROUP, INC.

                                  By:         /s/ George C. Yeonas
                                        -----------------------------
                                  Name:  George C. Yeonas
                                  Title:   Chief Executive Officer and Director