Form 10-Q
period 2002-03-31
FORTRESS GROUP INC
filed 2002-05-15
CIK 1010607

                                  UNITED STATES


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended: March 31, 2002

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


       Registrant's telephone number, including area code: (703) 442-4545

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X     No
                                             -----      -----
        As of May 15, 2002, there were outstanding 3,119,195 shares of common stock, par value $.01, of the registrant.

                            THE FORTRESS GROUP, INC.

                          QUARTER ENDED MARCH 31, 2002



                                      INDEX

                                                                              PAGE
                                                                              ----

PART I - FINANCIAL INFORMATION

   Item 1.

           The Fortress Group, Inc.
                    Consolidated Balance Sheets (unaudited)                     3
                    Consolidated Statements of Operations
                      (unaudited)                                               4
                    Consolidated Statements of Cash Flows
                      (unaudited)                                               5
                    Condensed Notes to Consolidated Financial Statements
                      (unaudited)                                               6



   Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations                        15

   Item 3. Quantitative and Qualitative Disclosures About
           Market Risk                                                          20

PART II - OTHER INFORMATION

   Item 3. Default on Senior Securities                                         21

   Item 6. Exhibits and Reports on Form 8-K.                                    21
             (a)     Exhibits.
             (b)     Reports on Form 8-K.



SIGNATURES                                                                      22

                            THE FORTRESS GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)


                                                                 March 31,        December 31,
                                                                   2002               2001
                                                                   ----               ----
                                                                (unaudited)
ASSETS

Cash and cash equivalents                                       $  2,390           $ 10,589
Accounts and notes receivable                                     11,798             13,250
Real estate inventories                                          148,205            144,977
Assets held for sale                                               6,399             26,836
Net assets of mortgage company                                     2,570              3,360
Property and equipment, net                                        4,779              4,741
Prepaid expenses and other assets                                 22,461             23,698
                                                               ---------           --------
      Total assets                                              $198,602           $227,451
                                                               =========          =========


LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued construction liabilities           $  9,339           $  6,909
Liabilities related to assets held for sale                        6,399             15,190
Notes and mortgages payable                                      103,209            120,699
Accrued expenses                                                  10,942             16,286
Customer deposits                                                  4,153              3,475
                                                               ---------          ---------
      Total liabilities                                          134,042            162,559
                                                               ---------          ---------


Shareholders' equity
    Preferred stock, all classes and series, $.01 par value,
      1 million authorized (see Note 6)                                0                  1
    Common stock, $.01 par value, 99 million authorized,
      3,119,195 and 3,116,635  issued, respectively                   31                 31
    Additional paid-in capital                                    50,275             51,520
    Retained earnings                                             14,254             14,590
    Treasury stock, at cost, 0 and 30,000 preferred shares             0             (1,250)
                                                               ---------          ---------

      Total shareholders' equity                                  64,560             64,892
                                                               ---------          ---------

      Total liabilities and shareholders' equity                $198,602           $227,451
                                                               =========          =========



   The accompanying notes are an integral part of these financial statements.

                            THE FORTRESS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           (Unaudited, dollars in thousands, except per share amounts)



                                                              For the Three    For the Three
                                                              Months Ended     Months Ended
                                                              March 31, 2002   March 31, 2001
                                                              --------------   --------------
Residential sales                                               $ 60,178         $ 41,034
Lot sales and other                                                1,108              123
                                                               ---------        ---------
    Homebuilding revenues                                         61,286           41,157
Cost of sales                                                     50,659           33,266
                                                               ---------        ---------
    Gross profit                                                  10,627            7,891
Selling                                                            4,527            3,247
General and administrative                                         4,199            4,897
Restructuring and impairment charges                                 780                0
Other expenses                                                        75              205
                                                               ---------        ---------
Income/(loss) from continuing operations before taxes and
  extraordinary items                                              1,046             (458)
Provision/(benefit) for income taxes                                 454             (188)
                                                               ---------        ---------
Income/(loss) from continuing operations before
  extraordinary items                                                592             (270)
(Loss)/income from discontinued operations, net of
  applicable tax provision of $31and $402 respectively              (358)             578
                                                               ---------        ---------
Income before extraordinary item                                     234              308
Extraordinary gains on early extinguishments of debts,
  net of applicable tax provision of $55 and $0,
  respectively                                                        72                0
                                                               ---------        ---------

Net income                                                      $    306         $    308
                                                               =========        =========

(Loss) from continuing operations before extraordinary
items applicable to common shareholders, basic                  $   (50)         $   (937)
(Loss) applicable to common shareholders, basic                 $  (336)         $   (359)

(Loss) before extraordinary items applicable to common
shareholders, diluted                                           $    (50)        $   (937)
(Loss) applicable to common shareholders, diluted               $   (336)        $   (359)

(LOSS)/INCOME PER SHARE DATA (see Note 7):
  Basic:
  Continuing operations before extraordinary items              $  (0.02)        $  (0.30)
  Discontinued operations                                          (0.11)            0.18
  Extraordinary gains on early extinguishments of debts             0.02             0.00
                                                               ---------        ---------
  (Loss) per share                                              $  (0.11)        $  (0.12)
                                                               =========        =========

  Diluted:
  Continuing operations before extraordinary items              $  (0.02)        $  (0.30)
  Discontinued operations                                          (0.11)            0.18
  Extraordinary gains on early extinguishments of debts             0.02             0.00
                                                               ---------        ---------
  (Loss) per share                                              $  (0.11)        $  (0.12)
                                                               =========        =========

Basic weighted average shares outstanding                      3,117,687        3,097,254
                                                               =========        =========
Diluted weighted average shares outstanding                    3,117,687        3,097,254
                                                               =========        =========

   The accompanying notes are an integral part of these financial statements.

                            THE FORTRESS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)

                                                                  For the Three    For the Three
                                                                  Months Ended     Months Ended
                                                                 March 31, 2002   March 31, 2001
                                                                 --------------   --------------
  Cash flows from operating activities
  Income/(loss) from continuing operations before
  extraordinary items                                             $     592        $     (270)
  Adjustments to reconcile income/(loss) from continuing
  operations before extraordinary items to net cash (used
  in) operating activities:
    Depreciation and amortization                                       712               750
    Deferred tax provision                                             (483)
    Asset impairment charge                                             780                 0
    Loss on sale of property and equipment                                0                34
    (Loss)/income from discontinued operations                         (358)              578
    Net changes in assets and liabilities of discontinued
    operations                                                          338              (675)
    Changes in operating assets and liabilities:
       Accounts receivable                                            1,656               776
       Real estate inventories                                       (6,754)          (17,983)
       Net assets of mortgage company                                   790              (104)
       Prepaid expenses and other assets                              1,654            (2,376)
       Accounts payable and accrued construction liabilities          3,041             2,328
       Accrued expenses                                              (3,832)            1,540
       Customer deposits                                                678               834
                                                                   --------          --------
Net cash (used in) operating activities                              (1,186)          (14,568)
                                                                   --------          --------

Cash flows from investing activities
    Proceeds from sale of subsidiaries                               10,572             4,142
    Payment of contingent consideration                                   0              (243)
    Purchase of property and equipment                                 (754)             (610)
    Proceeds from sale of property and equipment                          4                 2
    Change in investment in limited partnerships                          2               (30)
                                                                   --------          --------
       Net cash provided by investing activities                      9,824             3,261
                                                                   --------          --------
Cash flows from financing activities
    Borrowings under notes and mortgages payable                     39,046            27,466
    Repayment of notes and mortgages payable                        (44,624)          (15,907)
    Repurchase of Senior Notes                                       (9,321)                0
    Proceeds from issuance of common stock, net                           4                10
    Preferred dividends paid                                         (1,942)                0
                                                                   --------          --------

       Net cash (used in)/provided by financing activities          (16,837)           11,569
                                                                   --------          --------

Net (decrease)/increase in cash and cash equivalents                 (8,199)              262
Cash and cash equivalents, beginning of period                       10,589             1,037
                                                                   --------          --------
Cash and cash equivalents, end of period                           $  2,390          $  1,299
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

Fortress began operations simultaneously with the closing of its initial public offering on May 21, 1996 (the "Offering"), and the acquisition of four homebuilding companies. As of March 31, 2002, the Company operated under the following names in five different markets:


 Homebuilder                   Market(s)
 -----------                   ---------
 Continuing Operations:
 The Genesee Company           Denver and Fort Collins, Colorado
 ("Genesee")                   and Tucson, Arizona
 Wilshire Homes ("Wilshire")   Austin and San Antonio, Texas


During the first quarter of 2002, the Company exited the following markets:

 Homebuilder                        Market(s)
 Iacobucci Homes ("Iacobucci")      Philadelphia, Pennsylvania and        Sold February 2002. (See Note 8 -
                                    Atlantic City, New Jersey             Discontinued Operations)

During 2001 the Company exited the following markets:

 Homebuilder                              Market(s)                           Date Sold  (See Note 8 )
 -----------                              ---------                           ------------------------
 Brookstone Homes ("Brookstone")          Janesville, Madison and             February 2001
                                          Milwaukee, Wisconsin
 Fortress Homes and Communities           Jacksonville, Florida               May 2001
     of Florida ("Fortress
     Florida")
 Whittaker Homes ("Whittaker")            St. Louis, Missouri                 July 2001
 Christopher Homes                        Las Vegas, Nevada                   August 2001
 ("Christopher")
 Quail Homes ("Quail")                    Portland, Oregon                    October 2001
 Don Galloway Homes ("Galloway")          Charlotte, North Carolina           December 2001
                                          and Charleston, South
                                          Carolina
 Sunstar Homes ("Sunstar")                Raleigh-Durham, North               December 2001
                                          Carolina

In January 1997, Fortress formed Fortress Mortgage, Inc. ("Fortress Mortgage"), a wholly-owned subsidiary. Its function is to originate mortgage loans primarily to the buyers of homes constructed by the Company's builder subsidiaries. Fortress Mortgage is licensed as a mortgage banker in Arizona, California, Colorado, Illinois, Missouri, New Jersey, Pennsylvania, Texas and Virginia and currently serves all of the markets in which the Company has continuing operations.

The accompanying consolidated financial statements of Fortress have been prepared by the Company. In the opinion of management, the financial statements contain all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the Company's financial position as of March 31, 2002 and December 31, 2001, its operating results and cash flows for the periods ended March 31, 2002 and 2001. Certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States have been condensed or omitted. The Company believes the disclosures made are adequate to make the information presented not misleading. However, the financial statements should be read in conjunction with the financial statements of the Company and notes thereto included in the 2001 Annual Report on Form 10-K. Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations.

NOTE 2 - BASIS OF PRESENTATION AND NEW ACCOUNTING PRONOUNCEMENTS

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Fortress, a Delaware corporation, and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

NEW ACCOUNTING PRONOUNCEMENTS

The Company elected to adopt early, effective January 1, 2001, Statement of Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). Under SFAS No. 144, the Company has reported the results of operations and cash flows of the operating subsidiaries sold in 2001 and the division classified as held for sale as discontinued operations for all periods presented.

In April 2002, Statement of Financial Accounting Standards No. 145 "Rescission of FASB Statements No.4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" was issued. Under this Statement, gains or losses on extinguishment of debt was no longer to be classified as extraordinary. The Company will adopt the Statement on January 1, 2003 and the adoption will have no impact on the results of operations or financial position except for the reclassification of previously reported extraordinary items resulting from early extinguishment of debt.


NOTE 3 - REAL ESTATE INVENTORIES

Real estate inventories are summarized as follows (in thousands):

                                                                       March 31,    December 31,
                                                                         2002           2001
                                                                         ----           ----
                                                                      (unaudited)
   Work-in-progress
    Sold homes                                                         $ 44,637      $ 44,074
    Speculative                                                          27,351        32,396
                                                                       --------      --------
         Total work-in-progress                                          71,988        76,470

   Land
    Finished lots                                                        61,735        58,231
    Land under development                                                2,257             0
    Unimproved land held for development                                  4,463         4,816
                                                                       --------      --------
         Total land                                                      68,455        63,047

   Model homes                                                            7,762         5,460
                                                                       --------      --------

Total inventory of continuing operations                               $148,205      $144,977
                                                                       ========      ========

Total inventory of discontinued operations
    (included in "Assets held for sale")                               $  3,481      $ 20,749
                                                                       ========      ========

NOTE 4 - INTEREST

Information regarding interest is as follows (in thousands):

                                                                 For the Three Months Ended March 31,
                                                                 -----------------------------------
                                                                          2002          2001
                                                                          ----          ----
                                                                       (unaudited)   (unaudited)

    Interest incurred                                                  $  2,601      $  3,512
    Interest capitalized                                                 (2,218)       (2,826)
    Relief of previously capitalized interest                             2,376         1,499
                                                                       --------      --------
      Total interest expensed in statement of operations               $  2,759      $  2,185
                                                                       ========      ========

    Capitalized interest in ending inventory                           $  8,837      $  7,952
                                                                       ========      ========


    Interest incurred by discontinued operations                       $    223      $  5,186
                                                                       ========      ========


NOTE 5 - NOTES AND MORTGAGES PAYABLE

Notes and mortgages payable consist of the following (in thousands):

                                                                        March 31,    December 31,
                                                                          2002          2001
                                                                          ----          ----
                                                                       (unaudited)

   13.75% Senior Notes due 2003                                        $ 33,340      $ 42,565
   Project specific land, land development and
        construction loans                                               69,203        77,214
   Other loans                                                            1,070         1,555
                                                                       --------      --------
                                                                        103,613       121,334
   Less:  Unamortized debt issuance costs                                  (404)         (635)
                                                                       --------      --------
                                                                       $103,209      $120,699
                                                                       ========      ========

   Notes and mortgages payable of discontinued operations
        (included in "Liabilities related to assets held for sale")    $  3,481      $ 11,597
                                                                       ========      ========
   Mortgage warehouse lines of credit
   (included in "Net assets of mortgage company")                      $  5,844      $  9,950
                                                                       ========      ========


The Company pays interest on the Senior Notes in arrears on May 15 and November 15 of each year at the rate of 13.75% per annum. The Company is not entitled to redeem the Senior Notes at any time prior to maturity. The Senior Notes are unsecured and rank pari passu with, or senior in right of payment to, all other existing and future unsecured indebtedness of the Company. The Senior Notes, however, are effectively subordinated to secured debt of the Company to the extent of any collateral, as well as to the Company's subsidiaries' indebtedness. The Company is required to maintain a consolidated tangible net worth of at least $15.0 million and to comply with other financial covenants in the Senior Note Indenture. The Company was in compliance with these financial covenants at March 31, 2002.

In addition to financial covenants, the Senior Note Indenture imposes certain operating restrictions on the Company, based on its performance. These provisions place certain restrictions on the Company's ability to incur new debt above levels previously outstanding if the Company's Consolidated Fixed Charge Coverage Ratio (basically EBITDA to interest incurred for the Company and its Restricted Subsidiaries) is below a ratio of two to one. The Senior Note Indenture also restricts, and under certain conditions prevents, certain payments including the payment of dividends and the repurchase or redemption of the Company's stock. As of March 31, 2002, the Company had in excess of $12.0 million available for such payments, subject to the potential limitations discussed in this paragraph. As of March 31, 2002, the Company's Consolidated Fixed Charge Coverage Ratio was above a ratio of two to one thereby permitting the Company to make such restricted payments up to that amount.

During the first quarter of 2002, the Company repurchased in the open market $9.3 million of its Senior Notes. The gain resulting from these first quarter 2002 repurchases, net of income taxes, is approximately $72,000, which is reflected as an extraordinary gain on early extinguishments of debt in the consolidated statement of operations. As of March 31, 2002 the Company has $33.3 million outstanding of its Senior Notes, which mature in May 2003.

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

The remainder of other loans at March 31, 2002, consists primarily of debt financed corporate insurance policies, which bear interest at varying rates between 5.4% and 7.8%.

The Company's mortgage subsidiary has two lines of credit outstanding for the purpose of originating loans. The lines of credit are secured by the mortgage loans held for sale and are repaid upon sale of the mortgage loans. These lines bear interest at variable rates ranging from 1.5% over the LIBOR rate to 1.5% over the Fed Funds rate based on the type of loan and lending requirements. The aggregate commitment available under these lines was $73.0 million with $5.8 million outstanding at March 31, 2002.


NOTE 6 - CONVERTIBLE PREFERRED STOCK

The Company has authorized 1 million shares of $.01 par value preferred stock. The following were the Company's classes and series of preferred stock, amounts designated, and amounts outstanding at March 31, 2002 and December 31, 2001:

     Class AAA cumulative convertible (rate of 9% per annum), 40,000 designated, 28,500 issued and outstanding ($28.5 million aggregate liquidation preference)
    Series C convertible, 70,000 designated, 0 issued and outstanding
    Series D convertible, 67,500 designated, 0 and 30,000 issued and 0 outstanding ($0 aggregate liquidation preference)
    Series E convertible, 50,000 designated, 800 issued and outstanding ($80,000 aggregate liquidation preference)

The Class AAA preferred stock includes provisions that would entitle the holders to elect a majority of the Board following certain adverse events, including any failure to pay the required dividends or the obligations in connection with its redemption. Under the terms of the Class AAA Preferred Stock, the Company is obligated to pay the 9% annual dividend on a quarterly basis. Due to certain restrictions in the Senior Note Indenture that existed during the latter part of 2000 and through the third quarter of 2001, dividends during that time period were not paid in a timely manner. Dividends payable totaled approximately $1.3 million and were included in accrued expenses at December 31, 2001.

These dividends were paid in full on January 15, 2002. Dividends for the first quarter of 2002 were paid prior to the end of the quarter. The holders have not exercised their rights to elect a majority of the board of directors but have reserved their rights to make such an election. This right continues until the Company has paid dividends currently for four consecutive quarters.

In conjunction with the issuance of the Class AAA Preferred Stock, the Company also issued Supplemental Warrants. By agreement dated July 31, 2001, the Company and the holders of the Supplemental Warrants agreed to amend the Supplemental Warrant Agreement to set the number of supplemental warrants at 5,937,500 unless the price of the common stock by September 30, 2001 exceeded $8.00 per share in which case the number of Supplemental Warrants would be determined in accordance with the terms as previously disclosed in the Company's financial statements as reported on prior years' Form 10-K. Further, it was agreed that each Supplemental Warrant shall, at all times during which such Supplemental Warrant shall be exercisable, be exercisable for the purchase of one share of common stock. On September 30, 2001, the price of the common stock did not exceed $8.00 per share. The Company and the holders of the Supplemental Warrants also agreed to clarify the application of the Registration Rights Agreement to recognize a recent transfer of a portion of the Class AAA Preferred Stock and Supplemental Warrants.

In a letter of agreement dated March 20, 2002 (which superseded and replaced previous letters of agreement), Prometheus Homebuilders LLC ("Prometheus") and the Company agreed to amend the Supplemental Warrants to limit the number of Supplemental Warrants which may be exercised by Prometheus and its affiliates prior to the "Extended Exercise Date" to a number equal to the number of shares of common stock of the Company which would not cause the holder of the warrants or any "group" of which such holder is a member to be deemed beneficially to own 50% or more of the aggregate voting power of the common equity of the Company. The Extended Exercise Date is the first to occur of (a) January 1, 2003, (b) the day preceding the day on which any "Event of Default" under the Senior Note Indenture occurs, (c) the day on which such Senior Note Indenture ceases to require the Company to make a "Change of Control Offer" upon the occurrence of a "Change of Control", (d) the tenth day prior to the record date for taking certain actions by stockholders of the Company, (e) the tenth day prior to the announced expiration date of any tender offer for shares of the Company's common stock, or (f) the date as of which a "change of control" occurs by reason of any circumstance or event other than the taking by Prometheus of any action which causes an increase in the number of shares of common stock beneficially owned by Prometheus. Based upon the amendment to the Supplemental Warrants, unless the obligation under the Senior Note Indenture to make a "Change of Control Offer" following a change of control is removed (whether by amendment, waiver, payment of the Senior Notes, or otherwise) or the Supplemental Warrants are further amended, Change of Control would be deemed to occur by no later than 60 days prior to January 1, 2003 and the Company would be required to commence to make a "Change of Control Offer" by no later than 30 days prior to January 1, 2003.

Please refer to the Company's financial statements as reported on Form 10-K (Note 9- Shareholders' Equity) for the year ended December 31, 2001 for further information on the classes and terms of preferred stocks and warrants.

NOTE 7 - (LOSS)/INCOME PER SHARE

The following table reconciles the numerators (income/loss) and the denominators (shares) used to calculate the basic and diluted loss per-share (in thousands):

                                                                For the three months
                                                                   ended March 31,
                                                                  2002          2001
                                                                  ----          ----
Income/(loss) from continuing operations before
extraordinary items                                          $      592    $     (270)
(Loss)/income from discontinued operations, net of taxes           (358)          578
                                                              ---------     ---------
Income before extraordinary items                                   234           308
Extraordinary gain on early extinguishments of debt, net of
income taxes                                                         72             0
                                                              ---------     ---------
Net income                                                          306           308

Less preferred stock dividends                                     (642)         (667)
                                                              ---------     ---------

(Loss) from continuing operations before extraordinary
items applicable to common shareholders, basic               $      (50)   $     (937)
                                                              =========     =========
Net (loss) applicable to common shareholders, basic          $     (336)   $     (359)
                                                              =========     =========

BASIC EPS
(Loss) from continuing operations before extraordinary
items applicable to common shareholders                      $      (50)   $     (937)
(Loss)/income from discontinued operations, net of taxes           (358)          578
                                                              ---------     ---------
(Loss) applicable to common shareholders before
extraordinary items                                                (408)         (359)
Extraordinary gain early extinguishments of debt, net of
taxes                                                                72             0
                                                              ---------     ---------
Net (loss) applicable to common shareholders                       (336)         (359)

Weighted average number of common shares outstanding          3,117,687     3,097,254

(Loss) per share from continuing operations before
extraordinary items                                          $    (0.02)   $    (0.30)
(Loss) per share from discontinued operations                     (0.11)         0.18
Extraordinary gain per share on debt extinguishments               0.02          0.00
                                                              ---------     ---------
Net (loss) per share                                         $    (0.11)   $    (0.12)
                                                              =========     =========

DILUTED EPS
(Loss) from continuing operations before extraordinary
items applicable to common shareholders                      $     (50)    $    (937)
Plus dilutive preferred stock dividends                              0             0
                                                              ---------     ---------
(Loss) from continuing operations before extraordinary
items applicable to common shareholders                             (50)         (937)
(Loss)/income from discontinued operations                         (358)          578
                                                              ---------     ---------
(Loss) before extraordinary item                                   (408)         (359)
Extraordinary gain on early extinguishments of debt                  72             0
                                                              ---------     ---------
Net (loss) applicable to common shareholders                 $     (336)   $     (359)

Weighted average number of common shares outstanding          3,117,687     3,097,254
Effect of dilutive securities:
     Preferred stock                                                  0             0
     Common Stock Warrants                                            0             0
     Options                                                          0             0
                                                              ---------     ---------
Weighted average number of common shares outstanding,
diluted                                                       3,117,687     3,097,254
                                                              =========     =========

(Loss) per share from continuing operations before
extraordinary items                                          $    (0.02)   $    (0.30)
(Loss)/income per share from discontinued operations              (0.11)         0.18
Extraordinary gain per share on debt extinguishments               0.02          0.00
                                                              ---------     ---------
Net (loss) per share                                         $    (0.11)   $    (0.12)
                                                              =========     =========

The following common stock equivalents of the Company's various classes of preferred stock were not included in the computation of diluted earnings per share because the effect of adding back the related dividends and weighted average common shares would be antidilutive:

                   Outstanding at         Convertible into      Potential Common Stock
                      March 31,          Common Shares as of   outstanding, three months
                      ---------              March 31,             ended March 31,
                                             ---------             ---------------
                     2002        2001      2002       2001         2002       2001
                     ----        ----      ----       ----         ----       ----
 Class/ Series
 Class AAA         28,500      28,500  1,187,500  1,187,500   1,187,500  1,187,500
 Series C               0           0          0          0           0      4,460
 Series E             800      12,229      2,000     30,573       2,000     30,573
 Warrants       5,937,500   5,937,500  5,937,500  5,937,500   5,914,838  5,937,500


NOTE 8 - DISCONTINUED OPERATIONS

The net (loss)/income from discontinued operations includes the operating results of the operating subsidiaries that were sold in 2001 or later, as well as the gain or loss on the sale of those operations. In accordance with SFAS 144, these gains and losses are shown net of income taxes. The subsidiaries included in discontinued operations are Brookstone, Fortress Florida, Whittaker, Christopher, Quail, Galloway, Sunstar and Iacobucci. All periods presented have been restated. The discontinued operations disclosures are summarized as follows (in millions):


                                                         Pretax
                                      Homebuilding    Income/(Loss)
                                       Revenues      from Operations
                                       --------      ---------------

                                       Three Months ended March 31,
                                       ----------------------------
                                      2002     2001     2002     2001
                                      ----     ----     ----     ----
Brookstone (sold February 2001)               $ 1.2             $ 0.0
Fortress Florida (sold May 2001)               17.6               0.8
Whittaker (sold July 2001)                     13.7              (0.5)
Christopher (sold August 2001)                 12.2               0.0
Quail (sold October 2001)                       2.6              (0.1)
Sunstar (sold December 2001)                    8.2               0.4
Galloway (sold December 2001)                  11.5               0.3
                                               ----               ---
   Subtotal- 2001 dispositions                 67.0               0.9
Iacobucci  (sold February 2002)(1)   $ 3.0     12.1    (0.3)      0.1
                                     -----     ----    -----      ---
   Subtotal                          $ 3.0     79.1    (0.3)      1.0
                                     =====     ====
Tax (benefit)/provision                                (0.0)      0.4
                                                       -----      ---
Net (loss)/income                                     $(0.3)    $ 0.6
                                                      ======    =====



        (1) On February 28, 2002 the Company sold Iacobucci Homes. The sale price was $27.0 million, which included $11.6 million in cash and the assumption by the purchaser of substantially all of the subsidiary's secured debt and other liabilities.


NOTE 9 - ASSET IMPAIRMENT CHARGES

During the first quarter of 2002, the Company decided to sell the assets of one community in its Austin market in bulk to a third party. These assets consist of both developed and undeveloped lots. Approximately $2.9 million has been reclassified from "Real estate inventories" to "Assets held for sale" as of March 31, 2002. Debt associated with this community has been reclassified to "Liabilities related to assets held for sale". In accordance with Statement of Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144), the carrying amount of these assets was evaluated and an impairment charge of $780,000 was recognized.

NOTE 10 - INCOME TAXES

The (benefit)/provision for income taxes consists of the following (in thousands):

                                              Three Months
                                             Ended March 31,
                                                  2002
                                               ----------
         Current:
             Federal                             $    70
             State                                    15
                                                 -------
                                                      85
         Deferred:
             Federal                                 219
             State                                    63
                                                 -------
                                                     282
                                                 -------
         Subtotal                                    367
         Discontinued operations adjustment (1)      173
                                                 -------
         Total                                   $   540
                                                 =======

         Continuing operations                       454
         Discontinued operations                      31
         Extraordinary items                          55
                                                 -------
         Total                                   $   540
                                                 =======


        (1) Discontinued operations adjustment was recorded due to a change in estimate from year end December 31, 2001 for the determination of the state net operating losses.

The provision/(benefit) for income taxes differs from the amount computed by applying the Federal income tax statutory rate of 34% for the three months ended March 31, 2002 and 35% for the years ended December 31, 2001 respectively, as follows (in thousands):

                                                          Three Months Ended
                                                            March 31, 2002
                                                            --------------
              Income tax computed at statutory rate              $288
              State income taxes, net of Federal benefit           51
              Other, net                                           28
                                                              -------

              Total                                           $   367
                                                              =======

              Effective Rate                                    43.4%
                                                              =======


Deferred tax assets (liabilities) arise due to the recognition of income and expense items for tax purposes in periods which differ from those used for financial statement purposes. At March 31, 2002 and December 31, 2001 the net deferred tax asset was comprised of the following (in thousands):

                                                    March 31, 2002       December 31, 2001
                                                    --------------       -----------------
       Deferred Tax Assets:
       Warranty and other reserves                      $1,555               $2,406
       Depreciation                                        345                  351
       Amortization                                        126                  126
       Capitalized inventory                               119                  296
       Payroll accruals                                    191                   89
       Workers compensation accruals                       (12)                  10
       Deferred profit                                     178                   43
       State net operating losses                          869                    0
       Other                                               499                   56
                                                        ------                ------
           Total gross deferred tax assets               3,870                3,377
       Deferred Tax Liabilities:
       Prepaid expenses                                    (17)                  (7)
       Rebates                                             (38)                 (38)
                                                        ------                ------
               Total gross deferred tax
                liabilities                                (55)                 (45)

        Net deferred tax asset                          $3,815               $3,332
                                                        ======               ======

Net deferred tax assets are included with prepaid expenses and other assets on the balance sheet.

Fortress and its wholly owned subsidiaries file a consolidated federal income tax return. The Internal Revenue Service selected for review the consolidated tax return for the year ended December 31, 1999. The Company does not expect any material adverse effects from this review.


NOTE 11 - OTHER EXPENSES

The following table summarizes the composition of "Other expenses" for the quarters ended March 31, 2001 and 2000 (in millions):

                                                        Quarter ended March 31,
                                                        ----------------------
                                                           2002      2001
                                                           ----      ----
  Pretax (income) from financial services (see below)    $  (0.1)    $  0.0
  Interest expense                                           0.3        0.5
  Interest income                                            0.0       (0.2)
  Other, net                                                (0.1)      (0.1)
                                                        --------    -------
  Net other expenses                                     $   0.1     $  0.2
                                                        ========    =======


Financial services (income) is generated by the Company's wholly-owned subsidiary Fortress Mortgage. The following results of operations of Fortress Mortgage for the year presented are reflected in "Other expense" (in millions):

                                                        Quarter ended March 31,
                                                        ----------------------
                                                           2002          2001
                                                           ----          ----
  Revenue                                                 $ 0.8         $ 1.0
  Expenses                                                  0.7           1.0
                                                          -----         -----
  Pretax income                                           $ 0.1         $ 0.0
                                                          =====         =====

NOTE 12 - NET ASSETS OF MORTGAGE COMPANY

The assets and liabilities of the mortgage company for the quarter ended March 31, 2002 and year ended December 31, 2001 are summarized in the following table (in thousands):

                                                    March 31, 2002  December 31, 2001
                                                    --------------  -----------------
Cash and cash equivalents                                   $1,855            $   938
Accounts and notes receivable                                   76                278
Mortgage loans                                               6,427             12,534
Property and equipment, net                                    206                267
Prepaid expenses and other assets                              216                102
                                                            ------            -------
    Total assets                                            $8,780            $14,119
                                                            ======            =======

Accounts payable and accrued construction                   $  318              $ 502
liabilities
Notes and mortgages payable                                  5,844              9,950
Accrued expenses                                                49                307
                                                            ------            -------
    Total liabilities                                        6,211             10,759
Total shareholders' equity                                   2,569              3,360
                                                            ------            -------
    Total liabilities and shareholders' equity              $8,780            $14,119
                                                            ======            =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The Company elected to adopt, effective January 1, 2001, Statement of Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). Under SFAS No. 144, the Company has reported the results of operations and cash flows of the operating subsidiaries sold in 2001 and 2002 as discontinued operations for all periods presented.

The following table sets forth for the periods indicated certain items of the Company's consolidated results of operations:

(dollars expressed in millions)

                                     For the Three Months  For the Three Months
                                     Ended March 31, 2002  Ended March 31, 2001
                                     --------------------  --------------------
                                                   % of                 % of
                                                 Revenue               Revenue
                                                 -------               -------
    Revenues                           $   61.3             $  41.2

    Gross profit                           10.6   17.3%         7.9     19.2%
    Selling, general and
    administrative expenses                 8.7   14.2%         8.1     19.7%
    Income/(loss) from continuing
       operations and before
       extraordinary items                  0.6    1.0%        (0.3)    (0.7%)
    (Loss)/income from discontinued
       operations, net of taxes
       (before loss on disposal of
       assets)                             (0.4)                0.6

    Extraordinary items, net of taxes       0.1                 0.0
                                       --------             -------

    Net income                         $    0.3             $   0.3
                                       ========             =======

The following table sets forth information relating to new orders, home closings, and sales backlog by region for the three months ended or as of March 31, 2002 and 2001 (continuing operations only):

                                 New Orders (Net)   Backlog Units      Backlog $(in 000's)
                                    2002     2001     2002     2001        2002       2001
                                    ----     ----     ----     ----        ----       ----
Market:
Denver                                76      125      170      290     $69,004   $ 90,870
Fort Collins                          24       58       49      100      15,386     34,551
Tucson                                34       60       30       52       4,122      6,551
                                     ---      ---      ---      ---    --------   --------
  Western Region (Genesee)           134      243      249      442      88,512    131,972
Austin                                74       81       95      199      22,788     45,803
San Antonio                           56       42       77       33      16,257      7,081
                                     ---      ---      ---      ---    --------   --------
  Texas Region (Wilshire)            130      123      172      232      39,045     52,884
                                     ---      ---      ---      ---    --------   --------
Total                                264      366      421      674    $127,557   $184,856
                                     ===      ===      ===      ===    ========   ========

                                         Closing Units      Closing $ (in 000's)
                                         -------------      --------------------
                                           2002     2001      2002     2001
                                           ----     ----      ----     ----
Denver                                       84       41   $21,871 $ 12,729
Fort Collins                                 42       22    14,195    7,231
Tucson                                       33       20     4,561    2,496
                                            ---      ---   -------  -------
  Western Region (Genesee)                  159       83    40,627   22,456
Austin                                       59       74    13,583   15,073
San Antonio                                  28       18     5,968    3,505
                                            ---      ---   -------  -------
  Texas Region (Wilshire)                    87       92    19,551   18,578
                                            ---      ---   -------  -------
Total                                       246      175   $60,178  $41,034
                                            ===      ===   =======  =======

CONSOLIDATED RESULTS OF OPERATIONS

COMPARISON OF THE COMPANY'S RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001.

General

As indicated in the chart above, net new orders for the Company's continuing operations totaled 264 homes for the three months ended March 31, 2002, a 27.9% decrease from the 366 homes sold during the same period of 2001. New orders decreased in all markets except for San Antonio. While new orders in our Texas region markets increased 5.7% to 130 homes, new orders in our Western region markets decreased 44.9% for the current quarter to 134 homes from the year-ago quarter. Part of the decline in our Western markets can be attributed to a 22% reduction in the number of open communities in our two Colorado markets, which comprise the majority of our Western region.

At March 31, 2002, the Company had a combined backlog of 421 homes with a value of $127.6 million as compared to 674 homes with a value of $184.9 million as of March 31, 2001, representing a 37.5% decline in backlog homes and a 31.0% decline in backlog value. Partially offsetting the volume decrease was the increase in the average value of a home in backlog of 10.5% from $274,300 to $303,000. The decrease of backlog units is due primarily to the decreased level of new orders in this quarter along with an increase in closings.

Revenue

The Company's continuing operations generated revenues of $61.3 million for the three months ended March 31, 2002 as compared to $41.2 million for the three months ended March 31, 2001, an increase of 48.9%. This growth in revenue is due to a year over year increase of 40.6% in the number of homes closed (from 175 to 246), as well as an increase in the average price of a home closed (from $234,500 to $244,600). Markets in the Company's Western region (Denver, Fort Collins and Tucson) and San Antonio all experienced significant increases in the number of homes closed in 2002, while Austin experienced a decline in closings.

Gross Profit

Gross profit increased 34.7%, from $7.9 million in the first quarter of 2001 to $10.6 million in 2002. However, gross profit margin decreased by 190 basis points (from 19.2% to 17.3%). This decline in margin reflects increases in lot cost and financing costs in several markets, increased closing costs in our Western region markets and changes in product mix.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("S,G&A expenses") increased by 7.2%, from $8.1 million for the three months ended March 31, 2001 to $8.7 million for the same period of 2002. However, S,G&A expenses were significantly reduced as a percentage of revenue, from 19.7% in the first quarter of 2001 to 14.2% in 2002.

Selling expenses increased from $3.2 million in 2001 to $4.5 million in 2002. As a percentage of revenues, commission expense remained constant at approximately 4.5% while other fixed and variable marketing costs declined by approximately 0.5%. The selling expenses declined as a percentage of revenue, from 7.9% in 2001 to 7.4% in 2002.

General and administrative expenses ("G&A expenses") decreased in both absolute dollars and as a percentage of revenue, from $4.9 million (11.9% of revenue) for the three months ended March 2001 to $4.2 million (6.9% of revenue) for the same period of 2002. The decline principally reflects cost cutting measures taken as part of the Company's restructuring.

Impairment Charges

During the first quarter of 2002, the Company recognized an impairment charge of $0.8 million pertaining to a community in its Austin market.

Other (Income)/Expense

The Company generated other expenses of $0.1 million for the quarter ended March 31, 2002, as compared to other expenses of approximately $0.2 million in 2001of the same quarter. Included in this decrease is growth in pretax income from the Company's mortgage subsidiary, from $0.0 million in 2001 to ($0.1) million in 2002. Revenue and expenses of Fortress Mortgage are shown net on the other (income)/expense line of the statement of operations. (See Note 11 - Other Expenses.)

Also contributing to the year over year decrease in net other expenses was the Company's significantly reduced financing expenses during 2001, due to the retirement of $57.4 million of its Senior Notes throughout the year. Additionally, rates fell throughout the year on its secured variable rate debt.

Income/(Loss) from Continuing Operations

Due to the previously described factors, income from continuing operations for the three months ended March 31, 2002 was $0.6 million, as compared to a loss of ($0.3) million for the same period of 2001.

Loss per share from continuing operations and before extraordinary items, on a diluted basis, was ($0.02) for 2002 compared with a loss per share of ($0.30) for 2001.

(Loss)/Income from Discontinued Operations

During the three months ended March 31, 2002, discontinued operations generated a net loss of ($0.4) million, as compared to net income of $0.6 million in 2001. Neither period contained losses on sale or impairment charges. Included in results of operations for the three months ended March 31, 2001 were operating results for all discontinued subsidiaries, most of which were sold later in 2001. 2002 includes only partial quarter results for the one remaining discontinued subsidiary, Iacobucci, which was sold on February 28, 2002.

These results of operations of discontinued operations resulted in incremental
(loss)/income per share on a diluted basis of ($0.11) for the first quarter of 2002 and $0.19 for the same period of 2001.

Extraordinary Items

During the first quarter of 2002, the Company retired a total of approximately $9.3 million principal amount of its Senior Notes for a cash price of $9.0 million plus accrued interest. The gain resulting from the retirement, net of income taxes, is approximately $72,000, which is reflected as an extraordinary item in the consolidated statement of operations for 2002. (See Note 5 - Notes and Mortgages Payable). This extraordinary gain resulted in an incremental income per share of $0.02 on a diluted basis. Retirements of Senior Notes in 2001 occurred subsequent to the first quarter, so no extraordinary gains were reflected for the three months ended March 31, 2001.

Net Income and Net (Loss) per Share

Due to the previously discussed results of operations from continuing operations, discontinued operations and extraordinary items, the Company recorded net income of $0.3 million and ($0.11) net loss per share on a diluted basis for the quarter ended March 31, 2002, as compared to net income of $0.3 million and ($0.12) net loss per share on a diluted basis for the quarter ended March 31, 2001.

Earnings Before Interest, Taxes, Depreciation and Amortization

Earnings before interest, taxes, depreciation and amortization (EBITDA) from continuing operations more than doubled to $5.2 million for the three months ended March 31, 2002, as compared to $2.4 million for the same period of 2001. EBITDA as a percentage of gross revenues increased to 8.4% in 2002 from 5.7% in 2001. EBITDA is provided as a supplemental measurement of the Company's operating performance. EBITDA does not represent cash flows from operations as defined by generally accepted accounting principles and should not be considered an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. In addition, EBITDA measures presented by the Company may not be comparable to other similarly titled measures of other companies.

LIQUIDITY AND CAPITAL RESOURCES

                                                  THREE MONTHS ENDED MARCH 31,
                                                  ----------------------------
                                                     2002              2001
                                                     ----              ----
 Cash (used in) operating activities               $ (1,186)        $(14,568)

 Cash provided by/(used in) investing
 activities                                        $  9,824         $  3,261

 Cash (used in)/provided by financing
 activities                                        $(16,837)        $ 11,569

The Company's operating activities involve several components, principally home construction, land development and mortgage loan origination for home purchasers. For the three months ended March 31, 2002, the Company's operating activities, taken in the aggregate, used approximately $1.2 million of cash. An increase in inventory of $6.8 million from year-end levels was a major factor in the net use of cash from operating activities.

During the first quarter of 2002, the Company sold Iacobucci, the last of its operating subsidiaries designated as discontinued operations during 2001. This sale provided the Company with approximately $11.3 million in cash. Offsetting this cash inflow were payments during 2002 of approximately $0.7 million in costs associated with prior subsidiary sales, which were accrued as of December 31, 2001, as well as $0.8 million in purchases of property and equipment. Cash generated from investing activities, primarily the sale of Iacobucci, were used to fund the repayment of Senior Notes.

During the first quarter of 2002, the Company used approximately $16.8 million in cash from financing activities. As noted in the cash flows from investment activities paragraph above, cash generated from the sale of Iacobucci was used primarily to repay an additional $9.3 million of the Company's Senior
Notes, which used approximately $9.3 million in cash. In addition, the Company reduced its project level land development and construction debt by approximately $5.6 million during the first quarter of 2002, deploying excess cash on the balance sheet as of December 31, 2001.

The Company regularly amends or extends existing loan agreements, which mature at various times during the year, and/or executes new loan agreements. Approximately $223.4 million of secured financing commitments were in place at the subsidiary level at March 31, 2002. Under these credit facilities, the Company has borrowed $70.2 million at March 31, 2002. The total amount available under these commitments varies based on individual loan covenants and inventory levels.

As of March 31, 2002 the Company had cash and cash equivalents on hand of $2.4 million. The Company believes that funds available through the existing credit facilities coupled with the cash on hand and cash generated through operations should be adequate for the anticipated cash needs for the foreseeable future. However, there can be no assurance that any current working capital lender will agree to renew or extend its existing facility or, if renewed, that such renewal or extension would be on similar or more advantageous terms. No assurance can be given that, in the event any current working capital lender declines to renew its facility, the Company would be able to replace such facility.

At March 31, 2002, the Company had 2,001 lots in inventory, in excess of backlog, which represents a 23-month supply of land based on sales absorption rates during the first quarter of 2002. It is one of the Company's operating strategies to own a relatively low supply of finished lots and lots under development in order to manage and minimize risk associated with land ownership. The Company utilizes land options and investments in partnerships as methods of controlling and subsequently acquiring land. The Company plans to continue these practices and expects to exercise, subject to market conditions, substantially all of its option contracts. At March 31, 2002, the Company had 3,281 lots under option representing a 37-month supply of land based on the same absorption rates as above.

It is possible that the Company may experience a change of control (as defined in the Senior Note Indenture) in 2002 as a result of the Supplemental Warrants becoming exercisable (See "Supplemental Warrants" below). The Company's liquidity position could be materially and adversely impacted if it becomes obligated to make a change in control offer to redeem the Senior Notes. The Company's ability to satisfy its obligations in such circumstances will depend upon its ability to raise capital or sell assets in a timely and sufficient manner.

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

As of March 31, 2002 the Company has $33.3 million outstanding of its Senior Notes, which mature in May 2003. The Company continues to explore alternatives for discharging this obligation, including refinancing the remaining obligations, continued repayment on the open market and/or the sale of additional assets in order to repay the Senior Notes obligations on or before its maturity date. No assurances can be given that the Company will be able to refinance or repay the remaining Senior Notes.

FAILURE TO MAKE PREFERRED DIVIDENDS PAYMENTS

The Company's Senior Note Indenture (the "Indenture") includes certain restrictions if the Company's Consolidated Fixed Charge Coverage Ratio (basically EBITDA to interest incurred for the Company and its Restricted Subsidiaries (as defined in the Indenture)) is below a ratio of two-to-one (the "Coverage Test"). As a result, this Indenture also restricts, and under certain conditions prevents, certain payments, including the payment of dividends and the repurchase or redemption of the Company's stock (the "Restricted Payments Covenant"), based in part on the Coverage Test. Beginning June 30, 2000, and though the third quarter of 2001, the Company did not meet the Coverage Test. Therefore the Company did not make its quarterly dividend payments during that period on 28,500 shares of its outstanding Class AAA 9% Preferred Stock, with an aggregate liquidation preference of $28,500,000. Since September 30, 2001, the Company has met the Fixed Charge Coverage Ratio. Accordingly, the dividends accrued through September 30, 2001, as well as dividends due for the fourth quarter of 2001 and the first quarter of 2002 are paid in full as of March 31, 2002.

Under the terms of the Class AAA Preferred Stock, if the Company fails to pay dividends on the Class AAA Preferred Stock, the holders of the Class AAA Preferred Stock are entitled to elect directors of the Company constituting a majority of the Company's board. This right matures once a Payment Default (as defined in the Class AAA Preferred Stock) is declared by the holders of the Class AAA Preferred Stock and continues until such time as the Company has (i) cured any and all Payment Defaults and (ii) paid dividends currently under the Class AAA Preferred Stock for four consecutive quarterly periods. Prometheus has not exercised its rights to elect a majority of the board of directors but has reserved its right to make such an election until the Company has paid dividends currently for four consecutive quarters.

SUPPLEMENTAL WARRANTS

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

PLANNING COMMITTEE

The Planning Committee is currently reviewing the consolidation of the remaining divisions of the Company and exploring opportunities to maximize value for the Company's stakeholders. The Company expects that, in the remainder of 2002, the Planning Committee will continue to meet and to make recommendations to the Board of Directors with respect to these and other issues. The work of the Planning Committee may result in various actions to be implemented by the Company including, without limitation, repurchase of additional Senior Notes, additional asset sales, or other extraordinary transactions.

STATEMENT ON FORWARD-LOOKING INFORMATION

Certain information included in this report is "forward-looking" within the meaning of the Private Securities Litigation Reform Act of 1995. You can identify this information by use of words like "may," "will," "expect," "anticipate," "estimate," or "continue" or similar expressions. Such statements represent the Company's judgment and involve known and unknown risks, uncertainties and other factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. Such risks, uncertainties and other factors include, but are not limited to, fluctuations in interest rates, availability of raw materials and labor costs, levels of competition, housing demand in the Company's markets, the affect of government regulation, the availability of capital, the continued listing of the Company's stock on the Nasdaq National Market, the price of the Company's common stock, weather conditions, changes in general economic conditions and other factors which may adversely effect The Company's operating results including net income and/or net income per share.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The principal material financial market risk to which the Company is exposed is interest rate risk. The Company's exposure to market risk for changes in interest rates relates primarily to refinancing long-term fixed rate obligations, the opportunity cost of fixed rate obligations in a falling interest rate environment and its variable rate lines of credit. The Company enters into debt obligations primarily to support general corporate purposes including acquisition of real estate properties, capital improvements and working capital needs. The Company utilizes forward sale (best efforts and mandatory) commitments to mitigate the risk associated with the mortgage loan portfolio. Other than the commitments noted above, the Company does not utilize interest rate swaps, forward option contracts on foreign currencies or commodities, or other types of derivative financial instruments. The Company believes that its overall balance sheet structure has re-pricing and cash flow characteristics that mitigate the impact of interest rate movements. The Company's interest rate risk has not changed significantly from that disclosed in its 2001 Form 10-K.

PART II - OTHER INFORMATION

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company did not make its dividend payments from July 1, 2000 to November 27, 2001,on 28,500 shares of its outstanding Class AAA 9% Preferred Stock, with an aggregate liquidation preference of $28,500,000. The Company did not pay the dividend on the Class AAA Preferred Stock in order to avoid the possibility of violating the restricted payments covenant under the Indenture. As of September 30, 2001, the Company met the Fixed Charge Coverage Ratio and subsequently paid all of the amounts due as of January 15, 2002. Dividends for the first quarter of 2002 were paid prior to the end of the quarter.


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


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (A)  EXHIBITS.

             Number    Description

             2.14 Purchase Agreement dated February 20, 2002, among Baker Residential of Pennsylvania, LLC, Fortress Pennsylvania, LLC, and Registrant (incorporated by reference to Exhibit
                       2.14 to Form 8-K filed on March 15, 2002).

        (B)  REPORTS ON FORM 8-K.

             Form 8-K, filed March 15, 2002, pursuant to Item 2, the disposition of the assets of the Company's subsidiary Iacobucci Homes.

           SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           THE FORTRESS GROUP, INC.



Date:   May 15, 2002                       By:  /s/ George C. Yeonas
        --------------                        ---------------------------------
                                                George C. Yeonas
                                                Chief Executive Officer



Date:   May 15, 2002                       By:  /s/ Jeffrey W. Shirley
        --------------                        ---------------------------------
                                                Jeffrey W. Shirley
                                                Chief Financial Officer
                                                and Principal Accounting Officer